Form 10-Q
period 2012-03-31
Nationstar Mortgage Holdings Inc.
filed 2012-05-15
CIK 1520566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35449

Nationstar Mortgage Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2156869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Highland Drive Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(469) 549-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.01 par value, outstanding as of May 15, 2012: 89,166,667.

NATIONSTAR MORTGAGE HOLDINGS INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:

•	the delay in our foreclosure proceedings due to inquiries by certain state Attorneys General, court administrators, and state and federal governmental agencies;

•

the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) on our business activities and practices, costs of operations and overall results of operations;

•	the impact on our servicing practices of enforcement consent orders and agreements entered into by certain federal and state agencies against the largest mortgage servicers;

•	increased legal proceedings and related costs;

•

the continued deterioration of the residential mortgage market, increase in monthly payments on adjustable rate mortgage loans, adverse economic conditions, decrease in property values and increase in delinquencies and defaults;

•	the deterioration of the market for reverse mortgages and increase in foreclosure rates for reverse mortgages;

•	our ability to efficiently service higher risk loans;

•	our ability to mitigate the increased risks related to servicing reverse mortgages;

•	our ability to compete successfully in the mortgage loan servicing and mortgage loan originations industries;

•

our ability to maintain or grow the size of our servicing portfolio and realize our significant investments in personnel and our technology platform by successfully identifying attractive acquisition opportunities, including mortgage servicing rights (MSRs), subservicing contracts, servicing platforms and originations platforms;

•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions, including potentially significant acquisitions;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	our ability to grow our loan originations volume;

•	the termination of our servicing rights and subservicing contracts;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•	loss of our licenses;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to follow the specific guidelines of government-sponsored enterprises (GSEs) or a significant change in such guidelines;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	changes to Home Affordable Modification Program (HAMP), Home Affordable Refinance Program (HARP), Making Home Affordable Plan (MHA) or other similar government programs;

•

changes in our business relationships with the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), the Government National Mortgage Association (Ginnie Mae) and others that facilitate the issuance of mortgage-backed securities (MBS);

•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;

•	errors in our financial models or changes in assumptions;

•	requirements to write down the value of certain assets;

•	changes in prevailing interest rates;

•	our ability to successfully mitigate our risks through hedging strategies;

•	changes to our servicer ratings;

•	the accuracy and completeness of information about borrowers and counterparties;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections;

•	failure of our vendors to comply with servicing criteria;

•	the loss of the services of our senior managers;

•	changes to our income tax status;

•	failure to attract and retain a highly skilled work force;

•	changes in public opinion concerning mortgage originators or debt default specialists; and

•	changes in accounting standards.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to the Nationstar Mortgage LLC Annual Report on Form 10-K Item 1A. Risk Factors filed on March 15, 2012 to Part I of this report for further information on these and other factors affecting us.

PART I. Financial Information

Item 1. Financial Statements

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars and shares in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$355,994	$62,445
Restricted cash	108,854	71,499
Accounts receivable	521,615	562,300
Mortgage loans held for sale	378,561	458,626
Mortgage loans held for investment, subject to nonrecourse debt—Legacy Assets, net of allowance for loan losses of $6,318 and $5,824, respectively	241,239	243,480
Reverse mortgage interests	148,365	—
Receivables from affiliates	13,148	4,609
Mortgage servicing rights – fair value	266,169	251,050
Property and equipment, net of accumulated depreciation of $40,740 and $39,201, respectively	25,106	24,073
Real estate owned (REO), net	5,720	3,668
Other assets	113,991	106,181

Total assets	$2,178,762	$1,787,931

Liabilities and shareholders’ equity
Notes payable	$767,754	$873,179
Unsecured senior notes	280,568	280,199
Payables and accrued liabilities	241,317	183,789
Derivative financial instruments	7,240	12,370
Mortgage servicing liabilities — amortized cost	17,102	—
Nonrecourse debt — Legacy Assets	109,794	112,490
Excess spread financing (at fair value)	47,324	44,595
Participating interest financing	114,322	—

Total liabilities	1,585,421	1,506,622

Commitments and contingencies — See Note 17
Members’ units	—	281,309
Preferred stock at $0.01 par value — 300,000 shares authorized, no shares issued or outstanding	—	—
Common stock at $0.01 par value — 1,000,000 shares authorized, 89,167 shares issued and outstanding	892	—
Additional paid-in-capital	542,263	—
Retained earnings	50,186	—

Total shareholders’ equity	593,341	281,309

Total liabilities and shareholders’ equity	$2,178,762	$1,787,931

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars and shares in thousands, except per share data)

	For the three months ended March 31,
	2012	2011
Revenues:
Servicing fee income	$83,950	$56,488
Other fee income	7,253	8,198

Total fee income	91,203	64,686
Gain on mortgage loans held for sale	70,512	20,506

Total revenues	161,715	85,192

Expenses and impairments:
Salaries, wages and benefits	61,665	46,923
General and administrative	29,112	15,564
Provision for loan losses	753	1,128
Loss on foreclosed real estate	2,265	2,247
Occupancy	2,782	2,259

Total expenses and impairments	96,577	68,121

Other income (expense):
Interest income	13,441	18,318
Interest expense	(24,980)	(25,368)
Loss on interest rate swaps and caps	(268)	—
Fair value changes in ABS securitizations	—	(2,652)

Total other income (expense)	(11,807)	(9,702)

Income before taxes	53,331	7,369
Income tax expense	3,145	—

Net income	50,186	7,369
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge	—	139

Comprehensive income	$50,186	$7,508

Earnings per share:
Basic earnings per share	$0.67	$0.11

Diluted earnings per share	$0.67	$0.11

Weighted average shares:
Basic	74,388	70,000
Dilutive effect of stock awards	173	—

Diluted	74,561	70,000

Dividends declared per share	$—	$—

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars and shares in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Units and Equity
Beginning balance at December 31, 2010	—	$255,301	$—	$—	$—	$1,071	$256,372
Share-based compensation		14,815	—	—	—	—	14,815
Distributions to parent		(4,348)	—	—	—	—	(4,348)
Tax related share-based settlement of units by members		(5,346)	—	—	—	—	(5,346)
Net income		20,887	—	—	—	—	20,887
Change in value of cash flow hedge		—	—	—	—	(1,071)	(1,071)

Ending balance at December 31, 2011	—	281,309	—	—	—	—	281,309

(unaudited)
Contributions from parent — FIF HE		12,751	—	—	—	—	12,751
LLC conversion of equity to common shares	70,000	(294,060)	700	293,360	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	246,700
Share-based compensation		—	—	2,395	—	—	2,395
Net income		—	—	—	50,186	—	50,186

Balance at March 31, 2012	89,167	$—	$892	$542,263	$50,186	$—	$593,341

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three months ended March 31,
	2012	2011
Operating activities
Net income	$50,186	$7,369
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	2,395	5,263
Gain on mortgage loans held for sale	(70,512)	(20,506)
Provision for loan losses	753	1,128
Loss on foreclosed real estate	2,265	2,247
Loss on equity method investments	117	—
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	268	(902)
Fair value changes in ABS securitizations	—	2,652
Fair value changes in excess spread financing	4,852	—
Depreciation and amortization	1,531	751
Change in fair value on mortgage servicing rights	(495)	3,784
Accretion of mortgage servicing liability	(633)	—
Amortization of debt discount	3,132	3,066
Amortization of discounts	(1,210)	(1,260)
Mortgage loans originated and purchased, net of fees	(1,189,942)	(654,127)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	1,303,096	768,606
Changes in assets and liabilities:
Accounts receivable, net	40,685	(16,209)
Receivables from affiliates	806	1,451
Reverse mortgage interests	(112,738)	—
Other assets	(8,471)	(572)
Payables and accrued liabilities	109,198	28,845

Net cash provided by operating activities	135,283	131,586

Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(dollars in thousands)

	Three months ended March 31,
	2012	2011
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	2,987
Property and equipment additions, net of disposals	(2,564)	(3,612)
Acquisition of equity method investee	—	(6,600)
Deposits on / purchase of forward mortgage servicing rights, net of liabilities incurred	(347)	—
Repurchases from Ginnie Mae	(2,426)	—
Proceeds from sales of REO	2,955	12,503

Net cash (used in) / provided by investing activities	(2,382)	5,278

Financing activities
Transfers (to) / from restricted cash, net	(90,951)	18,025
Issuance of common stock, net of IPO issuance costs	249,550	—
Issuance of participating interest financing	115,438	—
Decrease in notes payable	(105,425)	(101,307)
Repayment of nonrecourse debt — Legacy assets	(3,135)	(5,895)
Repayment of ABS nonrecourse debt	—	(14,288)
Repayment of excess servicing spread financing	(2,123)	—
Distributions to parent — FIF HE	—	(3,900)
Debt financing costs	(2,706)	(2,302)

Net cash provided by / (used in) financing activities	160,648	(109,667)

Net increase in cash and cash equivalents	293,549	27,197
Cash and cash equivalents at beginning of period	62,445	21,223

Cash and cash equivalents at end of period	$355,994	$48,420

Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$—	$90
Transfer of mortgage loans held for investment to REO at fair value	1,340	1,922
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	—	5,151
Change in value of cash flow hedge–accumulated other comprehensive income	—	139
Mortgage servicing rights resulting from sale or securitization of mortgage loans	13,066	9,881
Liabilities incurred from purchase of forward mortgage servicing rights	811	—

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business

Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) is a Delaware corporation, formed in conjunction with and for the purpose of affecting an initial public offering by allowing common shareholders to own equity in a corporation instead of in a limited liability company.

Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third party investors in the secondary market. Nationstar Mortgage LLC (Nationstar), the Company’s principal operating subsidiary, is one of the largest high touch non-bank servicers in the United States.

Basis of Presentation

In conjunction with the initial public offering of Nationstar Inc., Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the Reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF HE Holdings LLC (FIF). Nationstar Mortgage Holdings Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. Upon completion of the initial public offering and Reorganization, all of the equity interests in Nationstar were transferred from FIF to two direct wholly-owned subsidiaries of Nationstar Inc. In conjunction with the Reorganization, FIF contributed certain assets to Nationstar Mortgage LLC. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged it’s equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc.

The consolidated financial statements include the accounts of Nationstar Inc. and its wholly-owned subsidiaries and those variable interest entities (VIEs) where Nationstar Inc.’s wholly-owned subsidiaries are the primary beneficiaries. Nationstar Inc. applies the equity method of accounting to investments when the entity is not a VIE and Nationstar Inc. is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that the Nationstar Inc. became the primary beneficiary through the date the Nationstar ceases to be the primary beneficiary.

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles (GAAP) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Nationstar Mortgage LLC Annual Report on Form 10-K filed on March 15, 2012. The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.

2. Recent Accounting Developments

Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Update No. 2011-03). Update No. 2011-03 is intended to improve the accounting and reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion pertaining to an exchange of collateral such that it should not be a determining factor in assessing effective control, including (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The amendments in this update were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-03 did not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Update No. 2011-04). Update No. 2011-04 is intended to provide common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). The changes required in this update include changing the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011. Upon adoption, certain disclosure requirements were added to the Fair Value Measurements footnote. The adoption of Update No. 2011-04 did not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 did not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05 (Update No. 2011-12). Update 2011-12 is intended to temporarily defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income as required by Update No. 2011-05. All other requirements in Update 2011-05 are not affected by this update. This update does not change the requirement to present reclassifications adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements (Update 2011-05). The amendments in this update were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-12 did not have a material impact on our financial condition, liquidity or results of operations.

3. Variable Interest Entities and Securitizations

Nationstar has been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which Nationstar has continuing involvement with the underlying transferred financial assets. Nationstar aggregates these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans and 2) transfers accounted for as secured borrowings.

On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization.

Nationstar also maintains various agreements with special purpose entities (SPEs), under which Nationstar transfers mortgage loans and/or advances on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans and/or advances. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on Nationstar’s consolidated balance sheets. Collections on the mortgage loans and/or advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to Nationstar and can only look to the assets of the SPEs themselves for satisfaction of the debt.

A Variable Interest Entity (VIE) is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Current accounting guidance requires that all existing SPEs be evaluated for consolidation. Nationstar identified certain securitization trusts where Nationstar, through its affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate Nationstar to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, Nationstar as Master Servicer on the related mortgage loans, retains the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that Nationstar has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in Nationstar’s consolidated financial statements. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, mortgage servicing rights, and any remaining residual interests. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates (ABS nonrecourse debt) acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet.

As a result of market conditions and deteriorating credit performance on these consolidated VIEs, Nationstar expects minimal to no future cash flows on the economic residual. Under existing GAAP, Nationstar would be required to provide for additional allowances for loan losses on the securitization collateral as credit performance deteriorated, with no offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of amounts owed to the debt holders once they are extinguished. Therefore, Nationstar would be required to record accounting losses beyond its economic exposure.

To more accurately represent the future economic performance of the securitization collateral and related debt balances, Nationstar elected the fair value option provided for by Accounting Standards Codification (ASC) ASC 825-10, Financial Instruments-Overall. This option was applied to all eligible items within the VIE, including mortgage loans held for investment, subject to ABS nonrecourse debt, and the related ABS nonrecourse debt.

Subsequent to this fair value election, Nationstar no longer records an allowance for loan loss on mortgage loans held for investment, subject to ABS nonrecourse debt. Nationstar continues to record interest income in Nationstar’s consolidated statement of operations on these fair value elected loans until they are placed on a nonaccrual status when they are 90 days or more past due. The fair value adjustment recorded for the mortgage loans held for investment is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.

Subsequent to the fair value election for ABS nonrecourse debt, Nationstar continues to record interest expense in Nationstar’s consolidated statement of operations on the fair value elected ABS nonrecourse debt. The fair value adjustment recorded for the ABS nonrecourse debt is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.

Under the existing pooling and servicing agreements of these securitization trusts, the principal and interest cash flows on the underlying securitized loans are used to service the asset-backed certificates. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned.

Nationstar consolidates the SPEs created for the purpose of issuing debt supported by collections on loans and advances that have been transferred to it as VIEs, and Nationstar is the primary beneficiary of these VIEs. Nationstar consolidates the assets and liabilities of the VIEs onto its consolidated financial statements.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810 Nationstar has evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any MSRs on the consolidated balance sheet. The impact of this derecognition on Nationstar’s consolidated statement of operations was recognized in the fourth quarter of 2011 in the fair value changes in ABS securitizations line item.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in Nationstar’s consolidated financial statements as of March 31, 2012 and December 31, 2011 is presented in the following tables (in thousands):

	March 31, 2012	December 31, 2011
	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
ASSETS
Restricted cash	$30,910	$22,316
Accounts receivable	280,735	279,414
Mortgage loans held for investment, subject to nonrecourse debt	232,648	237,496
REO	3,265	3,668

Total Assets	$547,558	$542,894

LIABILITIES
Notes payable	$243,892	$244,574
Payables and accrued liabilities	978	977
Derivative financial instruments	6,578	—
Nonrecourse debt–Legacy Assets	109,794	112,490

Total Liabilities	$361,242	$358,041

A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total collateral balances	$4,467,654	$4,579,142

Total certificate balances	4,469,180	4,582,598

Total mortgage servicing rights at fair value	29,126	28,635

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2012 or 2011, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	For the three months ended,
	March 31, 2012		March 31, 2011
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$936,006	$79,751	$756,024	$51,422

Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended,
	March 31, 2012		March 31, 2011
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$7,861	$—	$7,738	$—

4. Consolidated Statement of Cash Flows-Supplemental Disclosure

Total interest paid for the three months ended March 31, 2012 and 2011 was approximately $14.0 million and $16.5 million, respectively. There were no income taxes paid for the three months ended March 31, 2012 and 2011.

5. Accounts Receivable

Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts.

Accounts receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Delinquent interest advances	$202,790	$213,737
Corporate and escrow advances	273,999	299,946
Insurance deposits	1,750	1,750
Accrued interest	1,249	1,512
Receivables from trusts	455	4,664
Accrued servicing fees	16,781	20,865
Other	24,591	19,826

Total accounts receivable	$521,615	$562,300

6. Mortgage Loans Held for Sale and Investment

Mortgage loans held for sale

Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third party purchasers or securitized shortly after origination.

Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis (see Note 13 — Fair Value Measurements).

Mortgage loans held for sale consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans held for sale — unpaid principal balance	$368,180	$442,596
Mark-to-market adjustment	10,381	16,030

Total mortgage loans held for sale	$378,561	$458,626

We had no mortgage loans held for sale on a nonaccrual status at March 31, 2012 or December 31, 2011.

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	2012	2011
For the three months ended March 31,
Mortgage loans held for sale — beginning balance	$458,626	$369,617
Mortgage loans originated and purchased, net of fees	1,189,942	654,127
Cost of loans sold, net of fees	(1,261,747)	(765,695)
Principal payments received on mortgage loans held for sale and other changes	(8,260)	9,592
Transfer of mortgage loans held for sale to REO	—	(288)

Mortgage loans held for sale — ending balance	$378,561	$267,353

Mortgage loans held for investment, subject to nonrecourse debt — legacy assets, net

Mortgage loans held for investment, subject to nonrecourse debt — legacy assets principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of operations when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

Nationstar accounts for the loans that were transferred to held for investment from held for sale during October 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, management evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that Nationstar would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). Nationstar considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. Nationstar determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield).

Over the life of the transferred loans, management continues to estimate cash flows expected to be collected. Nationstar evaluates at the balance sheet date whether the present value of the loans determined using the effective interest rates has decreased, and if so, records an allowance for loan loss. The present value of any subsequent increase in the transferred loans cash flows expected to be collected is used first to reverse any existing allowance for loan loss related to such loans. Any remaining increase in cash flows expected to be collected are used to adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loans.

Nationstar accounts for its allowance for loan losses for all other mortgage loans held for investment in accordance with ASC 450-20, Loss Contingencies. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loans held for investment portfolio. Mortgage loans held for investment portfolio is comprised primarily of large groups of homogeneous residential mortgage loans. These loans are evaluated based on the loan’s present delinquency status. The estimate of probable losses on these loans considers the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on historical experience related to the migration of these from each delinquency category to default over a twelve month period. The entire allowance is available to absorb probable credit losses from the entire held for investment portfolio.

Mortgage loans held for investment, subject to nonrecourse debt — legacy assets, net as of the dates indicated include (in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans held for investment, subject to nonrecourse debt — legacy assets, net — unpaid principal balance	$371,438	$375,720
Transfer discount
Accretable	(22,653)	(22,392)
Non-accretable	(101,228)	(104,024)
Allowance for loan losses	(6,318)	(5,824)

Total mortgage loans held for investment, subject to nonrecourse debt -legacy assets, net	$241,239	$243,480

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Three months ended March 31, 2012	Year ended December 31, 2011
Accretable Yield
Balance at the beginning of the period	$22,392	$25,219
Additions	—	—
Accretion	(958)	(4,131)
Reclassifications from (to) nonaccretable discount	1,219	1,304
Disposals	—	—

Balance at the end of the period	$22,653	$22,392

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.2 million for the three months ended March 31, 2012, and $1.3 million for the year ended December 31, 2011 from nonaccretable difference. Furthermore, the Company considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded provisions for loan losses of $0.8 million for the three months ended March 31, 2011, and
$– million for the three months ended March 31, 2012 on the transferred loans to reflect this impairment.

Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-legacy assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net were as follows (in thousands) for the dates indicated:

	Three months ended March 31, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	533	220	753
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(251)	(8)	(259)

Balance at the end of the period	$1,923	$4,395	$6,318

Ending balance — Collectively evaluated for impairment	$285,648	$85,790	$371,438

	Year ended December 31, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	1,346	2,191	3,537
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(534)	(477)	(1,011)

Balance at the end of the period	$1,641	$4,183	$5,824

Ending balance — Collectively evaluated for impairment	$283,770	$91,950	$375,720

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following tables provide the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of dates indicated.

	March 31, 2012	December 31, 2011
	(in thousands)
Credit Quality by Delinquency Status
Performing	$285,648	$283,770
Non-Performing	85,790	91,950

Total	$371,438	$375,720

Credit Quality by Loan-to-Value Ratio
Less than 60	$41,968	$42,438
Less than 70 and more than 60	15,988	15,968
Less than 80 and more than 70	24,994	25,190
Less than 90 and more than 80	30,056	32,620
Less than 100 and more than 90	35,019	33,708
Greater than 100	223,413	225,796

Total	$371,438	$375,720

Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.

Reverse mortgage interests

Reverse mortgage interests consists of fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, and payments made to borrowers for line of credit draws on the reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized and sold. As of March 31, 2012, Nationstar had $148.4 million in outstanding reverse mortgage interests.

Nationstar accounts for outstanding and future reverse mortgage interests as financing receivables in accordance with ASC 310, Receivables. Interest and other unpaid taxes and fees are accrued monthly and capitalized as part of the outstanding advance balance. When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of operations.

7. Mortgage Servicing Rights (MSRs)

MSRs at fair value

Nationstar recognizes MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting and for which the servicing rights are retained. Additionally, Nationstar may acquire the rights to service residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties.

Nationstar identifies MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of rights to service forward residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties as a class of MSR. Nationstar carries the reverse mortgage interests as held for investment. Nationstar applies fair value accounting to this class of MSRs, with all changes in fair value recorded as charges or credits to servicing fee income in accordance with ASC 860-50, Servicing Assets and Liabilities.

MSRs arise from contractual agreements between Nationstar and investors in mortgage securities and mortgage loans. Nationstar records MSR assets when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. Under these contracts, Nationstar performs loan servicing functions in exchange for fees and other remuneration.

The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, discount rate, and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. Certain of the forward loans underlying the MSRs are prime agency and government conforming residential forward mortgage loans and as such are more interest rate sensitive whereas the remaining MSRs are more credit sensitive. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in the valuing the MSRs. Nationstar obtains third party valuations for a portion of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.

Certain of the forward loans underlying the mortgage servicing rights carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these mortgage servicing rights is more likely to be affected from changes in credit losses than from interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs is more likely to be affected from interest rate movement than changes in credit losses.

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	March 31, 2012		December 31, 2011
Discount rate	25.66%		25.71%
Total prepayment speeds	16.32%		15.80%
Expected weighted-average life	4.96	years	5.15	years
Credit losses	32.19%		35.42%

Interest Rate Sensitive MSRs	March 31, 2012		December 31, 2011
Discount rate	10.52%		10.46%
Total prepayment speeds	16.46%		19.02%
Expected weighted-average life	5.20	years	5.04	years
Credit losses	8.41%		9.73%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Three months ended March 31, 2012	Year ended December 31, 2011
Fair value at the beginning of the period	$251,050	$145,062
Additions:
Servicing resulting from transfers of financial assets	13,066	36,474
Recognition of servicing assets from derecognition of variable interest entities	—	5,714
Purchases of servicing assets	1,558	102,800
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	9,368	(14,207)
Other changes in fair value	(8,873)	(24,793)

Fair value at the end of the period	$266,169	$251,050

Unpaid principal balance of forward loans serviced for others
Originated or purchased mortgage loans
Credit sensitive loans	$31,237,701	$32,408,623
Interest sensitive loans	12,719,004	11,844,831

Total owned loans	$43,956,705	$44,253,454

In March 2012, Nationstar entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively “Aurora”). Under the Asset Purchase Agreement, Nationstar agreed to purchase the MSRs to approximately 300,000 residential mortgage loans with a total unpaid principal balance of approximately $63 billion, $1.75 billion of servicing advance receivables, and certain other assets. The composition of the total portfolio is expected to be approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar has also agreed to assume certain liabilities. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions, including certain regulatory approvals and third party consents, and customary termination rights.

MSRs at amortized cost

Additionally, Nationstar has acquired servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar will apply the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs will be periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, will represent the excess of amortized cost of an individual stratum over its estimated fair value and will be recognized through a valuation allowance.

In December 2011 Nationstar entered into a contract to acquire certain reverse mortgage MSRs with an unpaid principal balance of $7.8 billion. The contract was closed in January 2012. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including Reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion will be recorded as service fee income on the statement of operations and of comprehensive income. The key economic assumptions used to estimate the fair value of these servicing liabilities, and will be used to evaluate potential impairments in the future are as follows:

March 31, 2012
Discount rate	12.0%
Expected weighted-average life	5.5 years

The activity of MSRs carried at amortized cost is as follows for the dates indicated (in thousands):

Three months ended March 31, 2012
Activity of MSRs at amortized cost
Balance at the beginning of the period	$—
Additions:
Assumptions of servicing obligations	17,735
Deductions:
Accretion	(633)

Balance at end of the period	$17,102

Subserviced loans

In addition to the two classes of MSRs that the Company services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. The Company has no recorded value for its subservicing arrangements. At March 31, 2012 and December 31, 2011 the unpaid principal balances under subservicing arrangements were $50.7 billion and $53.7 billion, respectively.

Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	2012	2011
For the three months ended March 31,
Servicing fees	$60,977	$43,138
Ancillary fees	25,958	18,357

Total servicing and ancillary fees	$86,935	$61,495

8. Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Derivative financial instruments	$27,681	$11,302
Deferred financing costs	13,588	12,059
Deposits pending on mortgage servicing rights acquisitions	11,235	28,904
Loans subject to repurchase right from Ginnie Mae	39,427	35,735
Equity method investment	10,191	6,493
Margin call deposits	2,592	4,518
Prepaid expenses	4,954	4,286
Unsecured loans	1,834	1,827
Other	2,489	1,057

Total other assets	$113,991	$106,181

Deposits pending on mortgage servicing rights acquisitions primarily consist of amounts transferred to third parties for the future acquisition of mortgage servicing. In December 2011, the Company entered into an agreement with a financial institution to acquire the rights to service reverse mortgages with an unpaid principal balance of approximately $9.6 billion, of which the underlying reserve mortgages are currently owned by an unaffiliated GSE. The purchase of these acquired servicing rights will be executed pending the approval of the GSE. Upon execution of the purchase, Nationstar will assume responsibility for advance obligations on the underlying reverse mortgage loans. At March 31, 2012, the maximum unfunded advance obligation was approximately $1.4 billion. Nationstar deposited $9.0 million with the financial institution for the purchase of these servicing rights. As of December 31, 2011, Nationstar had placed in escrow $17.9 million relating to the purchase of the mortgage servicing rights and related outstanding advance balances with the same financial institution. Such purchase was completed in January 2012 and these escrow amounts were released. In addition, the Company has entered into separate agreements to purchase forward mortgage servicing rights. These amounts are carried as deposits on acquired servicing rights acquisitions until the underlying forward residential mortgage loan balances are transferred to Nationstar. Nationstar has deposited with a counterparty for servicing rights on forward mortgages for $2.2 million as of March 31, 2012 that are expected to be originated and transferred to Nationstar during the second and third quarter of 2012, and $2.0 million December 31, 2011 that were originated and transferred to Nationstar during the first quarter of 2012.

For certain loans sold to GNMA (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. The Company’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $39.4 million at March 31, 2012 and $35.7 million at December 31, 2011.

In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company. In March 2012 FIF contributed its 13% investment in ANC to Nationstar, increasing the overall investment to 35%. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both originations and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.

A summary of the assets, liabilities, and operations of ANC as of the following periods are presented in the following tables (in thousands):

	March 31, 2012	December 31, 2011
ASSETS
Cash	$1,717	$2,486
Accounts receivable	4,731	5,296
Receivables from affiliates	372	92
Equity method investments	3,438	2,788
Property and equipment, net	1,975	1,995
Goodwill and other intangible assets	34,045	33,876
Other assets	376	590

Total assets	$46,654	$47,123

LIABILITIES
Notes payable	$4,724	$4,724
Payables and accrued liabilities	14,111	13,236

Total liabilities	$18,835	$17,960

	Three months ended March 31, 2012
REVENUES
Sales	$15,296
Cost of sales	(11,351)

Net sales revenues	3,945
OTHER INCOME/(EXPENSE)
Operating costs	(4,503)
Income from equity method investments	703
Depreciation and amortization	(388)
Other income/(expense)	(30)
Loss from discontinued operations	(23)

Total other income/(expense)	(4,241)

Net loss	$(296)

Nationstar recorded a net charge to earnings related to loss on equity method investments of $0.1 million for the three months ended March 31, 2012 and no related amount for the three months ended March 31, 2011, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

9. Derivative Financial Instruments

Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale.

Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales of MBS to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded as a component of other assets and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain (loss) on mortgage loans held for sale.

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables Trust 2009-ABS financing. This interest rate swap was designated as a cash flow hedge under ASC 815 and was recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.

During 2008, Nationstar entered into interest rate cap agreements to hedge the interest payment on the servicing advance facility. These interest rate cap agreements generally require an upfront payment and receive cash flow only when a variable rate based on LIBOR exceeds a defined interest rate. These interest rate cap agreements are not designated as hedging instruments, and unrealized gains and losses are recorded in loss on interest rate swaps and caps in Nationstar’s consolidated statements of operations.

In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps on ABS nonrecourse debt in March 2012 to Nationstar. These outstanding derivatives are designed to hedge the interest payments associated with the issuance of variable-rate securitization debt. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The outstanding interest rate swaps on ABS debt have not been designated as accounting hedges during the three months ended March 31, 2012, and these interest rate swaps are recorded at fair value and included as a component of other assets on Nationstar’s consolidated balance sheet. Any changes in fair value are recorded as a component of gains or losses on interest rate swaps and caps in Nationstar’s consolidated statement of operations.

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the three months ended March 31, 2011. In conjunction with the October 2011 amendment to our 2010-ABS Advance Financing Facility, Nationstar paid off the 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of the 2009-ABS Advance Financing Facility, Nationstar de-designated the underlying interest rate swap on the 2009-ABS Advance Financing Facility. The outstanding 2010-ABS interest rate swap served as an economic hedge during the period it was outstanding through the year ended December 31, 2011 and the quarter ended March 31, 2012.

The Effect of Derivative Instruments on the Statement of Operations

(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

For the three months ended March 31, 2011
Interest Rate Swap	$139	Interest Expense	$278	Interest Expense	$902

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Year ended March 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$3,548	$79	$(555)
OTHER ASSETS
IRLCs	2012	1,608,763	27,395	16,093
Forward MBS trades	2012	1,164,400	286	6,116
LIABILITIES
Interest rate swaps and caps	2012-2015	196,200	6,502	38
Interest rate swaps on ABS debt (1)	2012-2017	1,040,265	738	(306)

Year ended December 31, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$28,047	$634	$592
OTHER ASSETS
IRLCs	2012	736,377	11,302	6,598
LIABILITIES
Interest rate swaps and caps	2012-2015	193,500	6,540	1,261
Forward MBS trades	2012	691,725	5,830	(9,792)
Interest rate swap, subject to ABS nonrecourse debt(2)	—	—	—	(8,058)

(1)	In March 2012, Nationstar received interest rate swaps on ABS nonrecourse debt from FIF as a part of the restructuring.
(2)	In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt and therefore the underlying interest rate swap, subject to ABS nonrecourse debt.

10. Indebtedness

Notes Payable

A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	March 31, 2012		December 31, 2011
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$161,113	$161,649	$179,904	$182,096
Securities repurchase facility (2011)	11,774	55,603	11,774	55,603
2010-ABS advance financing facility	207,470	238,195	219,563	249,499
2011-Agency advance financing facility	36,422	41,476	25,011	28,811
MSR note	9,255	15,502	10,180	16,230

Originations Segment Notes Payable
$175 million warehouse facility	97,421	103,595	46,810	51,040
$150 million warehouse facility	115,779	125,932	251,722	265,083
$100 million warehouse facility (2011)	59,795	62,858	7,310	7,672
$100 million warehouse facility (2009)	63,860	66,521	16,047	16,715
ASAP+ facility	4,865	4,860	104,858	104,006

Total notes payable	$767,754	$876,191	$873,179	$976,755

Servicing Segment Notes Payable

MBS advance financing facility — Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $275 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is currently December 2012.

Securities repurchase facility (2011) — In December 2011, Nationstar entered into a securities repurchase facility with a financial services company that was amended in March 2012 to extend the expiration to June 2012. The MRA states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of March 31, 2012, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt — Legacy Assets securitization which was structured as a financing.

2010-ABS advance financing facility — In December 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to Nationstar.

2011-Agency advance financing facility — In October 2011, Nationstar executed the 2011-Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $75 million and the interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is October 2012. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

MSR note — In connection with the October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.

Originations Segment Notes Payable

$175 million warehouse facility — In February 2010, Nationstar executed an MRA with a financial institution, which will expire in January 2013. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $175 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

$150 million warehouse facility — Nationstar has an MRA with a financial services company, which was amended in February 2012 to expire in February 2013 and reduce the committed amount from $300 million to $150 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a margin of 3.25%.

$100 million warehouse facility (2011) — In March 2011, Nationstar executed a Master Repurchase Agreement (MRA) with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $100 million in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The maturity is February 2013 with the interest rate is based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral, and requires a tangible net worth of $175 million maintained.

$100 million warehouse facility (2009) — In October 2009, Nationstar executed an MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50%. The maturity date of this MRA with the financial institution is January 2013.

ASAP + facility — During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.

Unsecured Senior Notes

In March 2010, Nationstar completed the offering of $250 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. In September 2011, Nationstar completed an exchange offer of the $250.0 million in 10.875% unsecured senior notes for new notes that have been registered under the Securities Act of 1933. The exchange notes are identical in all material respects to the privately issued notes, except for the transfer restrictions and registrations rights that do not apply to the exchanged notes, and different administrative terms.

The indenture for the unsecured senior notes contains various covenants and restrictions that limit Nationstar’s, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.

In December 2011, Nationstar completed an additional offering of $35 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million, with a maturity date of April 2015. In March 2012, Nationstar filed an exchange offer with the SEC for the $35.0 million in 10.875% unsecured senior notes for new notes, which became effective April 3, 2012, and have been registered under the Securities Act of 1933. The exchange notes are identical in all material respects to the privately issued notes, except for the transfer restrictions and registrations rights that do not apply to the exchanged notes, and different administrative terms.

The additional notes rank equally in right of payment with all of our existing and future senior debt and rank senior in right of payment to all of our existing and future subordinated debt. The additional notes are effectively junior in right of payment to all of our existing and future senior secured debt to the extent of the assets securing such debt and to any existing and future liabilities of our non-guarantor subsidiaries.

Legacy Asset and Other Financing

Nonrecourse Debt–Legacy Assets

In November 2009, Nationstar completed the securitization of approximately $222 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $109.8 million and $112.5 million at March 31, 2012, and December 31, 2011, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $363.8 million and $373.1 million at March 31, 2012 and December 31, 2011, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $127.7 million and $130.8 million at March 31, 2012 and December 31, 2011, respectively.

Excess Spread Financing Debt at Fair Value

Nationstar acquired mortgage servicing rights on a pool of agency residential mortgage loans (the Portfolio) on September 30, 2011. In December 2011, Nationstar entered into a sale and assignment agreement which is treated as a financing with an indirect wholly-owned subsidiary of Newcastle Investment Corp. (Newcastle). Nationstar is an affiliate of Newcastle’s manager. Nationstar, in a transaction accounted for as a financing arrangement, sold to Newcastle the right to receive 65% of the excess cash flow generated from the Portfolio after receipt of a fixed basic servicing fee per loan. The sale price was $43.7 million.

Nationstar retained all ancillary income associated with servicing the Portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolio and provides all servicing and advancing functions. Newcastle has no prior or ongoing obligations associated with the Portfolio.

Contemporaneous with the above, Nationstar entered into a refinanced loan agreement with Newcastle. Should Nationstar refinance any loan in the Portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above. The carrying amount of the financing was $47.3 million and $44.6 million at March 31, 2012 and December 31, 2011, respectively.

Participating Interest Financing

Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial Reverse mortgage interests on its balance sheet, and recording the pooled HMBS as participating interest financing liabilities on Nationstar’s balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.51% to 7.47%.

Financial Covenants

As of March 31, 2012, Nationstar was in compliance with its covenants on Nationstar’s borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

11. General and Administrative Expenses

General and administrative expense consists of the following for the dates indicated (in thousands):

	2012	2011
For the three months ended March 31,
Servicing	$13,890	$4,876
Legal and professional fees	5,102	3,095
Depreciation and amortization	1,531	751
Advertising	742	850
Equipment	1,348	909
Telecommunications	1,169	819
Postage	1,314	1,517
Stationary and supplies	994	1,002
Travel	821	693
Dues and fees	912	974
Insurance, taxes, and other	1,289	78

Total general and administrative expense	$29,112	$15,564

12. Income Taxes

The financial statements through December 31, 2011 and for the period January 1, 2012 up to the Reorganization do not include income tax expense or benefit or any current or deferred income tax assets or liabilities. Nationstar Inc.’s corporate subsidiaries were subject to income taxes prior to the Reorganization, however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes.

As a result of the Reorganization, Nationstar Inc. and its subsidiaries, including Nationstar, became a new corporate consolidated group for income tax purposes. As a result of the change in income tax status, the Company is required to record deferred taxes on the difference between book and tax bases in assets and liabilities as of the Reorganization date. The net deferred tax asset or liability is recorded through the income statement as a component of income tax expense. As of the Reorganization date, the Company recorded a $70.8 million deferred tax asset for net operating and other loss carryforwards inherited as a result of the Reorganization, and a $16.5 million deferred tax liability related to basis differences in Nationstar’s assets and liabilities. In addition, the Company recorded a $54.3 million valuation allowance for deferred tax assets that management concluded will likely not be realized.

The Company recorded an income tax provision of $3.1 million on pretax book income of $12.4 million earned from the Reorganization date through March 31, 2012. The Company expects its annual effective tax rate for the period from the Reorganization date through December 31, 2012 to be between 20 – 28%.

13. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered fair value hierarchy based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs). In addition, ASC 820 requires an entity to consider all aspects of nonperformance risk, including its own credit standing, when measuring the fair value of a liability. Under ASC 820, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values.

The following describes the methods and assumptions used by Nationstar in estimating fair values:

Cash and Cash Equivalents, Restricted Cash, Notes Payable — The carrying amount reported in the consolidated balance sheets approximates fair value.

Mortgage Loans Held for Sale — Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value. Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from quoted market prices, Nationstar classifies these valuations as Level 2 in the fair value disclosures.

Mortgage Loans Held for Investment, subject to nonrecourse debt — Legacy Assets — Nationstar determines the fair value of loans held for investment, subject to nonrecourse debt — Legacy Assets using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

Mortgage Servicing Rights — Fair Value — Nationstar will typically retain the servicing rights when it sells forward loans into the secondary market. Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

Reverse Mortgage Interests — Nationstar’s reverse mortgage advances consist of fees paid to taxing authorities for borrowers unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

REO — Nationstar determines the fair value of REO properties through the use of third party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. This valuation adjustment is based upon Nationstar’s historical experience with REO. REO is classified as Level 3 in the fair value disclosures.

Derivative Instruments — Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on fair value of related mortgage loans which is based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets in the consolidated balance sheets. These IRLCs are classified as Level 2 in the fair value disclosures.

Unsecured Senior Notes — The fair value of unsecured senior notes is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value.

Nonrecourse Debt — Legacy Assets — Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3.

Excess Spread Financing — Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2012 being mortgage prepayment speeds of 19.5%, average life of 3.5 years, and discount rate of 14.1%. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

Participating Interest Financing — Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		March 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$378,561	$—	$378,561	$—
Mortgage servicing rights – fair value(1)	266,169	—	—	266,169
Other assets:
IRLCs	27,395	—	27,395	—
Forward MBS trades	286	—	286	—

Total assets	$672,411	$—	$406,242	$266,169

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,502	$—	$6,502	$—
Interest rate swaps on ABS debt	738	—	738	—
Excess spread financing (at fair value)	47,324	—	—	47,324

Total liabilities	$54,564	$—	$7,240	$47,324

		December 31, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$458,626	$—	$458,626	$—
Mortgage servicing rights – fair value(1)	251,050	—	—	251,050
Other assets:
IRLCs	11,302	—	11,302	—

Total assets	$720,978	$—	$469,928	$251,050

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,540	$—	$6,540	$—
Forward MBS trades	5,830	—	5,830	—
Excess spread financing (at fair value)	44,595	—	—	44,595

Total liabilities	$56,965	$—	$12,370	$44,595

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	March 31, 2012		December 31, 2011
	ASSETS	LIABILITIES	ASSETS	LIABILITIES
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595	$145,062	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	495	4,852	(39,000)	3,060
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,558	—	102,800	—
Issuances	13,066	—	36,474	43,742
Sales	—	—	—	—
Settlements	—	(2,123)	5,714	(2,207)

Ending balance	$266,169	$47,324	$251,050	$44,595

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gains (Losses) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended March 31, 2012
Assets
REO(1)	$—	$—	$5,720	$5,720	$(2,265)

Total assets	$—	$—	$5,720	$5,720	$(2,265)

Year ended December 31, 2011
Assets
REO(1)	$—	$—	$3,668	$3,668	$(6,833)

Total assets	$—	$—	$3,668	$3,668	$(6,833)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	March 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$355,994	$355,994	$—	$—
Restricted cash	108,854	108,854	—	—
Mortgage loans held for sale	378,561	—	378,561	—
Mortgage loans held for investment, subject to nonrecourse debt — Legacy assets	241,239	—	—	228,364
Reverse mortgage interests	148,365	—	148,365	—
Derivative instruments	27,681	—	27,681	—

Financial liabilities:
Notes payable	767,754	767,754	—	—
Unsecured senior notes	280,568	301,031	—	—
Derivative financial instruments	7,240	—	7,240	—
Nonrecourse debt — Legacy assets	109,794	—	—	111,420
Excess spread financing (at fair value)	47,324	—	—	47,324
Participating interest financing	114,322	—	114,322	—

	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,445	$62,445	$—	$—
Restricted cash	71,499	71,499	—	—
Mortgage loans held for sale	458,626	—	458,626	—
Mortgage loans held for investment, subject to nonrecourse debt — Legacy assets	243,480	—	—	226,890
Derivative instruments	11,302	—	11,302	—

Financial liabilities:
Notes payable	873,179	873,179	—	—
Unsecured senior notes	280,199	282,150	—	—
Derivative financial instruments	12,370	—	12,370	—
Nonrecourse debt — Legacy assets	112,490	—	—	114,037
Excess spread financing (at fair value)	44,595	—	—	44,595

14. Shareholders’ Equity

Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (the “Plan”), that offers certain key employees of Nationstar, consultants and non-employee directors equity-based awards. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management in the total amount of 1,191,117 shares and also to members of the Board in the total amount of 85,716 shares.

Share-based compensation is recognized in accordance with ASC 718, Compensation-Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations, based on the fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.

The restricted stock, net of forfeitures, is scheduled to vest over 3 years with 424,591 vesting in February 2013, 424,591 vesting in February 2014, and 424,866 vesting in February 2015. The weighted average grant date fair value of the restricted stock was $14.00.

In addition to the 2012 Plan, Nationstar management also has interests in certain of the predecessor parent company FIF’s restricted preferred units which will fully vest in June 30, 2012. The weighted average grant date fair value of these units was $4.23.

Total compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the three months ended March 31, 2012 was $2.4 million. Nationstar expects to recognize $9.3 million of compensation expense in the last nine months of 2012, $6.0 million in 2013, $2.5 million in 2014, and $0.4 million in 2015.

15. Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock units.

16. Capital Requirements

Certain of Nationstar’s secondary market investors require various capital adequacy requirements, as specified in the respective selling and servicing agreements. To the extent that these mandatory, imposed capital requirements are not met, Nationstar’s secondary market investors may ultimately terminate Nationstar’s selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans. In addition, these secondary market investors may impose additional net worth or financial condition requirements based on an assessment of market conditions or other relevant factors.

Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $129.9 million. As of March 31, 2012, Nationstar was in compliance with all of its selling and servicing capital requirements.

Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2012, Nationstar was in compliance with these minimum tangible net worth requirements.

17. Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, Nationstar and its subsidiaries and current and former officers and employees are routinely named as defendants in various legal actions, including class actions and other litigation, arising in connection with activities related to a national mortgage servicer and lender. Certain of the actual or threatened legal actions include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. Further, in the ordinary course of business the Company and Related Parties can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

A 50 state task force of attorneys general as well as certain federal agencies are investigating issues related to the conduct of certain mortgage servicing companies and related service providers, in connection with mortgage foreclosures. While the Company is not involved in the investigation or negotiations regarding a settlement, the ultimate outcome could have a material impact on other mortgage servicers, including the Company.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal providers, of $1.1 million and $1.5 million were included in general and administrative expense on the consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively.

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

18. Business Segment Reporting

Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all subprime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from Nationstar’s predecessor and consolidated VIEs which were consolidated pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.

Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Elimination” column in the following tables.

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended March 31, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$83,800	$—	$83,800	$617	$(467)	$83,950
Other fee income	7,302	(19)	7,283	(30)	—	7,253

Total fee income	91,102	(19)	91,083	587	(467)	91,203
Gain/(loss) on mortgage loans held for sale	—	70,500	70,500	—	12	70,512

Total revenues	91,102	70,481	161,583	587	(455)	161,715

Total expenses and impairments	59,230	28,474	87,704	8,883	(10)	96,577

Other income (expense):
Interest income	4,625	3,541	8,166	4,808	467	13,441
Interest expense	(16,928)	(3,777)	(20,705)	(4,253)	(22)	(24,980)
Loss on interest rate swaps and caps	38	—	38	(306)	—	(268)

Total other income (expense)	(12,265)	(236)	(12,501)	249	445	(11,807)

Income before taxes	$19,607	$41,771	$61,378	$(8,047)	$—	$53,331

Depreciation and amortization	$860	$382	$1,242	$289	$—	$1,531
Total assets	1,402,327	512,418	1,914,745	264,017	—	2,178,762

	Three months ended March 31, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$57,919	$—	$57,919	$393	$(1,824)	$56,488
Other fee income	3,199	4,044	7,243	955	—	8,198

Total fee income	61,118	4,044	65,162	1,348	(1,824)	64,686
Gain (loss) on mortgage loans held for sale	—	20,569	20,569	—	(63)	20,506

Total revenues	61,118	24,613	85,731	1,348	(1,887)	85,192

Total expenses and impairments	40,407	21,812	62,219	5,965	(63)	68,121

Other income (expense):
Interest income	967	2,603	3,570	12,924	1,824	18,318
Interest expense	(13,457)	(1,981)	(15,438)	(9,930)	—	(25,368)
Fair value changes—ABS securitizations	—	—	—	(2,652)	—	(2,652)

Total other income (expense)	(12,490)	622	(11,868)	342	1,824	(9,702)

Income before taxes	$8,221	$3,423	$11,644	$(4,275)	$—	$7,369

Depreciation and amortization	$372	$269	$641	$110	$—	$751
Total assets	720,762	306,170	1,026,932	841,323	—	1,868,255

19. Related Party Disclosures

Nationstar maintains a marketing agreement with Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the originations fees of loans that Nationstar refinances.

Additionally, in January 2011, Nationstar entered into three agreements to act as the loan subservicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended March 31, 2012 and 2011, Nationstar recognized revenue of $2.6 million and $2.2 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At March 31, 2012 and December 31, 2011, Nationstar had an outstanding receivable from Springleaf of $0.6 million and $0.6 million, respectively, which was included as a component of accounts receivable.

Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle Investment Corp. (Newcastle), which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.1 billion and $1.2 billion, for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011 Nationstar received servicing fees and other performance incentive fees of $1.4 million and $1.5 million, respectively.

Additionally, in December 2011 Nationstar entered into an agreement with Newcastle, where Nationstar sold to Newcastle the right to receive approximately 65% of the excess cash flow generated from certain MSRs acquired on September 30, 2011 after receipt of a fixed basic servicing fee per loan, the sale price was $43.7 million. Nationstar will retain all ancillary income associated with servicing such MSRs and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the portfolio. Newcastle will not have prior or ongoing obligations associated with this MSR portfolio. Furthermore, should Nationstar refinance any loan in such portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolio. The new or replacement loan will be governed by the same terms set forth in the agreement described above. The fair value on the outstanding liability related to this agreement was $47.3 million at March 31, 2012. Additionally, as a component of the underlying agreement, Newcastle held back a portion of the sales price, amounting to $3.1 million, pending certain conditions being satisfied by Nationstar. Such amount is recorded in accounts receivable and is expected to be received in second quarter 2012.

In March 2011, Nationstar entered into a limited partnership agreement with ANC. ANC is the parent company of NREIS, which through the ANC partnership we hold a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provides title agency settlement or valuation services for loan originations and default management. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. For the three months ended March 31, 2012 and the year ending December 31, 2011 Nationstar disbursed $4.7 million and $4.9 million, respectively, for servicing-related advances.

20. Subsequent Events

In April 2012, Nationstar completed an offering of $275.0 million in senior unsecured notes, the proceeds of this offering was $269.5 million, with a maturity of May 2019. These unsecured senior notes pay interest bi-annually at an interest rate of 9.625%.

In April 2012, Nationstar completed an agreement to purchase certain servicing rights relating to reverse mortgage loans from a financial institution with an aggregate UPB of approximately $10 billion and assume certain liabilities associated with such MSRs.

In April 2012, Nationstar amended it’s 2011-ABS Agency agreement increasing the total advance capacity to $300 million, with an interest rate range between 2.5% to 6.5%.

Definitive Agreement to Acquire Certain Mortgage Servicing Assets of Residential Capital, LLC

On May 14, 2012, Nationstar signed a definitive agreement (the “Agreement”) to acquire certain residential mortgage servicing assets and other assets (collectively, “Mortgage Servicing Assets”) from Residential Capital, LLC and related entities (collectively, “ResCap”) in connection with ResCap’s proposed asset sale under Section 363 of the U.S. Bankruptcy Code (the “Transaction”).

Nationstar expects the acquired Mortgage Servicing Assets to total approximately $373 billion, including $201 billion in primary residential MSRs and $172 billion in subservicing contracts, as measured by unpaid principal balances as of February 29, 2012, approximately $1.8 billion of related servicing advance receivables and certain other complimentary assets. The Transaction is expected to close in late 2012, subject to certain conditions and auction described below.

The purchase price of the MSRs and subservicing contracts is approximately $700 million based on unpaid principal balances as of February 29, 2012. The cash purchase price of the related servicing advance receivables is approximately $180 million, net of financing, based on advance balances as of February 29, 2012. Nationstar expects to enter into approximately $1.6 billion of advance financing facilities to fund the balance of the related servicing advance receivables.

Nationstar will fund up to approximately $450 million of the purchase price. The remainder to be funded with the proceeds of a co-investment by Newcastle and potentially other Fortress-affiliated entities whereby Nationstar will sell the right to receive approximately 65% of the excess MSRs after receipt of a fixed basic servicing fee per loan. Nationstar will retain approximately 35% of the excess MSRs and all ancillary income associated with servicing the loans. Under the terms of the investment, to the extent that any loans in this portfolio are refinanced by Nationstar, the resulting mortgage servicing right will be included in the portfolio, subject to certain limitations.

As contemplated by the Agreement, ResCap has voluntarily filed a Chapter 11 petition in U.S. Bankruptcy Court and is seeking court approval to sell its Mortgage Servicing Assets in an auction process supervised by the court. Pursuant to the terms of the Agreement, Nationstar has agreed to serve as the “stalking horse” bidder for the auction of the Mortgage Servicing Assets. Nationstar’s bid is subject to superior offers solicited as part of the auction process as well as court and other approvals and conditions.

Nationstar anticipates that the court will approve in mid-June the auction procedures and timeline for the sale of the Mortgage Servicing Assets and that the auction process will last approximately 90 days, during which time ResCap will solicit competing bids. If Nationstar is the successful bidder, then ResCap will seek court approval to sell the Mortgage Servicing Assets to Nationstar and the closing of the Transaction would be expected to occur in late 2012. The auction timing and process is subject to the court’s discretion and may change.

The Agreement contains customary bid procedures and stalking horse protections, including a $72 million break-up fee and reimbursement of up to approximately $10 million of transaction-related expenses to be paid to Nationstar if it is not the successful bidder in the auction process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In conjunction with the completion of Nationstar Mortgage Holdings Inc.’s initial public offering, Nationstar Mortgage LLC became a wholly-owned indirect subsidiary of Nationstar Mortgage Holdings Inc. Nationstar Mortgage Holdings Inc. was formed as a Delaware corporation for the purpose of reorganizing the structure of FIF HE Holdings LLC (FIF) and Nationstar Mortgage LLC so that the common stock issuer was a corporation rather than a limited liability company. Investors in FIF exchanged their membership units for shares in Nationstar Mortgage Holdings Inc. Because Nationstar Mortgage Holdings Inc. had no operations prior to the reorganization and initial public offering, Nationstar Mortgage LLC is the predecessor company. The following discussion and analysis relates to the operations of Nationstar Mortgage Holdings Inc. and its consolidated subsidiaries. The terms “we,” “us”, or “our” refer to the business of Nationstar Mortgage Holdings Inc. or its predecessor Nationstar Mortgage LLC as appropriate.

General

Our Business

We are a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 63.7% annually on a compounded basis. As of March 31, 2012, we serviced over 635,000 residential mortgage loans with an aggregate UPB of $103.3 billion, making us the largest high touch non-bank servicer in the United States. Our total servicing portfolio as of March 31, 2012 includes approximately $7.9 billion of reverse residential mortgage loans which were acquired in January 2012. We currently outsource the servicing of our reverse residential mortgage loan portfolio to several servicing counterparties.

We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing”. We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of March 31, 2012, our primary servicing and subservicing, represented 43.9% and 48.5%, respectively of our total servicing portfolio, with 7.6% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate or have investments in several adjacent businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.

In March 2012, we entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively “Aurora”). Under the Asset Purchase Agreement, we agreed to purchase the MSRs to approximately 300,000 residential mortgage loans with a total unpaid principal balance of approximately $63 billion, $1.75 billion of servicing advance receivables, and certain other assets. The composition of the total portfolio is expected to be approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. We also agreed to assume certain liabilities. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions, including certain regulatory approvals and third party consents, and customary termination rights.

In December 2011, we acquired the rights to service a portfolio of reverse residential mortgage loans with an unpaid principal balance of approximately $9.6 billion. Reverse mortgages provide seniors (62 years and older) with a loan secured by their home. The majority of reverse mortgages are secured by Federal Housing Administration (FHA) and are referred to as “HECMs” or Home Equity Conversion Mortgages. Like a typical home equity loan, reverse mortgages are designed to enable seniors to borrow against the value of their home. Unlike a typical home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home and the amount of the loan is dependent on the appraised value of the home at the time of origination, the interest rate on the loan and the borrower’s age. Reverse mortgages may be either fully funded (fixed rate loan) or can provide for a line of credit that can be drawn periodically (adjustable rate “ARM” loan).

We are one of only a few non-bank servicers with a fully integrated loan originations platform to complement and enhance our servicing business. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate risk, typically sell these loans within 30 days while retaining the associated servicing rights. Our originations efforts are primarily focused on “re-origination,” which involves actively working with existing borrowers to refinance their mortgage loans. By re-originating loans for existing borrowers, we retain the servicing rights, thereby extending the longevity of the servicing cash flows, which we refer to as “recapture.”

We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a nonrecourse loan that requires no additional capital or equity contributions. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the variable interest entities’ (VIE) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to new consolidation accounting guidance related to VIEs adopted on January 1, 2010.

The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.

Nationstar Inc.’s internet address is www.nationstarholdings.com. Through this internet Web site (under the “Investor Relations / Financial Information” link), Nationstar Inc. makes available, free of charge, its reports that are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Nationstar Inc. also makes available on its Web site other shareholder information such as share price and current events. Information contained on or available through this Web site is not incorporated by reference herein.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements (b) sale of mortgage loans (c) accounting for mortgage loans held for investment, subject to nonrecourse debt and (d) valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Management currently views its fair value measurements, which include (i) the valuation of mortgage loans held for sale, (ii) the valuation of MSRs, (iii) the valuation of derivative instruments, (iv) the valuation of excess spread financing, sale of mortgage loans, accounting for mortgage loans held for investment, subject to nonrecourse debt, and (v) the valuation of deferred tax assets to be our critical accounting policies.

1.	Fair Value Measurements

Mortgage Loans Held for Sale – We measure newly originated conventional residential mortgage loans held for sale at fair value, as permitted under current accounting guidance. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments, calculated on an aggregate basis.

MSRs at Fair Value – We recognize MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans through the purchase of these rights from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates and credit losses.

We use internal financial models that use, wherever possible, market participant data to value these MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a periodic basis, a large portion of these MSRs are reviewed by an outside valuation specialist.

Derivative Financial Instruments – We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS, forward loan sale commitments and interest rate swaps and caps. We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The estimated fair values of forward sales of MBS and interest rate swaps and caps are based on quoted market values and are recorded as other assets or derivative financial instruments liabilities in the consolidated balance sheet. The initial and subsequent changes in value on forward sales of MBS are a component of gain/(loss) on mortgage loans held for sale in the consolidated statement of operations. The estimated fair values of IRLCs and forward sale commitments are based on quoted market values. Fair value amounts of IRLCs are adjusted for expected execution of outstanding loan commitments. IRLCs and forward sale commitments are recorded as a component of mortgage loans held for sale in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on mortgage loans held for sale in the consolidated statement of operations.

We estimate the fair value of ABS nonrecourse debt based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE in 2011, we derecognized the related ABS nonrecourse debt.

Excess Spread Financing—In December 2011, we entered into a sale and assignment agreement, which we treated as a financing, whereby we sold the right to receive 65% of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We will retain all ancillary income associated with servicing the portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of quoted market prices based on the value of the underlying MSRs.

2.	Sale of Mortgage Loans

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered by us. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates us to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. Loan securitizations structured as sales as well as whole loan sales are accounted for as sales of mortgage loans and the resulting gains or losses on such sales, net of any accrual for standard representations and warranties, are reported in operating results as a component of gain/(loss) on mortgage loans held for sale in the consolidated statement of operations during the period in which the securitization closes or the sale occurs.

3.	Mortgage Loans Held for Investment, Subject to Nonrecourse Debt

We account for the loans that were transferred to held for investment from held for sale during October 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, we evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that we would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). We consider expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield). The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through an adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

4.	Valuation of Deferred Tax Asset

Our provision for income taxes is calculated using the liability method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) the ability to realize deferred tax assets through carry back to prior periods; (3) anticipated taxable income resulting from the reversal of taxable temporary differences; (4) tax planning strategies; and (5) anticipated future earnings exclusive of the reversal of taxable temporary differences. We intend to maintain any recorded valuation allowances until sufficient evidence exists to support a reversal of the tax valuation allowances.

Selected Financial Data

Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	March 31, 2012	December 31, 2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$355,994	$62,445
Account Receivable	521,615	562,300
Mortgage servicing rights – fair value	266,169	251,050
Total assets	2,178,762	1,787,931
Notes payable	767,754	873,179
Unsecured senior notes	280,568	280,199
Nonrecourse debt-legacy assets	109,794	112,490
Excess spread financing (at fair value)	47,324	44,595
Total liabilities	1,585,421	1,506,622
Total shareholders’ equity	593,341	281,309

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Consolidated Statements of Operations and Comprehensive Income Data:
Total revenues	$161,715	$85,192
Total expenses and impairments	96,577	68,121
Total other income (expense)	(11,807)	(9,702)

Income before taxes	53,331	7,369
Total income tax expense	3,145	—

Net income	50,186	7,369
Other comprehensive income, net of tax	—	139

Comprehensive income	$50,186	$7,508

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$135,283	$131,586
Investing activities	(2,382)	5,278
Financing activities	160,648	(109,667)
Adjusted EBITDA[1] (non-GAAP measure)	77,243	27,953
Operating segments:
Interest expense from unsecured senior notes	8,542	7,548
Change in fair value of mortgage servicing rights	(495)	3,784
Depreciation and amortization	1,242	641
Share-based compensation	2,395	5,238

[1]

Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments’ income (loss), and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance eliminating the concept of a QSPE.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments’ income (loss) and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance eliminating the concept of a Qualifying Special Purpose Entity (QSPE).

Adjusted EBITDA provides us with a key measure of our Operating Segments’ performance as it assists us in comparing our Operating Segments’ performance on a consistent basis. Management believes Adjusted EBITDA is useful in assessing the profitability of our core business and uses Adjusted EBITDA in evaluating our operating performance as follows:

•

Financing arrangements for our Operating Segments are secured by assets that are allocated to these segments. Interest expense that relates to the financing of our unsecured senior notes is not considered in evaluating our operating performance because this obligation is serviced by the excess earnings from our Operating Segments after the debt obligations that are secured by their assets.

•

To monitor operating costs of each Operating Segment excluding the impact from depreciation, amortization and fair value change of the asset base, exit costs from our restructuring and non-cash operating expense, such as share-based compensation. Operating costs are analyzed to manage costs per our operating plan and to assess staffing levels, implementation of technology based solutions, rent and other general and administrative costs.

Management does not assess the growth prospects and the profitability of our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance, except to the extent necessary to assess whether cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.

We also use Adjusted EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage coverage ratios for our unsecured senior notes.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt;

•

although depreciation and amortization and changes in fair value of MSRs are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these and other limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted EBITDA is presented to provide additional information about our operations. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

	For the three months ended March 31,
	2012	2011
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):
Net income	$50,186	$7,369
Plus:
Net (income)/loss from Legacy Portfolio and Other	8,047	4,275
Income tax expense	3,145	—

Net income/(loss) from Operating Segments	61,378	11,644
Adjust for:
Interest expense from unsecured senior notes	8,542	7,548
Depreciation and amortization	1,242	641
Change in fair value of mortgage servicing rights	(495)	3,784
Amortization of mortgage servicing liabilities	(633)	—
Share-based compensation	2,395	5,238
Fair value changes on excess spread financing	4,852	—
Fair value changes in derivatives	(38)	—
Ineffective portion of cash flow hedge	—	(902)

Adjusted EBITDA	$77,243	$27,953

Recent Developments

In April 2012, Nationstar completed an offering of $275.0 million in senior unsecured notes, the proceeds of this offering was $269.5 million, with a maturity of May 2019. These unsecured senior notes pay interest bi-annually at an interest rate of 9.625%.

In April 2012, Nationstar completed an agreement to purchase certain servicing rights relating to reverse mortgage loans from a financial institution with an aggregate UPB of approximately $10 billion and assume certain liabilities associated with such MSRs.

In April 2012, Nationstar amended it’s 2011-ABS Agency agreement increasing the total advance capacity to $300 million, with an interest rate range between 2.5% to 6.5%.

Definitive Agreement to Acquire Certain Mortgage Servicing Assets of Residential Capital, LLC

On May 14, 2012, we signed a definitive agreement (the “Agreement”) to acquire certain residential mortgage servicing assets and other assets (collectively, “Mortgage Servicing Assets”) from Residential Capital, LLC and related entities (collectively, “ResCap”) in connection with ResCap’s proposed asset sale under Section 363 of the U.S. Bankruptcy Code (the “Transaction”).

We expect the acquired Mortgage Servicing Assets to total approximately $373 billion, including $201 billion in primary residential MSRs and $172 billion in subservicing contracts, as measured by unpaid principal balances as of February 29, 2012, approximately $1.8 billion of related servicing advance receivables and certain other complimentary assets. The Transaction is expected to close in late 2012, subject to certain conditions and auction described below.

The purchase price of the MSRs and subservicing contracts is approximately $700 million based on unpaid principal balances as of February 29, 2012. The cash purchase price of the related servicing advance receivables is approximately $180 million, net of financing, based on advance balances as of February 29, 2012. We expect to enter into approximately $1.6 billion of advance financing facilities to fund the balance of the related servicing advance receivables.

We will fund up to approximately $450 million of the purchase price. The remainder to be funded with the proceeds of a co-investment by Newcastle and potentially other Fortress-affiliated entities whereby we will sell the right to receive approximately 65% of the excess MSRs after receipt of a fixed basic servicing fee per loan. We will retain approximately 35% of the excess MSRs and all ancillary income associated with servicing the loans. Under the terms of the investment, to the extent that any loans in this portfolio are refinanced by us, the resulting mortgage servicing right will be included in the portfolio, subject to certain limitations.

As contemplated by the Agreement, ResCap has voluntarily filed a Chapter 11 petition in U.S. Bankruptcy Court and is seeking court approval to sell its Mortgage Servicing Assets in an auction process supervised by the court. Pursuant to the terms of the Agreement, we have agreed to serve as the “stalking horse” bidder for the auction of the Mortgage Servicing Assets. Our bid is subject to superior offers solicited as part of the auction process as well as court and other approvals and conditions.

We anticipate that the court will approve in mid-June the auction procedures and timeline for the sale of the Mortgage Servicing Assets and that the auction process will last approximately 90 days, during which time ResCap will solicit competing bids. If we are the successful bidder, then ResCap will seek court approval to sell the Mortgage Servicing Assets to us and the closing of the Transaction would be expected to occur in late 2012. The auction timing and process is subject to the court’s discretion and may change.

The Agreement contains customary bid procedures and stalking horse protections, including a $72 million break-up fee and reimbursement of up to approximately $10 million of transaction-related expenses to be paid to us if it is not the successful bidder in the auction process.

Results of Operations

Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in “Note 18—Business Segment Reporting”, in the accompanying Notes to Consolidated Financial Statements.

Comparison of Consolidated Results for the Three Months Ended March 31, 2012 and 2011

Revenues increased $76.5 million from $85.2 million for the three months ended March 31, 2011 to $161.7 million for the three months ended March 31, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average servicing portfolio balance of $96.1 billion for the three months ended March 31, 2012, compared to $65.9 billion for the three months ended March 31, 2011 and an increase in loss mitigation and performance based incentive fees combined with fees earned from our reverse mortgage portfolio for which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $535.8 million, or 81.9%, increase in the amount of loans originated during the 2012 period compared to the 2011 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding loan commitments.

Expenses and impairments increased $28.5 million from $68.1 million for the three months ended March 31, 2011 to $96.6 million for the three months ended March 31, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $2.1 million from $9.7 million for the three months ended March 31, 2011 to $11.8 million for the three months ended March 31, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.

Segment Results

Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans originated mostly from April to July 2007 or acquired, and VIEs which were consolidated pursuant to the January 1, 2010 adoption of new consolidation guidance related to VIEs. As of March 31, 2012, we had no consolidated VIEs.

The accounting policies of each reportable segment are the same as those of the consolidated financial statements except for (i) expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting and (ii) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of the services performed, including estimated utilization of square footage and corporate personnel, as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

Servicing Segment

The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $7.9 billion in reverse residential mortgage loans which we acquired in January 2012. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default.

Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.

The table below provides detail of the unpaid principal balance (UPB) of our forward servicing portfolio at the periods indicated.

	March 31, 2012	March 31, 2011
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$9,295	$8,692
Government-sponsored enterprises	68,001	51,425
Non-Agency securitizations	18,137	6,927
Reverse mortgage servicing	7,853	—

Total servicing portfolio unpaid principal balance	$103,286	$67,044

The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Three months ended March 31,	2012 (1)	2011
($ in millions, except for average loan amount)
Loan count-servicing	585,784	404,734
Ending unpaid principal balance	$95,433	$67,044
Average unpaid principal balance	$96,107	$65,929
Average loan amount	$162,915	$165,648
Average coupon	5.35%	5.67%
Average FICO	656	627
60+ delinquent (% of loans) (2)	11.9%	16.8%
Total prepayment speed (12 month constant pre-payment rate)	13.9%	13.0%

(1)	2012 characteristics and key performance metrics of our servicing portfolio exclude approximately $7.9 billion and approximately 50,000 of reverse residential mortgage loans for which we entered into an agreement to acquire the MSRs in December 2011 and closed in January 2012.
(2)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Servicing Segment for the Three Months Ended March 31, 2012 and 2011

Servicing fee income consists of the following for the periods indicated (in thousands).

Three months ended March 31,	2012	2011
Servicing fee income	$60,707	$46,926
Loss mitigation and performance-based incentive fees	7,908	2,146
Modification fees	7,315	6,560
Late fees and other ancillary charges	7,637	6,408
Reverse mortgage fees	3,978	—
Other servicing fee related revenues	(21)	(337)

Total servicing fee income before MSR fair value adjustments	87,524	61,703
Fair value adjustments on excess spread financing	(4,852)	—
Reverse mortgage servicing liability accretion	633	—
MSR fair value adjustments	495	(3,784)

Total servicing fee income	$83,800	$57,919

The following tables provide servicing fee income and UPB by primary servicing and subservicing for and at the periods indicated (in thousands).

Servicing Fee Income

Three months ended March 31,	2012	2011
Primary servicing	$49,641	$38,316
Subservicing	31,917	23,387
Adjacent businesses	1,988	—
Reverse servicing	3,978	—

Total servicing fee income before MSR fair value adjustments	$87,524	$61,703

UPB (in millions)

Three months ended March 31,	2012	2011
Primary servicing	$45,320	$33,952
Subservicing	50,113	33,092
Reverse servicing	7,853	—

Total unpaid principal balance	$103,286	$67,044

Servicing fee income was $83.8 million for the three months ended March 31, 2012 compared to $57.9 million for the three months ended March 31, 2011, an increase of $25.9 million, or 44.7%, primarily due to the net effect of the following:

•

Increase of $13.8 million due to higher average UPB on our forward servicing portfolio of $96.1 billion in the 2012 period compared to $65.9 billion in the comparable 2011 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors of $68.9 billion in the 2012 period compared to $51.7 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $18.5 billion in the three months ended March 31, 2012 compared to $7.0 billion in the comparable 2011 period.

•	Increase of $5.8 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $0.7 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $4.0 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•

Increase of $4.3 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•

Decrease of $4.9 million from change in fair value of our excess spread financing arrangement. In December 2011 we entered into a sale and assignment agreement, which we treated as a financing, whereby we sold the right to received 65% of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We measure this financing arrangement at fair value.

Other fee income was $7.3 million for the three months ended March 31, 2012 compared to $3.2 million for the three months ended March 31, 2011, an increase of $4.1 million, or 128.1%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.

The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

Other Fee Income

Three months ended March 31,	2012	2011
Primary servicing	$2,360	$1,187
Subservicing	2,269	513
Adjacent businesses	2,673	1,499

Total other fee income	$7,302	$3,199

Expenses and impairments were $59.2 million for the three months ended March 31, 2012 compared to $40.4 million the three months ended March 31, 2011, an increase of $18.8 million, or 46.5%, primarily due to the increase of $7.9 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,243 in the 2011 period to 1,775 in the 2012 period and an increase of $10.5 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

Expenses and impairments

Three months ended March 31,	2012	2011
Primary servicing	$24,326	$16,708
Subservicing	27,210	17,196
Reverse servicing	1,913	—
Adjacent businesses	2,766	1,439
Other Servicing Segment expenses	3,015	5,064

Total expenses and impairments	$59,230	$40,407

Other Servicing Segment expenses primarily include share-based compensation expenses.

Total other income (expense) was $(12.3) million for the three months ended March 31, 2012 compared to $(12.5) million for the three months ended March 31, 2011, a decrease in expense, net of income, of $0.2 million, or 1.6%, primarily due to the net effect of the following:

•

Interest income was $4.6 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011, an increase of $3.6 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $4.6 million, with no respective interest amounts earned in the comparable 2011 period.

•

Interest expense was $16.9 million for the three months ended March 31, 2012 compared to $13.5 million for the three months ended March 31, 2011, an increase of $3.4 million, or 25.2%, primarily due to higher average outstanding debt of $623.8 million for the three months ended March 31, 2012 compared to $373.8 million in the comparable 2011 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior notes was $8.5 million and $7.5 million, respectively, for the three months ended March 31, 2012 and 2011. Interest expense for March 31, 2011 also includes gains for the ineffective portion of cash flow hedge of $0.9 million, with no respective amounts for the 2012 period.

Originations Segment

The Originations Segment involves the origination, packaging, and sale of GSE mortgage loans into the secondary markets via whole loan sales or securitizations.

Increase in originations volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the periods indicated.

	Originations Volume (in millions)
For the three months ended March 31,	2012	2011
Retail	$673	$425
Wholesale	517	229

Total Originations	$1,190	$654

Originations Segment for the Three Months Ended March 31, 2012 and 2011

Total revenues were $70.5 million for the three months ended March 31, 2012 compared to $24.6 million for the three months ended March 31, 2011, an increase of $45.9 million, or 186.6%, primarily due to the net effect of the following:

•

No other fee income/(expense) was recorded for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011, a decrease of $4.0 million, or 100.0%, primarily due to a decrease in net points and fees collected as a result of an increase in fees paid to third party mortgage brokers. Our wholesale originations business operates largely through third party mortgage brokers. For the three months ended March 31, 2012, wholesale consisted of 43.4% of our total origination volume, compared to 35.0% for the comparable 2011 period.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

Three months ended March 31,	2012	2011
Gain on sale	$43,917	$7,212
Provision for repurchases	(3,005)	(929)
Capitalized servicing rights	13,066	9,881
Fair value mark-to-market adjustments	(5,095)	2,289
Mark-to-market on derivatives/hedges	21,617	2,116

Total gain on mortgage loans held for sale	$70,500	$20,569

•

Gain on mortgage loans held for sale was $70.5 million for the three months ended March 31, 2012, compared to $20.6 million for the three months ended March 31, 2011, an increase of $49.9 million, or 242.2%, primarily due to the net effect of the following:

•

Increase of $36.7 million from larger volume of originations, which increased from $0.7 billion in 2011 to $1.2 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $3.2 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Decrease of $7.4 million resulting from the change in fair value on newly-originated loans.

•	Increase of $19.5 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $2.1 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.

Expenses and impairments were $28.5 million for the three months ended March 31, 2012 compared to $21.8 million for the three months ended March 31, 2011, an increase of $6.7 million, or 30.7%, primarily due to the net effect of the following:

•

Increase of $4.9 million in salaries, wages and benefits expense from increase in average headcount of 742 in 2011 to 772 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $1.7 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.

Total other income (expense) was $(0.2) million for the three months ended March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011, a decrease in income, net of expense, of $0.8 million, or 133.3% primarily due to the net effect of the following:

•

Interest income was $3.5 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011, an increase of $0.9 million, or 34.6%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•

Interest expense was $3.8 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011, an increase of $1.8 million, or 90.0%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $0.8 million in additional amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

Legacy Portfolio and Other

Our Legacy Portfolio and Other consist primarily of non-prime and nonconforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are primarily a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. Subsequent to the transfer date, we completed the securitization of the mortgage loans, which was structured as a secured borrowing. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.

Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE. Consequently, all existing securitization trusts are considered VIEs and are now subject to the new consolidation guidance. Upon consolidation of certain of these VIEs, we recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt. See “Note 3 – Variable Interest Entities and Securitizations” to our Consolidated Financial Statements. Additionally, we elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. Assets and liabilities related to these VIEs are included in Legacy Assets and Other in our segmented results.

In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE, we derecognized the related mortgage loans held for investment, subject to ABS nonrecourse debt and the ABS nonrecourse debt.

The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the periods indicated (in thousands).

Three months ended March 31,	2012	2011(1)
Performing – UPB	$285,648	$1,050,676
Nonperforming (90+ Delinquency) - UPB	85,790	318,881
REO - Estimated Fair Value	5,720	24,417

Total Legacy Portfolio and Other – UPB	$377,158	$1,393,974

(1)	Amounts include one previously off-balance sheet securitization which was consolidated upon adoption of ASC 810, Consolidation, related to consolidation of certain VIEs.

Legacy Portfolio and Other for the Three Months Ended March 31, 2012 and 2011

Total revenues were $0.6 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011, a decrease of $0.7 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.

Total expenses and impairments were $8.9 million for the three months ended March 31, 2012 compared to $6.0 million for the three months ended March 31, 2011, an increase of $2.9 million, or 48.3%. This change was primarily due to an increase in total allocated overhead charges to our Legacy Portfolio and other as a result of our overall servicing portfolio growth.

Interest income, net of interest expense, decreased to $0.5 million for the three months ended March 31, 2012 as compared to $3.0 million for the three months ended March 31, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of December 31, 2011.

Fair value changes in ABS securitizations were $2.7 million for the three months ended March 31, 2011, with no related charges for the 2012 period due to the ABS nonrecourse debt and related mortgage loans held for investment and related REO that was deconsolidated in December 2011 on the previously consolidated VIE.

Analysis of Items on Consolidated Balance Sheet

Assets

Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $108.9 million at March 31, 2012, an increase of $37.4 million from December 31, 2011, primarily a result of higher servicer advance reimbursement amounts. Additionally, in January 2012, we began servicing $7.8 billion in reverse residential mortgages. Our March 2012 restricted cash balance contains approximately $28.3 million in custodial deposits related to reverse mortgage loans which will be remitted to certain GSEs as required under various securities agreements.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable decreased $40.7 million to $521.6 million at March 31, 2012, primarily due to a slight decrease in our outstanding servicing portfolio, which resulted in a $25.9 million decrease in corporate and escrow advances and a $10.9 million decrease in outstanding delinquency advances.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $378.6 million at March 31, 2012, a decrease of $80.0 million from December 31, 2011, primarily due to $1.3 billion in mortgage loan sales offset by $1.2 billion loan originations during the 2012 period.

Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets was $241.2 million at March 31, 2012, a decrease of $2.3 million from December 31, 2011, as $4.8 million UPB was transferred to REO during the three months ended March 31, 2012.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. In December 2011, we signed an agreement to purchase the servicing rights to certain reverse mortgages. Reverse mortgage interests were $148.4 million at March 31, 2012, with no corresponding balance at December 31, 2011.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $13.1 million at March 31, 2012, an increase of $8.5 million from December 31, 2011. Prior to our March 2012 restructuring in conjunction with our initial public offering, FIF contributed a portion of the outstanding balance in receivables from affiliates related to outstanding interest rate swap settlements to the Company eliminating this payable amount.

MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs were $266.2 million at March 31, 2012, an increase of $15.1 million over December 31, 2011, primarily a result of the purchase of servicing portfolios for $1.6 million combined with capitalization of $13.1 million newly created MSRs, and a $0.5 million increase in the fair value of our MSRs.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $25.1 million at March 31, 2012, an increase of $1.0 million from December 31, 2011, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $5.7 million at March 31, 2012, an increase of $2.0 million from December 31, 2011. This increase was primarily due to the transfer of $4.8 million of mortgage loans held for investment to REO, offset by liquidations.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, loans subject to repurchase rights from Ginnie Mae and equity method investments. Other assets increased $7.8 million from December 31, 2011 to $114.0 million, primarily due to $16.4 million in increase in derivative financial instruments, $3.7 million increase in loans subject to repurchase rights from Ginnie Mae, and $3.7 million increase in equity method investment in ANC Acquisition LLC (ANC) due to an additional 13% ownership transfer from FIF from the corporate restructuring, offset by a $17.7 million decrease in deposits on pending servicing rights on reverse mortgages that were acquired in January 2012 (see Note 8, Other Assets.)

Liabilities and Shareholders’ Equity

At March 31, 2012, total liabilities were $1.6 billion, a $0.1 billion increase from December 31, 2011. This increase was primarily due to an increase in payables and accrued of $57.5 million since December 31, 2011 related to higher accrued interest amounts and taxes associated with our restructuring, as well as the addition of $114.3 million of participating interest financing we entered into during the period.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $10.3 million and $10.0 million at March 31, 2012 and December 31, 2011, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Three months ended March 31, 2012	Year ended December 31, 2011
Repurchase reserves, beginning of period	$10,026	$7,321
Additions	3,005	5,534
Charge-offs	(2,688)	(2,829)

Repurchase reserves, end of period	$10,343	$10,026

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (in millions):

	Three months ended March 31, 2012		Year ended December 31, 2011
	UPB	Count	UPB	Count
Beginning balance	$12.9	62	$4.3	21
Repurchases & indemnifications	(2.8)	(10)	(6.9)	(37)
Claims initiated	3.2	22	32.4	155
Rescinded	(6.1)	(26)	(16.9)	(77)

Ending balance	$7.2	48	$12.9	62

The following table details our loan sales by period (dollars in billions):

	Three months ended March 31,		Year ended December 31,
	2012		2011		2010		2009		2008		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan sales	$1.3	5,802	$3.3	16,629	$2.6	13,090	$1.0	5,344	$0.5	3,412	$8.7	44,277

We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last four years. We believe that because of the increase in our loan originations since 2008, repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.

At March 31, 2012, outstanding shareholders’ equity was $593.3 million, a $312.0 million increase from December 31, 2011, which is primarily attributable to net income of $50.2 million in the 2012 period, $259.5 million in IPO proceeds and $2.4 million in share-based compensation.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflations. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Developments

See Note 2, Recent Accounting Developments, of the notes to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased from $48.4 million as of the three months ended March 31, 2011 to $356.0 million as of March 31, 2012, primarily due to cash inflows in our operating and financing activities, partially offset by cash outflows from investing activities.

In March 2012 we completed an initial public offering. As part of this offering we raised approximately $247 million in additional capital, net of expenses.

We grew our servicing portfolio from $67.0 billion in UPB as of March 31, 2011 to $103.3 billion in UPB as of March 31, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

In April 2012, we completed the offering of $275.0 million of unsecured senior notes, with a maturity date of May 2019. After deduction the initial purchasers’ discounts, we received net cash proceeds of approximately $269.5 million. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 9.625%. We intend to use a portion of the cash proceeds for general corporate purposes, which may include future acquisitions and transfers of servicing portfolios.

As part of the normal course of our business, we borrow money periodically to fund servicing advances and loan originations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances and to fund our loan originations on a short- term basis. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations, or would likely cause us to cease to be in compliance with any applicable covenants in our indebtedness or that would inhibit our ability to fund operations and capital commitments for the next 12 months.

Our primary sources of funds for liquidity include: (i) lines of credit, other secured borrowings and the unsecured senior notes; (ii) servicing fees and ancillary fees; (iii) payments received from sale or securitization of loans; (iv) payments received from mortgage loans held for sale; and (v) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; and (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans.

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. As a result of the agreement we entered into to purchase the servicing rights to certain reverse mortgages from a financial institution, we will be required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are typically recovered upon weekly or monthly reimbursement or from sale in the market.

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

Operating Activities

Our operating activities provided $135.3 million of cash flow for the three months ended March 31, 2012 compared to $131.6 million of cash flow for the same period in the prior year. The increase in cash provided by operating activities of $3.7 million during the 2012 period was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for loan originations working capital. The improvement was primarily due to the net effect of the following:

•

$496.0 million improvement in proceeds received from sale of originated loans, which provided $1,303.1 million and $768.6 million for the three months ended March 31, 2012 and 2011, respectively, offset by a $535.8 million increase in cash used to originate loans. Mortgage loans originated and purchased, net of fees, used $1,189.9 million and $654.1 million in the three months ended March 31, 2012 and 2011, respectively.

•

$16.0 million increase in cash inflows provided by working capital, which provided $29.5 million cash for the three months ended March 31, 2012 and provided $13.5 million during the same period in the prior year.

Investing Activities

Our investing activities used ($2.4) million and provided $5.3 million of cash flow for the three months ended March 31, 2012 and 2011, respectively. The $7.7 million decrease in cash flows used by investing activities from the 2011 period to the 2012 period was primarily a result of a $9.5 million decrease in cash proceeds from sales of REO. Also, in March 2011, we acquired a 22% interest in ANC for an initial investment of $6.6 million. In March 2012, we obtained an additional 13% investment in ANC from the IPO bringing our total investment in ANC to 35%. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company.

Financing Activities

Our financing activities provided $160.6 million and used $(109.7) million of cash flow during the three months ended March 31, 2012 and 2011, respectively. The $270.3 million increase in cash flows provided by our financing activities was primarily the result of our March 2012 initial public offering in which we raised approximately $250 million in capital.

Contractual Obligations

There were no significant changes to our outstanding contractual obligations outstanding as of March 31, 2012 from amounts previously disclosed in our S-1 Registration Statement under the Securities Act of 1933 dated March 6, 2012.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 3, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar’s transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 9, Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar’s derivative transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion of market risks included in the section of our Form 10-K annual report under the Securities Act of 1934 dated March 15, 2012. There has been no significant change in the types of market risks faced by us since December 31, 2011.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest-bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, market discount rates and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at March 31, 2012 would be significantly different than previously presented.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 17, Commitments and Contingencies).

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under “Risk Factors” included in our 10-K annual report for Nationstar Mortgage LLC under the Securities Act of 1933 dated March 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

1.1	Underwriting Agreement, dated as of March 7, 2012, by and among Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2012).

1.2	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 1.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.1	Employment Agreement, dated as of February 1, 2012, by and between Nationstar Mortgage LLC and David C. Hisey.*

10.2	Employment Agreement, dated as of January 18, 2012, by and between Nationstar Mortgage LLC and Harold Lewis.*

10.3	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

May 15, 2012	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer

May 15, 2012	/s/ David C. Hisey
Date	David C. Hisey Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of March 7, 2012, by and among Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2012).

1.2	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 1.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

10.1	Employment Agreement, dated as of February 1, 2012, by and between Nationstar Mortgage LLC and David C. Hisey.*

10.2	Employment Agreement, dated as of January 18, 2012, by and between Nationstar Mortgage LLC and Harold Lewis.*

10.3	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2012).

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith, not filed.