Form 10-Q
period 2012-06-30
Nationstar Mortgage Holdings Inc.
filed 2012-08-14
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
(469) 549-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company.)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of August 14, 2012: 89,166,667

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “believe,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:

•	the delay in our foreclosure proceedings due to inquiries by certain state Attorneys General, court administrators, and state and federal government agencies;

•
the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), including the recent examination of our business begun by the Consumer Financial Protection Bureau ("CFPB"), on our business activities and practices, costs of operations and overall results of operations;

•
the impact on our servicing practices of enforcement consent orders against and agreements entered into by certain federal and state agencies with the largest mortgage servicers and ongoing inquiries regarding other non-bank mortgage servicers;

•	increased legal proceedings and related costs;

•
the continued uncertainty of the residential mortgage market, increase in monthly payments on adjustable rate mortgage loans, adverse economic conditions, decrease in property values and increase in delinquencies and defaults;

•	the deterioration of the market for reverse mortgages and increase in foreclosure rates for reverse mortgages;

•	our ability to efficiently service higher risk loans;

•	our ability to mitigate the increased risks related to servicing reverse mortgages;

•	our ability to compete successfully in the mortgage loan servicing and mortgage loan originations industries;

•
our ability to maintain or grow the size of our servicing portfolio and realize our significant investments in personnel and our technology platform by successfully identifying attractive acquisition opportunities, including mortgage servicing rights ("MSRs"), subservicing contracts, servicing platforms and originations platforms;

•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions, including potentially significant acquisitions;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	our ability to grow our loan originations volume;

•	the termination of our servicing rights and subservicing contracts;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•	loss of our licenses;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to follow the specific guidelines of government-sponsored enterprises ("GSEs") or a significant change in such guidelines;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	changes to Home Affordable Modification Program ("HAMP"), Home Affordable Refinance Program ("HARP"), Making Home Affordable Plan ("MHA") or other similar government programs;

•
changes in our business relationships with the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and others that facilitate the issuance of mortgage-backed securities ("MBS");

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
All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors of Nationstar Mortgage LLC's Annual Report on Form 10-K filed on March 15, 2012, and Item 1A. Risk Factors of this Form 10-Q for further information on these and other factors affecting us.

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$15,892	$62,445
Restricted cash	119,512	71,499
Accounts receivable	2,487,991	562,300
Mortgage loans held for sale	837,906	458,626
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $6,101 and $5,824, respectively	238,173	243,480
Reverse mortgage interests	310,074	—
Receivables from affiliates	13,083	4,609
Mortgage servicing rights – fair value	596,462	251,050
Mortgage servicing rights – amortized cost	8,357	—
Property and equipment, net of accumulated depreciation of $42,573 and $39,201, respectively	39,090	24,073
Real estate owned (REO), net	3,429	3,668
Other assets	226,261	106,181
Total assets	$4,896,230	$1,787,931
Liabilities and equity
Notes payable	$2,412,364	$873,179
Unsecured senior notes	555,938	280,199
Payables and accrued liabilities	639,839	183,789
Derivative financial instruments	18,911	12,370
Mortgage servicing liabilities	81,979	—
Nonrecourse debt - Legacy Assets	106,271	112,490
Excess spread financing - fair value	266,693	44,595
Participating interest financing	181,114	—
Total liabilities	4,263,109	1,506,622
Commitments and contingencies – See Note 18
Members’ units related to Nationstar Mortgage LLC	—	281,309
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 89,167 shares issued and outstanding	892	—
Additional paid-in-capital	550,757	—
Accumulated other comprehensive loss	(423)	—
Retained earnings	86,461	—
Common shares held by subsidiary	(4,566)	—
Total equity	633,121	281,309
Total liabilities and equity	$4,896,230	$1,787,931
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars and shares in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Servicing fee income	$86,092	$51,236	$170,042	$107,724
Other fee income	11,610	8,141	18,863	16,339
Total fee income	97,702	59,377	188,905	124,063
Gain on mortgage loans held for sale	102,345	22,822	172,857	43,328
Total revenues	200,047	82,199	361,762	167,391
Expenses and impairments:
Salaries, wages and benefits	78,747	48,372	140,412	95,295
General and administrative	46,410	15,746	75,522	31,310
Provision for loan losses	855	—	1,608	1,128
Loss on foreclosed real estate	1,490	2,099	3,755	4,346
Occupancy	2,870	2,185	5,652	4,444
Total expenses and impairments	130,372	68,402	226,949	136,523
Other income (expense):
Interest income	15,650	16,727	29,091	35,045
Interest expense	(35,913)	(25,185)	(60,893)	(50,553)
Loss on interest rate swaps and caps	(357)	—	(625)	—
Fair value changes in ABS securitizations	—	(3,613)	—	(6,265)
Total other income (expense)	(20,620)	(12,071)	(32,427)	(21,773)
Income before taxes	49,055	1,726	102,386	9,095
Income tax expense	12,780	—	15,925	—
Net income	36,275	1,726	86,461	9,095
Other comprehensive loss, net of tax:
Change in value of designated cash flow hedge	(423)	(1,210)	(423)	(1,071)
Comprehensive income	$35,852	$516	$86,038	$8,024
Earnings per share:
Basic earnings per share	$0.41	$0.02	$1.06	$0.13
Diluted earnings per share	$0.41	$0.02	$1.05	$0.13
Weighted average shares:
Basic	88,500	70,000	81,444	70,000
Dilutive effect of stock awards	1,028	—	649	—
Diluted	89,528	70,000	82,093	70,000
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common shares held by subsidiary	Total Shareholders’ Units and Equity
Balance at December 31, 2010	—	$255,301	$—	$—	$1,071	$—	$—	$256,372
Share-based compensation	—	14,815	—	—	—	—	—	14,815
Distributions to parent	—	(4,348)	—	—	—	—	—	(4,348)
Tax related share-based settlement of units by members	—	(5,346)	—	—	—	—	—	(5,346)
Net income	—	20,887	—	—	—	—	—	20,887
Change in value of cash flow hedge	—	—	—	—	(1,071)	—	—	(1,071)
Balance at December 31, 2011	—	281,309	—	—	—	—	—	281,309
(unaudited)
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	12,764
Change in value of cash flow hedge	—	—	—	—	(423)	—	—	(423)
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	246,700
Share-based compensation	—	—	—	8,030	—	—	—	8,030
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	(4,566)
Net income	—	—	—	—	—	86,461	—	86,461
Balance at June 30, 2012	89,167	$—	$892	$550,757	$(423)	$86,461	$(4,566)	$633,121
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended June 30,
	2012	2011
Operating activities
Net income	$86,461	$9,095
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	8,030	10,526
Gain on mortgage loans held for sale	(172,857)	(43,328)
Provision for loan losses	1,608	1,128
Loss on foreclosed real estate	3,755	4,346
Loss on equity method investments	594	521
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	625	(1,416)
Fair value changes in ABS securitizations	—	6,265
Fair value changes in excess spread financing	7,263	—
Depreciation and amortization	3,385	1,560
Fair value changes in mortgage servicing rights	20,380	11,722
Amortization/Accretion of mortgage servicing rights at amortized cost	(624)	—
Amortization of debt discount	8,481	6,446
Amortization of discounts	(2,630)	(2,424)
Mortgage loans originated and purchased, net of fees	(2,996,372)	(1,378,039)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	2,724,370	1,515,612
Changes in assets and liabilities:
Accounts receivable, net	(61,301)	(30,799)
Receivables from affiliates	871	1,642
Reverse mortgage interests	(220,788)	—
Other assets	(81,893)	(470)
Payables and accrued liabilities	314,017	3,710
Net cash (used in)/provided by operating activities	(356,625)	116,097
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(dollars in thousands)

	For the six months ended June 30,
	2012	2011
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	14,285
Property and equipment additions, net of disposals	(8,102)	(8,833)
Acquisition of equity method investee	—	(6,600)
Cash proceeds from assumption of reverse mortgage servicing obligations, net	11,852	—
Purchase of forward mortgage servicing rights, net of liabilities incurred	(1,979,836)	(232)
Loan repurchases from Ginnie Mae	(4,464)	—
Proceeds from sales of REO	11,897	20,002
Net cash (used in) / provided by investing activities	(1,968,653)	18,622
Financing activities
Issuance of Senior Unsecured Notes, net	269,500	—
Transfers (to) / from restricted cash, net	(101,609)	6,794
Issuance of common stock, net of IPO issuance costs	249,550	—
Issuance of participating interest financing	182,577	—
Issuance of excess spread financing	187,438	—
Increase (decrease) in notes payable	1,539,185	(104,988)
Repayment of nonrecourse debt – Legacy assets	(7,231)	(14,693)
Repayment of ABS nonrecourse debt	—	(29,085)
Repayment of excess servicing spread financing	(5,507)	—
Distributions to parent – FIF	—	(3,900)
Debt financing costs	(35,178)	(2,729)
Tax related share-based settlement of units by members	—	(4,809)
Net cash provided by / (used in) financing activities	2,278,725	(153,410)
Net decrease in cash and cash equivalents	(46,553)	(18,691)
Cash and cash equivalents at beginning of period	62,445	21,223
Cash and cash equivalents at end of period	$15,892	$2,532
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$—	$90
Transfer of mortgage loans held for investment to REO at fair value	3,192	3,675
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	—	9,616
Change in value of cash flow hedge–accumulated other comprehensive loss	(423)	—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	24,128	17,985
Excess tax benefit from share based compensation	2,846	—
Tax related share-based settlement of common stock	4,566	—
Liabilities incurred from acquired servicer advances	107,117	—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)
1. Nature of Business, Basis of Presentation and Material Transaction
Nature of Business
Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) is a Delaware corporation, formed in conjunction with and for the purpose of effecting an initial public offering by allowing common shareholders to own equity in a corporation instead of in a limited liability company.
Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third party investors in the secondary market. Nationstar Mortgage LLC (Nationstar), the Company's principal operating subsidiary, is one of the largest high touch non-bank servicers in the United States.
Basis of Presentation
In conjunction with the initial public offering of Nationstar Inc., Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF HE Holdings LLC (FIF). Nationstar Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. Upon completion of the initial public offering and Reorganization, all of the equity interests in Nationstar were transferred from FIF to two direct wholly-owned subsidiaries of Nationstar Inc. In conjunction with the Reorganization, FIF contributed certain assets to Nationstar. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged its equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc.
The consolidated financial statements include the accounts of Nationstar Inc. and its wholly-owned subsidiaries and those variable interest entities (VIEs) where Nationstar Inc.'s wholly-owned subsidiaries are the primary beneficiaries. Nationstar Inc. applies the equity method of accounting to investments when the entity is not a VIE and Nationstar Inc. is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar Inc. became the primary beneficiary through the date Nationstar Inc. ceases to be the primary beneficiary.
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar Inc. have been prepared in accordance with generally accepted accounting principles (GAAP) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar Mortgage LLC's Annual Report on Form 10-K filed on March 15, 2012. The results of operations for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.
Material Transaction
On March 6, 2012, Nationstar entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively "Aurora"). Nationstar and Aurora closed the asset purchase in June 2012. Nationstar paid Aurora approximately $2.0 billion that included mortgage servicing rights of approximately $271.5 million and servicing advance receivables of approximately $1.7 billion. As a part of the purchase, certain other assets and liabilities were also acquired. The mortgage servicing rights relate to approximately 300,000 residential mortgage loans with an unpaid principal balance of over $63 billion. As of the closing date, Nationstar entered into certain financing arrangements amounting to approximately $1.3 billion for the servicing advance receivables and $176.5 million for excess spread financing related to the mortgage servicing rights. The remainder of the purchase price was funded with Nationstar cash.
During June 2012, loans with an unpaid principal balance of $6.2 billion were boarded onto Nationstar's servicing platform, with the remaining $57.0 billion boarded in July 2012. The loans boarded in July 2012 were subserviced by Aurora until they were boarded by Nationstar.

2. Recent Accounting Developments
Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Update No. 2011-03). Update No. 2011-03 is intended to improve the accounting and reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion pertaining to an exchange of collateral such that it should not be a determining factor in assessing effective control, including (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The amendments in this update were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-03 did not have a material impact on the Company’s financial condition, liquidity or results of operations.
Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Update No. 2011-04). Update No. 2011-04 is intended to provide common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). The changes required in this update include changing the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011. Upon adoption, certain disclosure requirements were added to the Fair Value Measurements footnote. The adoption of Update No. 2011-04 did not have a material impact on the Company’s financial condition, liquidity or results of operations.
Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 did not have a material impact on the Company’s financial statements.
Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05 (Update No. 2011-12). Update 2011-12 is intended to temporarily defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income as required by Update No. 2011-05. All other requirements in Update 2011-05 are not affected by this update. This update does not change the requirement to present reclassifications adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements (Update 2011-05). The amendments in this update were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-12 did not have a material impact on the Company's financial statements.

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
On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization and any mortgage servicing rights subsequently retained in the securitization.
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
A Variable Interest Entity (VIE) is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
Nationstar consolidates the SPEs created for the purpose of issuing debt supported by collections on loans and advances that have been transferred to it as VIEs, and Nationstar is the primary beneficiary of these VIEs. The Company consolidates the assets and liabilities of the VIEs onto its consolidated financial statements.
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810 Nationstar has evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any MSRs on the consolidated balance sheet. The impact of this derecognition on the Company’s consolidated statement of operations was recognized in the fourth quarter of 2011 in the fair value changes in ABS securitizations line item.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of June 30, 2012 and December 31, 2011 is presented in the following tables (in thousands):

	June 30, 2012	December 31, 2011
	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
ASSETS
Restricted cash	$47,464	$22,316
Accounts receivable	1,883,312	279,414
Mortgage loans held for investment, subject to nonrecourse debt	229,797	237,496
REO	2,537	3,668
Total Assets	$2,163,110	$542,894
LIABILITIES
Notes payable	$1,528,791	$244,574
Payables and accrued liabilities	1,469	977
Derivative financial instruments	6,776	—
Nonrecourse debt–Legacy Assets	106,271	112,490
Total Liabilities	$1,643,307	$358,041
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total collateral balances	$4,335,667	$4,579,142
Total certificate balances	4,338,552	4,582,598
Total mortgage servicing rights at fair value	28,182	28,635
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2012 or December 31, 2011, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	As of or for the six months ended,
	June 30, 2012		June 30, 2011
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$891,261	$154,425	$751,431	$120,290
Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the six months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$7,939	$—	$7,621	$—	$15,832	$—	$15,359	$—

4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the six months ended June 30, 2012 and 2011 was approximately $46.4 million and $45.8 million, respectively. Income taxes paid for the six months ended June 30, 2012 was $9.1 million. There were no income taxes paid for the six months ended June 30, 2011.
5. Accounts Receivable
Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, accrued servicing fees, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts.
Accounts receivable consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Delinquent interest advances	$1,286,525	$213,737
Corporate and escrow advances	1,028,722	299,946
Insurance deposits	1,750	1,750
Accrued interest	3,449	1,512
Receivables from trusts	16,920	4,664
Accrued servicing fees	95,632	20,865
Other	54,993	19,826
Total accounts receivable	$2,487,991	$562,300

6. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under ASC 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis (see Note 14 – Fair Value Measurements).
Mortgage loans held for sale consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans held for sale – unpaid principal balance	$796,888	$442,596
Mark-to-market adjustment	41,018	16,030
Total mortgage loans held for sale	$837,906	$458,626
We had no mortgage loans held for sale on a nonaccrual status at June 30, 2012 or December 31, 2011.

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

For the six months ended June 30,	2012	2011
Mortgage loans held for sale – beginning balance	$458,626	$369,617
Mortgage loans originated and purchased, net of fees	2,996,372	1,378,039
Cost of loans sold, net of fees	(2,639,778)	(1,490,814)
Principal payments received on mortgage loans held for sale and other changes	24,188	4,465
Transfer of mortgage loans held for sale to held for investment	(1,502)	(288)
Mortgage loans held for sale – ending balance	$837,906	$261,019
Mortgage loans held for investment, subject to nonrecourse debt - legacy assets, net
Mortgage loans held for investment, subject to nonrecourse debt – legacy assets principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
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

Mortgage loans held for investment, subject to nonrecourse debt—legacy assets, net as of the dates indicated include (in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans held for investment, subject to nonrecourse debt - legacy assets, net – unpaid principal balance	$365,258	$375,720
Transfer discount
Accretable	(22,193)	(22,392)
Non-accretable	(98,791)	(104,024)
Allowance for loan losses	(6,101)	(5,824)
Total mortgage loans held for investment, subject to nonrecourse debt -legacy assets, net	$238,173	$243,480

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- legacy assets were as follows (in thousands):

	Six months ended June 30, 2012	Year ended December 31,2011
Accretable Yield
Balance at the beginning of the period	$22,392	$25,219
Additions	—	—
Accretion	(1,886)	(4,131)
Reclassifications from (to) nonaccretable discount	1,687	1,304
Disposals	—	—
Balance at the end of the period	$22,193	$22,392
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.5 million for the three months ended June 30, 2012, $1.7 million for the six months ended June 30, 2012, and $1.3 million for the year ended December 31, 2011 from nonaccretable difference. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded provisions for loan losses of $0.9 million for the three months ended June 30, 2012 on the transferred loans to reflect this impairment. There were no additional provision required for the three months period ended June 30, 2011. Nationstar recorded provisions for loan losses of $1.1 million for the six months ended June 30, 2011, and $1.6 million for the six months ended June 30, 2012 on the transferred loans to reflect this impairment.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-legacy assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net were as follows (in thousands) for the dates indicated:

	Six months ended June 30, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	1,876	(268)	1,608
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(978)	(353)	(1,331)
Balance at the end of the period	$2,539	$3,562	$6,101
Ending balance – collectively evaluated for impairment	$294,527	$70,731	$365,258

	Year ended December 31,2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	1,346	2,191	3,537
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(534)	(477)	(1,011)
Balance at the end of the period	$1,641	$4,183	$5,824
Ending balance – Collectively evaluated for impairment	$283,770	$91,950	$375,720
Loan delinquency and loan-to-value ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third-party providers on a periodic basis. For an event requiring a decision based at least in part on the collateral value, Nationstar takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following tables provide the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of dates indicated.

	June 30, 2012	December 31, 2011
	(in thousands)
Credit Quality by Delinquency Status
Performing	$294,527	$283,770
Non-Performing	70,731	91,950
Total	$365,258	$375,720
Credit Quality by Loan-to-Value Ratio
Less than 60	$40,213	$42,438
Less than 70 and more than 60	14,637	15,968
Less than 80 and more than 70	22,472	25,190
Less than 90 and more than 80	28,169	32,620
Less than 100 and more than 90	35,844	33,708
Greater than 100	223,923	225,796
Total	$365,258	$375,720
Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.
Reverse mortgage interests
Reverse mortgage interests consists of fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, and payments made to borrowers for line of credit draws on the reverse mortgages. These advances include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of June 30, 2012, Nationstar had $310.1 million in outstanding reverse mortgage interests.
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
The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, discount rate, and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. Certain of the forward loans underlying the MSRs are prime agency and government conforming residential forward mortgage loans and as such are more interest rate sensitive whereas the remaining MSRs are more credit sensitive. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs. Nationstar obtains third-party valuations for a portion of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.
Certain of the forward loans underlying the mortgage servicing rights carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these mortgage servicing rights are more likely to be affected from changes in credit losses than from interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs are more likely to be affected from interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	June 30, 2012	December 31, 2011
Discount rate	17.93%	25.71%
Total prepayment speeds	20.09%	15.80%
Expected weighted-average life	4.79 years	5.15 years
Credit losses	25.09%	35.42%
Interest Rate Sensitive MSRs	June 30, 2012	December 31, 2011
Discount rate	10.65%	10.46%
Total prepayment speeds	18.03%	19.02%
Expected weighted-average life	4.91 years	5.04 years
Credit losses	10.22%	9.73%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Six months ended June 30, 2012	Year ended December 31,2011
Fair value at the beginning of the period	$251,050	$145,062
Additions:
Servicing resulting from transfers of financial assets	24,128	36,474
Recognition of servicing assets from derecognition of variable interest entities	—	5,714
Purchases of servicing assets	341,664	102,800
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,686)	(14,207)
Other changes in fair value	(18,694)	(24,793)
Fair value at the end of the period	$596,462	$251,050
Unpaid principal balance of forward loans serviced for others
Originated or purchased mortgage loans
Credit sensitive loans	$102,335,034	$32,408,623
Interest sensitive loans	14,779,772	11,844,831
Total owned loans	$117,114,806	$44,253,454

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at June 30, 2012 and December 31, 2011 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2012
Mortgage servicing rights	$(18,914)	$(36,648)	$(68,006)	$(137,411)	$(51,448)	$(107,296)
December 31, 2011
Mortgage servicing rights	$(6,640)	$(12,929)	$(13,281)	$(25,215)	$(5,081)	$(10,944)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors (e.g., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
MSRs at amortized cost
Additionally, Nationstar has acquired servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.
As of June 30, 2012, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $27.2 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates and the expected weighted average life. At June 30, 2012, no impairment was identified.

The activity of MSRs carried at amortized cost is as follows for the date indicated (in thousands):

	Six months Ended
	June 30, 2012
	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	9,000	83,246
Deductions:
Amortization/Accretion	(643)	(1,267)
Balance at end of the period	$8,357	$81,979
Subserviced loans
In addition to the two classes of MSRs that Nationstar services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At June 30, 2012 and December 31, 2011, the unpaid principal balances under subservicing arrangements were $47.6 billion and $53.7 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2012	2011	2012	2011
Servicing fees	$65,769	$42,060	$127,973	$85,197
Ancillary fees	23,573	18,719	49,538	37,076
Total servicing and ancillary fees	$89,342	$60,779	$177,511	$122,273

8. Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Interest rate locks	$53,193	$11,302
Deferred financing costs	26,995	12,059
Deposit in escrow for ResCap acquisition	72,000	—
Deposits pending on mortgage servicing rights acquisitions	1,770	28,904
Loans subject to repurchase right from Ginnie Mae	46,130	35,735
Equity method investment	9,727	6,493
Margin call deposits	7,325	4,518
Prepaid expenses	3,176	4,286
Unsecured loans	1,818	1,827
Other	4,127	1,057
Total other assets	$226,261	$106,181
In conjunction with Nationstar's definitive agreement to acquire certain assets from Residential Capital, LLC (see Note 23), Nationstar was required to place in escrow $72.0 million toward the purchase price. Also, as a part of the transaction, Newcastle Investment Corp. (Newcastle) remitted $25.2 million to Nationstar toward the escrow payment. Such amount has been recorded in payables and accrued liabilities in the Company's consolidated balance sheet and would be repaid to Newcastle in the event that the agreement is not consummated.
Deposits pending on mortgage servicing rights acquisitions primarily consist of amounts transferred to third parties for the future acquisition of mortgage servicing. In December 2011, Nationstar entered into an agreement with a financial institution to acquire the rights to service reverse mortgages with an unpaid principal balance of approximately $9.5 billion, of which the underlying reserve mortgages are currently owned by an unaffiliated GSE. The purchase of these servicing rights was completed upon the approval of the GSE which was received in June 2012. Upon execution of the purchase, Nationstar assumed responsibility for advance obligations on the underlying reverse mortgage loans. Nationstar paid $9.0 million for the purchase of these servicing rights which had previously been deposited with the financial institution. Also, as of December 31, 2011, Nationstar had placed in escrow $17.9 million relating to the purchase of the mortgage servicing rights and related outstanding advance balances with the same financial institution. Such purchase was completed in January 2012 and these escrow amounts were released. In addition, Nationstar has entered into separate agreements to purchase forward mortgage servicing rights. These amounts are carried as deposits on acquired servicing rights acquisitions until the underlying forward residential mortgage loan balances are transferred to Nationstar. Nationstar has deposited with a counterparty for servicing rights on forward mortgages for $1.8 million as of June 30, 2012 that are expected to be originated and transferred to Nationstar during the third quarter of 2012, and $2.0 million as of December 31, 2011 that were originated and transferred to Nationstar during the first quarter of 2012.
For certain loans sold to GNMA (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $46.1 million at June 30, 2012 and $35.7 million at December 31, 2011.
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

A summary of the assets, liabilities, and operations of ANC as of the following periods are presented in the following tables (in thousands):

			June 30, 2012	December 31, 2011
ASSETS
Cash			$3,100	$2,486
Accounts receivable			2,675	5,296
Receivables from affiliates			257	92
Equity method investments			2,881	2,788
Property and equipment, net			2,044	1,995
Goodwill and other intangible assets			33,796	33,876
Other assets			488	590
Total assets			$45,241	$47,123
LIABILITIES
Notes payable			$4,724	$4,724
Payables and accrued liabilities			13,882	13,236
Total liabilities			$18,606	$17,960

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES
Sales	$13,083	$12,201	$28,379	$12,201
Cost of sales	(10,080)	(10,722)	(21,431)	(10,722)
Net sales revenues	3,003	1,479	6,948	1,479
OTHER INCOME/(EXPENSE)
Operating costs	(4,559)	(3,951)	(9,062)	(3,951)
Income from equity method investments	552	405	1,255	405
Depreciation and amortization	(373)	(219)	(761)	(219)
Other income/(expense)	(39)	(53)	(69)	(53)
Loss from discontinued operations	(12)	(27)	(35)	(27)
Total other income/(expense)	(4,431)	(3,845)	(8,672)	(3,845)
Net loss	$(1,428)	$(2,366)	$(1,724)	$(2,366)
Nationstar recorded a net charge to earnings related to loss on equity method investments of $0.5 million and $0.6 million for the three and six months ended June 30, 2012, respectively, and a $0.5 million loss related to the three and six months ended June 30, 2011, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Payables to securitization trusts	$10,250	$10,665
Loans subject to repurchase from Ginnie Mae	46,130	35,735
Cancelled lease reserves	7,810	9,160
Legal and professional fees	9,345	5,931
MSR purchases payable	169,265	8,204
Accrued bonus and payroll	23,864	21,236
Accrued interest	18,715	10,225
Mortgage insurance premiums and reserves	58,604	19,162
Government sponsored entities	43,499	18,728
Repurchase reserves	12,424	10,026
Deposit from MSR co-investor for ResCap	25,200	—
Reverse mortgage payables	95,823	—
Originations closed not funded	51,626	—
Taxes	12,790	154
Other	54,494	34,563
Total payables and accrued liabilities	$639,839	$183,789

10. Derivative Financial Instruments
Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held for sale.
Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales of MBS to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded as a component of other assets and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain on mortgage loans held for sale.
Periodically, Nationstar enters into interest rate swap agreements to hedge the interest payment on the warehouse debt. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows. Interest rate swaps designated as cash flow hedges under ASC 815 are recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.

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
In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The outstanding interest rate swaps have not been designated as accounting hedges during the six months ended June 30, 2012. Any changes in fair value are recorded as a component of gains or losses on interest rate swaps and caps in Nationstar’s consolidated statement of operations.

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the three and six months ended June 30, 2012 and 2011.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the three months ended June 30, 2012
Interest Rate Swap	$(423)	Interest Expense	$—	Interest Expense	$—
For the three months ended June 30, 2011
Interest Rate Swap	$(1,210)	Interest Expense	$336	Interest Expense	$514
For the six months ended June 30, 2012
Interest Rate Swap	$(423)	Interest Expense	$—	Interest Expense	$—
For the six months ended June 30, 2011
Interest Rate Swap	$(1,071)	Interest Expense	$582	Interest Expense	$1,416
As of June 30, 2012, there was no credit risk related to contingent features in any of the Company's derivative agreements.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the six months ended June 30, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$7,782	$306	$(328)
OTHER ASSETS
IRLCs	2012	2,443,489	53,193	41,891
LIABILITIES
Interest rate swaps and caps	2012-2015	675,124	6,778	188
Interest rate swaps on ABS debt (1)	2012-2017	963,973	1,243	(813)
Forward MBS trades	2012	2,154,800	10,890	(5,060)

Year ended December 31,2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$28,047	$634	$592
OTHER ASSETS
IRLCs	2012	736,377	11,302	6,598
LIABILITIES
Interest rate swaps and caps	2012-2015	193,500	6,540	1,261
Forward MBS trades	2012	691,725	5,830	(9,792)
Interest rate swap, subject to ABS nonrecourse debt (2)	—	—	—	(8,058)

(1)	In March 2012, Nationstar received interest rate swaps from FIF as a part of the reorganization.

(2)
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt and therefore the underlying interest rate swap, subject to ABS nonrecourse debt.

11. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	June 30, 2012		December 31, 2011
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$157,241	$160,450	$179,904	$182,096
Securities repurchase facility (2011)	11,774	55,603	11,774	55,603
2010-ABS advance financing facility	197,085	227,987	219,563	249,499
2011-1 Agency advance financing facility	42,705	47,492	25,011	28,811
MSR note	7,404	14,367	10,180	16,230
2012-AW Agency advance financing facility	84,151	102,164	—	—
2012-C ABS advance financing facility	533,217	690,097	—	—
2012-R ABS advance financing facility	312,092	371,422	—	—
2012-W ABS advance financing facility	359,541	442,912	—	—
Reverse participations financing facility	—	—	—	—
Originations Segment Notes Payable
$375 million warehouse facility	297,743	314,763	46,810	51,040
$150 million warehouse facility	77,251	83,891	251,722	265,083
$250 million warehouse facility (2011)	109,729	115,509	7,310	7,672
$100 million warehouse facility (2009)	98,747	102,861	16,047	16,715
ASAP+ facility	123,684	121,458	104,858	104,006
Total notes payable	$2,412,364	$2,850,976	$873,179	$976,755
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $325 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is currently December 2012.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company that was amended in February 2012 to extend the expiration to February 22, 2013. The MRA states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of June 30, 2012, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
2010-ABS advance financing facility - In December 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to Nationstar.

2011-1 Agency advance financing facility - In October 2011, Nationstar executed the 2011-1 Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $300 million and the interest rate is based on LIBOR plus a spread ranging from 2.5% to 6.50% depending upon class of the note. The maturity date of this facility is October 2012. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
MSR note - In connection with the October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
2012-AW Agency advance financing facility - In June 2012, Nationstar executed the 2012-AW Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $100 million and the interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-C ABS advance financing facility - In June 2012, Nationstar executed the 2012-C ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $600 million and the interest rate is based on LIBOR plus a spread ranging from 3.50% to 4.50%. The maturity date of this facility is June 2014. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $350 million and the interest rate is based on LIBOR plus a spread ranging from 3.37% to 8.00%. The maturity date of this facility is June 2014. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-W ABS advance financing facility - In June 2012, Nationstar executed the 2012-W ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $450 million and the interest rate is based on LIBOR plus a spread of 3.75%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
Reverse participations financing facility - In June 2012, Nationstar executed a reverse participation financing facility with a financial institution. This facility has capacity to borrow up to $150 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is secured by reverse mortgage interest.

Originations Segment Notes Payable
$375M warehouse facility - In February 2010, Nationstar executed a Master Repurchase Agreement (MRA) with a financial institution, which will expire in January 2013. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $375 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. In June 2012, Nationstar amended the agreement to increase the borrowing capacity from $175 million to $375 million. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%.
$150M warehouse facility - Nationstar has an MRA with a financial services company, which was amended in February 2012 to expire in February 2013 and reduce the committed amount from $300 million to $150 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a margin of 3.25%.
$250M warehouse facility (2011) - In March 2011, Nationstar executed an MRA with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $250 million in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. In June 2012, Nationstar amended the agreement to increase the borrowing capacity from $100 million to $250 million. The maturity is February 2013 with the interest rate based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral.

$100M warehouse facility (2009) - In October 2009, Nationstar executed a MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50%. The maturity date of this MRA with the financial institution is January 2013.
ASAP + facility - During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	June 30, 2012	December 31, 2011
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015.	$280,938	$280,199
$275 million face value, 9.625% interest rate payable semi-annually, due May 2019.	275,000	—
Total	$555,938	$280,199
In March 2010, Nationstar completed the offering of $250 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. In December 2011, Nationstar completed an additional offering of $35 million of unsecured senior notes under the same indenture. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. These unsecured notes have been registered under the Securities Act of 1933.
In April 2012, Nationstar completed an offering of $275.0 million in senior unsecured notes, the proceeds of this offering were $269.5 million, with a maturity of May 2019. These unsecured senior notes pay interest semi-annually at an interest rate of 9.625%. These unsecured notes were issued in a private placement and have not been registered under the Securities Act of 1933.
The indentures for the unsecured senior notes contain various covenants and restrictions that limit the Company's, Nationstar's, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.
The expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2013	$—
2014	—
2015	285,000
2016	—
2017	—
Thereafter	275,000
Total	$560,000
Legacy Asset and Other Financing
Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $106.3 million and $112.5 million at June 30, 2012, and December 31, 2011, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $353.1 million and $373.1 million at June 30, 2012 and December 31, 2011, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $123.6 million and $130.8 million at June 30, 2012 and December 31, 2011, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings with an indirect wholly-owned subsidiary of Newcastle. Nationstar is an affiliate of Newcastle’s manager. Nationstar, in transactions accounted for as financing arrangements, sold to Newcastle the right to receive 65% of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.
Nationstar retains all ancillary income associated with servicing the Portfolios and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions. Newcastle has no prior or ongoing obligations associated with the Portfolios.
Contemporaneous with the above, Nationstar entered into refinanced loan agreements with Newcastle. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

The total carrying amount of the outstanding excess spread financing agreements was $266.7 million and $44.6 million at June 30, 2012 and December 31, 2011, respectively.
Participating Interest Financing
Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial Reverse mortgage interests on its balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.53% to 7.17%. The participating interest financing was $181.1 million at June 30, 2012. There was none outstanding at December 31, 2011.
Financial Covenants
As of June 30, 2012, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

12. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Servicing	$22,553	$5,129	$36,443	$8,995
Legal and professional fees	9,465	1,541	14,567	4,637
Depreciation and amortization	1,854	808	3,385	1,560
Advertising	1,306	1,204	2,048	2,053
Equipment	1,771	1,086	3,119	1,994
Telecommunications	1,159	971	2,328	1,791
Postage	1,347	898	2,661	2,415
Stationary and supplies	1,059	949	2,053	1,951
Travel	1,884	818	2,705	1,512
Dues and fees	1,687	1,471	2,599	2,444
Insurance, taxes, and other	2,325	871	3,614	1,958
Total general and administrative expenses	$46,410	$15,746	$75,522	$31,310
13. Income Taxes
The financial statements through December 31, 2011 and for the period January 1, 2012 up to Reorganization do not include income tax expense or benefit or any current or deferred income tax assets or liabilities. Nationstar Inc.'s corporate subsidiaries were subject to income taxes prior to the Reorganization, however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes.
As a result of the Reorganization, Nationstar Inc. and its subsidiaries, including Nationstar, became a new corporate consolidated group for income tax purposes. As a result of the change in income tax status, the Company is required to record deferred taxes on the difference between book and tax bases in assets and liabilities as of the Reorganization date. The net deferred tax asset or liability is recorded through the consolidated statement of operations as a component of income tax expense. As of the Reorganization date, the Company recorded a $70.8 million deferred tax asset for net operating and other loss carryforwards inherited as a result of the Reorganization, and a $16.5 million deferred tax liability related to basis differences in Nationstar's assets and liabilities. In addition, the Company recorded a $54.3 million valuation allowance for deferred tax assets that management concluded will likely not be realized.
The Company recorded an income tax provision of $12.8 million on pretax income for the three months ended June 30, 2012. For the six months ended June 30, 2012, income tax expense was $15.9 million. The Company recorded an income tax provision of $3.1 million on pretax income of $12.4 million earned from the Reorganization date through March 31, 2012.

14. Fair Value Measurements
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
The following describes the methods and assumptions used by Nationstar in estimating fair values:
Cash and Cash Equivalents, Restricted Cash – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
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
Mortgage Loans Held for Investment, subject to nonrecourse debt – Legacy Assets – Nationstar determines the fair value of loans held for investment, subject to nonrecourse debt – Legacy Assets using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights – Fair Value – Nationstar recognizes MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting and for which the servicing rights are retained. Additionally, Nationstar may acquire the rights to service residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties. Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Reverse Mortgage Interests – Nationstar’s reverse mortgage advances consist of fees paid to taxing authorities for borrowers unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

REO – Nationstar determines the fair value of REO properties through the use of third-party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. This valuation adjustment is based upon Nationstar’s historical experience with REO. REO is classified as Level 3 in the fair value disclosures.
Derivative Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on fair value of related mortgage loans which is based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets in the consolidated balance sheets. These IRLCs are classified as Level 2 in the fair value disclosures.
Notes Payable – Notes payable consists of outstanding borrowing on Nationstar's warehouse and advance financing facilities.

As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheet approximates fair value. Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Unsecured Senior Notes – The fair value of unsecured senior notes is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value.
Nonrecourse Debt – Legacy Assets – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3.
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2012 being mortgage prepayment speeds of 19.0%, average life of 3.6 years, and discount rate of 14.8%. Changes in fair value to the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of operations. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Participating Interest Financing – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		June 30, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$837,906	$—	$837,906	$—
Mortgage servicing rights – fair value(1)	596,462	—	—	596,462
Other assets:
IRLCs	53,193	—	53,193	—
Total assets	$1,487,561	$—	$891,099	$596,462
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,778	$—	$6,778	$—
Interest rate swaps on ABS debt	1,243	—	1,243	—
Forward MBS trades	10,890	—	10,890	—
Excess spread financing (at fair value)	266,693	—	—	266,693
Total liabilities	$285,604	$—	$18,911	$266,693
		December 31, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$458,626	$—	$458,626	$—
Mortgage servicing rights – fair value(1)	251,050	—	—	251,050
Other assets:
IRLCs	11,302	—	11,302	—
Total assets	$720,978	$—	$469,928	$251,050
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,540	$—	$6,540	$—
Forward MBS trades	5,830	—	5,830	—
Excess spread financing (at fair value)	44,595	—	—	44,595
Total liabilities	$56,965	$—	$12,370	$44,595

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended June 30, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$266,169	$47,324
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(20,875)	2,412
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	340,106	—
Issuances	11,062	220,374
Sales	—	—
Settlements	—	(3,417)
Ending balance	$596,462	$266,693

	ASSETS	LIABILITIES
For the six months ended June 30, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(20,380)	7,263
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	341,664	—
Issuances	24,128	220,342
Sales	—	—
Settlements	—	(5,507)
Ending balance	$596,462	$266,693

	ASSETS	LIABILITIES
For the year ending December 31, 2011	Mortgage servicing rights	Excess spread financing
Beginning balance	$145,062	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(39,000)	3,060
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	102,800	—
Issuances	36,474	43,742
Sales	—	—
Settlements	5,714	(2,207)
Ending balance	$251,050	$44,595

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gains (Losses) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended June 30, 2012
Assets
REO(1)	$—	$—	$3,429	$3,429	$(1,490)
Total assets	$—	$—	$3,429	$3,429	$(1,490)
Six months ended June 30, 2012
Assets
REO(1)	$—	$—	$3,429	$3,429	$(3,755)
Total assets	$—	$—	$3,429	$3,429	$(3,755)
Year ended December 31,2011
Assets
REO(1)	$—	$—	$3,668	$3,668	$(6,833)
Total assets	$—	$—	$3,668	$3,668	$(6,833)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	June 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,892	$15,892	$—	$—
Restricted cash	119,512	119,512	—	—
Mortgage loans held for sale	837,906	—	837,906	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	238,173	—	—	229,010
Reverse mortgage interests	310,074	—	310,074	—
Derivative instruments	53,193	—	53,193	—
Financial liabilities:
Notes payable	2,412,364	—	—	2,412,364
Unsecured senior notes	555,938	599,842	—	—
Derivative financial instruments	18,911	—	18,911	—
Nonrecourse debt - Legacy assets	106,271	—	—	107,640
Excess spread financing	266,693	—	—	266,693
Participating interest financing	181,114	—	181,114	—
	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,445	$62,445	$—	$—
Restricted cash	71,499	71,499	—	—
Mortgage loans held for sale	458,626	—	458,626	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	243,480	—	—	226,890
Derivative instruments	11,302	—	11,302	—
Financial liabilities:
Notes payable	873,179	—	—	873,179
Unsecured senior notes	280,199	282,150	—	—
Derivative financial instruments	12,370	—	12,370	—
Nonrecourse debt - Legacy assets	112,490	—	—	114,037
Excess spread financing	44,595	—	—	44,595

15. Shareholders’ Equity
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
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (the “2012 Plan”), that offers certain key employees of Nationstar, consultants and non-employee directors equity-based awards. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management in the total amount of 1,191,117 shares and also to members of the Board in the total amount of 85,716 shares.
The restricted stock, net of forfeitures, is scheduled to vest over 3 years with 419,358 shares vesting in February 2013, 419,358 shares vesting in February 2014, and 420,617 shares vesting in February 2015. The weighted average grant date fair value of the restricted stock was $14.00.
The following table summarizes information about our restricted stock as of June 30, 2012 under the 2012 Plan (restricted stock in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted Stock outstanding at March 31, 2012	1,277	$14.00	2.7
Granted	—
Forfeited	(18)
Restricted Stock outstanding at June 30, 2012	1,259
Restricted Stock unvested and expected to vest at June 30, 2012	1,259
Restricted Stock vested and payable at June 30, 2012	—
In addition to the 2012 Plan, Nationstar management also had interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants remitted a portion of their Nationstar Inc. common stock to Nationstar Mortgage LLC in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar Mortgage LLC holds 212,156 shares of Nationstar Inc. common shares at their cost of $4.6 million. These shares are reflected in Nationstar's consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares are expected to be held by Nationstar Mortgage LLC until they can be distributed to Nationstar Inc. and retired.
Total compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the three and six months ended June 30, 2012 was $5.6 million and $8.0 million, respectively. Total compensation expense for the three and six months ended June 30, 2011 was $5.3 million and $10.5 million, respectively. Total compensation expenses, net of forfeitures, for the predecessor plan for the three and six months ended June 30, 2012, was $5.3 million and $10.5 million, respectively. Nationstar expects to recognize $5.4 million of compensation expense in the last six months of 2012, $5.9 million in 2013, $2.5 million in 2014, and $0.4 million in 2015.

16. Earnings Per Share

Net income per share is computed under the provisions of ASC 260, Earnings Per Share. Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding restricted stock.
17. Capital Requirements
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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $293.8 million. As of June 30, 2012, Nationstar was in compliance with all of its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2012, Nationstar was in compliance with these minimum tangible net worth requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, Nationstar Inc. and its subsidiaries and current and former officers and employees are routinely named as defendants in various legal actions, including class actions and other litigation, arising in connection with activities related to a national mortgage servicer and lender. Certain of the actual or threatened legal actions include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. Further, in the ordinary course of business the Company and certain related parties can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.
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
When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal providers, of $4.6 million and $6.2 million were included in general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2012, respectively, and $1.5 million for the six months ended June 30, 2011. There were no significant additional litigation related expenses for the three months ended June 30, 2011.
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

Lease Commitments
Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2019. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term. Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below (in thousands).

Year	Amount
2012	$6,103
2013	16,397
2014	14,212
2015	11,845
2016	8,450
Thereafter	12,113
Total	$69,120
Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These IRLCs are treated as derivatives and are carried at fair value (See Note 10, Derivative Financial Instruments).

In 2012, Nationstar completed its acquisitions of certain MSRs related to approximately $27.2 billion of unpaid principal balance in reverse mortgage loans from financial services companies. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At June 30, 2012, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.5 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies
In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At June 30, 2012, Nationstar has estimated no liability under this agreement.

During December 2009, Nationstar entered into a strategic relationship with a major mortgage market participant, which contemplates, among other things, significant mortgage servicing rights and subservicing transfers to Nationstar upon terms to be determined. Under this arrangement, if certain delivery thresholds have been met, the market participant may require Nationstar to establish an operating division or newly created subsidiary with separate, dedicated employees within a specified timeline to service such mortgage servicing rights and subservicing. After a specified time period, this market participant may purchase the subsidiary at an agreed upon price. Since December 2010, all of the required delivery thresholds with this market participant have been met, but the market participant has not required the Company to establish an operating division or newly created subsidiary with separate, dedicated employees.

19. Business Segment Reporting
Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all subprime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from Nationstar’s predecessor and consolidated VIEs which were consolidated pursuant to consolidation guidance related to VIEs adopted on January 1, 2010.
Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including total revenue contributions, personnel headcount, and the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Elimination” column in the following tables.
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended June 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$85,926	$—	$85,926	$620	$(454)	$86,092
Other fee income	5,969	5,739	11,708	(98)		11,610
Total fee income	91,895	5,739	97,634	522	(454)	97,702
Gain/(loss) on mortgage loans held for sale	—	102,335	102,335	—	10	102,345
Total revenues	91,895	108,074	199,969	522	(444)	200,047
Total expenses and impairments	73,656	47,980	121,636	8,726	10	130,372
Other income (expense):
Interest income	5,237	5,017	10,254	4,942	454	15,650
Interest expense	(28,295)	(4,014)	(32,309)	(3,604)	—	(35,913)
Gain (loss) on interest rate swaps and caps	150	—	150	(507)	—	(357)
Total other income (expense)	(22,908)	1,003	(21,905)	831	454	(20,620)
Income (loss) before taxes	$(4,669)	$61,097	$56,428	$(7,373)	$—	$49,055
Depreciation and amortization	$1,238	$520	$1,758	$96	$—	$1,854
Total assets	3,553,883	1,071,251	4,625,134	271,096	—	4,896,230

	Three months ended June 30, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations		Consolidated
REVENUES:
Servicing fee income	$52,665	$—	$52,665	$345	$(1,774)		$51,236
Other fee income	3,466	3,825	7,291	850	—		8,141
Total fee income	56,131	3,825	59,956	1,195	(1,774)		59,377
Gain/(loss) on mortgage loans held for sale	—	22,911	22,911	—	(89)		22,822
Total revenues	56,131	26,736	82,867	1,195	(1,863)		82,199
Total expenses and impairments	39,896	23,702	63,598	4,893	(89)		68,402
Other income (expense):
Interest income	655	2,901	3,556	11,397	1,774		16,727
Interest expense	(13,491)	(2,510)	(16,001)	(9,184)	—		(25,185)
Fair value changes ABS securitizations	—	—	—	(3,613)	—		(3,613)
Total other income (expense)	(12,836)	391	(12,445)	(1,400)	1,774		(12,071)
Income before taxes	$3,399	$3,425	$6,824	$(5,098)	$—	18	$1,726
Depreciation and amortization	$396	$298	$694	$114	$—		$808
Total assets	702,501	305,023	1,007,524	783,218	—		1,790,742

	Six months ended June 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$169,726	$—	$169,726	$1,237	$(921)	$170,042
Other fee income	13,271	5,720	18,991	(128)		18,863
Total fee income	182,997	5,720	188,717	1,109	(921)	188,905
Gain (loss) on mortgage loans held for sale	—	172,835	172,835	—	22	172,857
Total revenues	182,997	178,555	361,552	1,109	(899)	361,762
Total expenses and impairments	132,886	76,454	209,340	17,609	—	226,949
Other income (expense):
Interest income	9,862	8,558	18,420	9,750	921	29,091
Interest expense	(45,223)	(7,791)	(53,014)	(7,857)	(22)	(60,893)
Gain (loss) on interest rate swaps and caps	188	—	188	(813)	—	(625)
Total other income (expense)	(35,173)	767	(34,406)	1,080	899	(32,427)
Income before taxes	$14,938	$102,868	$117,806	$(15,420)	$—	$102,386
Depreciation and amortization	$2,098	$903	$3,001	$384	$—	$3,385
Total assets	3,553,883	1,071,251	4,625,134	271,096	—	4,896,230

	Six months ended June 30, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$110,585	$—	$110,585	$737	$(3,598)	$107,724
Other fee income	6,664	7,869	14,533	1,806	—	16,339
Total fee income	117,249	7,869	125,118	2,543	(3,598)	124,063
Gain (loss) on mortgage loans held for sale	—	43,480	43,480	—	(152)	43,328
Total revenues	117,249	51,349	168,598	2,543	(3,750)	167,391
Total expenses and impairments	80,303	45,514	125,817	10,858	(152)	136,523
Other income (expense):
Interest income	1,622	5,504	7,126	24,321	3,598	35,045
Interest expense	(26,948)	(4,491)	(31,439)	(19,114)	—	(50,553)
Fair value changes - ABS securitizations	—	—	—	(6,265)	—	(6,265)
Total other income (expense)	(25,326)	1,013	(24,313)	(1,058)	3,598	(21,773)
Income before taxes	$11,620	$6,848	$18,468	$(9,373)	$—	$9,095
Depreciation and amortization	$768	$567	$1,335	$225	$—	$1,560
Total assets	702,501	305,023	1,007,524	783,218	—	1,790,742

20. Guarantor Financial Statement Information
Nationstar has $560.0 million aggregate principal amount of unsecured senior notes which mature on various dates through May 1, 2019. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future wholly-owned domestic restricted subsidiaries with certain exceptions. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar LLC, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2012 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$15,574	$318	$—	$—	$15,892
Restricted cash	—	74,087	3	45,422	—	119,512
Accounts receivable, net	—	2,486,753	195	1,238	(195)	2,487,991
Mortgage loans held for sale	—	837,906	—	—	—	837,906
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	8,376	—	229,797	—	238,173
Participating interest in reverse mortgages	—	310,074	—	—	—	310,074
Receivables from affiliates	—	—	77,439	1,446,695	(1,511,051)	13,083
Mortgage servicing rights – fair value	—	596,462	—	—	—	596,462
Investment in subsidiaries	608,474	159,596	—	—	(768,070)	—
Mortgage servicing rights – amortized cost	—	8,357	—	—	—	8,357
Property and equipment, net	—	38,255	835	—	—	39,090
REO, net	—	892	—	2,537	—	3,429
Other assets	24,647	226,261	—	—	(24,647)	226,261
Total assets	$633,121	$4,762,593	$78,790	$1,725,689	$(2,303,963)	$4,896,230
Liabilities and shareholders’ equity
Notes payable	$—	$881,996	$—	$1,530,368	$—	$2,412,364
Unsecured senior notes	—	555,938	—	—	—	555,938
Payables and accrued liabilities	—	663,213	—	1,468	(24,842)	639,839
Payables to affiliates	—	1,511,051	—	—	(1,511,051)	—
Derivative financial instruments	—	12,135	—	6,776	—	18,911
Mortgage Servicing Liability	—	81,979	—	—	—	81,979
Nonrecourse debt–Legacy Assets	—	—	—	106,271	—	106,271
Excess spread financing - at fair value	—	266,693	—	—	—	266,693
Participating interest financing	—	181,114	—	—	—	181,114
Total liabilities	—	4,154,119	—	1,644,883	(1,535,893)	4,263,109
Total shareholders’ equity	633,121	608,474	78,790	80,806	(768,070)	633,121
Total liabilities and shareholders’ equity	$633,121	$4,762,593	$78,790	$1,725,689	$(2,303,963)	$4,896,230

NATIONSTAR MORTGAGE INC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$84,093	$—	$2,453	$(454)	$86,092
Other fee income	—	4,982	6,511	117	—	11,610
Total fee income	—	89,075	6,511	2,570	(454)	97,702
Gain on mortgage loans held for sale	—	102,345	—	—	—	102,345
Total Revenues	—	191,420	6,511	2,570	(454)	200,047
Expenses and impairments:
Salaries, wages and benefits	—	76,005	2,742	—	—	78,747
General and administrative	—	43,173	811	2,426	—	46,410
Provision for loan losses	—	(461)	—	1,316	—	855
Loss on foreclosed real estate and other	—	124	—	1,366	—	1,490
Occupancy	—	2,870	—	—	—	2,870
Total expenses and impairments	—	121,711	3,553	5,108	—	130,372
Other income (expense):
Interest income	—	9,902	—	5,294	454	15,650
Interest expense	—	(28,637)	—	(7,276)	—	(35,913)
Gain/(Loss) on interest rate swaps and caps	—	(506)	—	149	—	(357)
Gain/(loss) from subsidiaries	32,602	(1,448)	—	—	(31,154)	—
Total other income (expense)	32,602	(20,689)	—	(1,833)	(30,700)	(20,620)
Income before taxes	32,602	49,020	2,958	(4,371)	(31,154)	49,055
Income tax expense	3,673	(16,418)	(5)	(30)	—	(12,780)
Net income/(loss)	36,275	32,602	2,953	(4,401)	(31,154)	36,275
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Comprehensive income / (loss)	$36,275	$32,602	$2,953	$(4,824)	$(31,154)	$35,852

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$166,024	$—	$4,939	$(921)	$170,042
Other fee income	—	4,982	13,649	232	—	18,863
Total fee income	—	171,006	13,649	5,171	(921)	188,905
Gain on mortgage loans held for sale	—	172,857	—	—	—	172,857
Total Revenues	—	343,863	13,649	5,171	(921)	361,762
Expenses and impairments:
Salaries, wages and benefits	—	135,588	4,824	—	—	140,412
General and administrative	—	69,199	1,377	4,946	—	75,522
Provision for loan losses	—	—	—	1,608	—	1,608
Loss on foreclosed real estate and other	—	124	—	3,631	—	3,755
Occupancy	—	5,652	—	—	—	5,652
Total expenses and impairments	—	210,563	6,201	10,185	—	226,949
Other income (expense):
Interest income	—	18,029	—	10,141	921	29,091
Interest expense	—	(46,832)	—	(14,061)	—	(60,893)
Gain/(Loss) on interest rate swaps and caps	—	(812)	—	187	—	(625)
Gain/(loss) from subsidiaries	64,660	(1,334)	—	—	(63,326)	—
Total other income (expense)	64,660	(30,949)	—	(3,733)	(62,405)	(32,427)
Income before taxes	64,660	102,351	7,448	(8,747)	(63,326)	102,386
Income tax expense	21,801	(37,691)	(5)	(30)	—	(15,925)
Net income/(loss)	86,461	64,660	7,443	(8,777)	(63,326)	86,461
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Comprehensive income / (loss)	$86,461	$64,660	$7,443	$(9,200)	$(63,326)	$86,038

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$86,461	$64,660	$7,443	$(8,777)	$(63,326)	$86,461
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(64,660)	1,334	—	—	63,326	—
Share-based compensation	—	8,030	—	—	—	8,030
Gain on mortgage loans held for sale	—	(172,857)	—	—	—	(172,857)
Provision for loan losses	—	—	—	1,608	—	1,608
Loss on foreclosed real estate and other	—	124	—	3,631	—	3,755
Loss on equity method investments	—	594	—	—	—	594
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	812	—	(187)	—	625
Fair value changes in excess spread financing	—	7,263	—	—	—	7,263
Depreciation and amortization	—	3,385	—	—	—	3,385
Change in fair value of mortgage servicing rights	—	20,380	—	—	—	20,380
Accretion of mortgage servicing liability	—	(624)	—	—	—	(624)
Amortization of debt discount	—	7,469	—	1,012	—	8,481
Amortization of premiums/(discounts)	—	(55)	—	(2,575)	—	(2,630)
Mortgage loans originated and purchased, net of fees	—	(2,996,372)	—	—	—	(2,996,372)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	—	2,723,337	—	1,033	—	2,724,370
Changes in assets and liabilities:
Accounts receivable	—	(340,581)	(188)	279,273	195	(61,301)
Receivables from/(payables to) affiliates	—	1,541,884	(7,181)	(1,533,832)	—	871
Reverse funded advances due to securitization	—	(220,788)	—	—	—	(220,788)
Other assets	(27,498)	(79,042)	—	—	24,647	(81,893)
Accounts payable and accrued liabilities	2,847	337,788	—	(1,776)	(24,842)	314,017
Net cash provided by/(used in) operating activities	(2,850)	906,741	74	(1,260,590)	—	(356,625)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(8,102)	—	—	—	(8,102)
Cash Proceeds from assumption of reverse mortgage servicing obligations, net	—	11,852	—	—	—	11,852
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(1,979,836)	—	—	—	(1,979,836)
Repurchases of REO from Ginnie Mae	—	(4,464)	—	—	—	(4,464)
Proceeds from sales of REO	—	6,764	—	5,133	—	11,897
Net cash provided by/(used in) investing activities	—	(1,973,786)	—	5,133	—	(1,968,653)
Financing activities:
Issuance of Senior Unsecured Notes	—	269,500	—	—	—	269,500
Transfers to/from restricted cash	—	(78,503)	—	(23,106)	—	(101,609)
Issuance of common stock, net of IPO issuance costs	249,550	—	—	—	—	249,550
Issuance of participating interest financing	—	182,577	—	—	—	182,577
Issuance of excess spread financing	—	187,438	—	—	—	187,438
Increase (decrease) in notes payable, net	—	253,391	—	1,285,794	—	1,539,185
Repayment of nonrecourse debt–Legacy assets	—	—	—	(7,231)	—	(7,231)
Repayment of excess servicing spread financing	—	(5,507)	—	—	—	(5,507)
Distribution to subsidiaries	(246,700)	—	—	—	246,700	—
Contributions of parent	—	246,700	—	—	(246,700)	—
Debt financing costs	—	(35,178)	—	—	—	(35,178)
Net cash provided by/(used in) financing activities	2,850	1,020,418	—	1,255,457	—	2,278,725
Net increase/(decrease) in cash	—	(46,627)	74	—	—	(46,553)
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$15,574	$318	$—	$—	$15,892

NATIONSTAR MORTGAGE LLC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$62,201	$244	$—	$—	$62,445
Restricted cash	49,180	3	22,316	—	71,499
Accounts receivable, net	281,782	7	280,511	—	562,300
Mortgage loans held for sale	458,626	—	—	—	458,626
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	5,984	—	237,496	—	243,480
Receivables from affiliates	41,961	70,541	—	(107,893)	4,609
Mortgage servicing rights – fair value	251,050	—	—	—	251,050
Investment in subsidiaries	140,880	—	—	(140,880)	—
Property and equipment, net	23,238	835	—	—	24,073
REO, net	—	—	3,668	—	3,668
Other assets	106,181	—	—	—	106,181
Total assets	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931
Liabilities and members’ equity
Notes payable	$628,605	$—	$244,574	$—	$873,179
Unsecured senior notes	280,199	—	—	—	280,199
Payables and accrued liabilities	180,545	—	3,244	—	183,789
Payables to affiliates	—	—	107,893	(107,893)	—
Derivative financial instruments	5,830	—	6,540	—	12,370
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	—	—	—
Nonrecourse debt–Legacy Assets	—	—	112,490	—	112,490
Excess spread financing – fair value	44,595	—	—	—	44,595
ABS nonrecourse – fair value	—	—	—	—	—
Total liabilities	1,139,774	—	474,741	(107,893)	1,506,622
Total members’ equity	281,309	71,630	69,250	(140,880)	281,309
Total liabilities and members’ equity	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2011 (IN THOUSANDS)
	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$51,571	$1,439	$—	$(1,774)	$51,236
Other fee income	5,509	2,423	209	—	8,141
Total fee income	57,080	3,862	209	(1,774)	59,377
Gain on mortgage loans held for sale	22,822	—	—	—	22,822
Total Revenues	79,902	3,862	209	(1,774)	82,199
Expenses and impairments:
Salaries, wages and benefits	47,527	845	—	—	48,372
General and administrative	14,529	1,213	4	—	15,746
Provision for loan losses	—	—	—	—	—
Loss on foreclosed real estate	(43)	—	2,142	—	2,099
Occupancy	2,142	43	—	—	2,185
Total expenses and impairments	64,155	2,101	2,146	—	68,402
Other income / (expense):
Interest income	4,580	—	10,373	1,774	16,727
Interest expense	(13,130)	—	(12,055)	—	(25,185)
Fair value changes in ABS securitizations	—	—	(3,477)	(136)	(3,613)
Gain / (loss) from subsidiaries	(10,244)	—	—	10,244	—
Total other income / (expense)	(18,794)	—	(5,159)	11,882	(12,071)
Net income / (loss)	(3,047)	1,761	(7,096)	10,108	1,726
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	(1,210)	—	(1,210)
Comprehensive income / (loss)	$(3,047)	$1,761	$(8,306)	$10,108	$516

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$109,883	$1,439	$—	$(3,598)	$107,724
Other fee income	10,005	5,654	680	—	16,339
Total fee income	119,888	7,093	680	(3,598)	124,063
Gain on mortgage loans held for sale	43,328	—	—	—	43,328
Total Revenues	163,216	7,093	680	(3,598)	167,391
Expenses and impairments:
Salaries, wages and benefits	93,657	1,638	—	—	95,295
General and administrative	29,469	1,834	7	—	31,310
Provision for loan losses	724	—	404	—	1,128
Loss on foreclosed real estate	202	—	4,144	—	4,346
Occupancy	4,346	98	—	—	4,444
Total expenses and impairments	128,398	3,570	4,555	—	136,523
Other income / (expense):
Interest income	8,199	(5)	23,253	3,598	35,045
Interest expense	(26,725)	—	(23,828)	—	(50,553)
Fair value changes in ABS securitizations	—	—	(6,382)	117	(6,265)
Gain / (loss) from subsidiaries	(7,314)	—	—	7,314	—
Total other income / (expense)	(25,840)	(5)	(6,957)	11,029	(21,773)
Net income / (loss)	$8,978	$3,518	$(10,832)	$7,431	$9,095
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	(1,071)	—	(1,071)
Comprehensive income / (loss)	$8,978	$3,518	$(11,903)	$7,431	$8,024

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$8,978	$3,518	$(10,832)	$7,431	$9,095
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss on equity method investments	521				521
Share-based compensation	10,526	—	—	—	10,526
Gain on mortgage loans held for sale	(43,328)	—	—	—	(43,328)
Provision for loan losses	724	—	404	—	1,128
Loss on foreclosed real estate and other	202	—	4,144	—	4,346
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	—	(1,416)	—	(1,416)
Fair value changes in ABS securitizations	—	—	6,382	(117)	6,265
Loss from subsidiaries	7,314	—	—	(7,314)	—
Depreciation and amortization	1,560	—	—	—	1,560
Change in fair value of mortgage servicing rights	11,722	—	—	—	11,722
Amortization of debt discount	4,389	—	2,057	—	6,446
Amortization of premiums/(discounts)	—	—	(2,424)	—	(2,424)
Mortgage loans originated and purchased, net of fees	(1,378,039)	—	—	—	(1,378,039)
Cost of loans sold, net of fees	1,490,814	—	—	—	1,490,814
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	19,336	—	5,462	—	24,798
Changes in assets and liabilities:
Accounts receivable	(30,448)	—	(351)	—	(30,799)
Receivables from/(payables to) affiliates	(29,292)	(3,680)	34,614	—	1,642
Other assets	(470)	—	—	—	(470)
Accounts payable and accrued liabilities	3,885	—	(175)	—	3,710
Net cash provided by/(used) in operating activities	78,394	(162)	37,865	—	116,097

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	14,285	—	14,285
Property and equipment additions, net of disposals	(8,833)	—	—	—	(8,833)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Purchase of mortgage servicing rights	(232)	—	—	—	(232)
Proceeds from sales of REO	313	—	19,689	—	20,002
Net cash provided by/(used) in investing activities	(15,352)	—	33,974	—	18,622
Financing activities:
Transfers to/from restricted cash	8,754	(3)	(1,957)	—	6,794
Decrease in notes payable, net	(78,884)	—	(26,104)	—	(104,988)
Repayment of nonrecourse debt–Legacy assets	—	—	(14,693)	—	(14,693)
Repayment of ABS nonrecourse debt	—	—	(29,085)	—	(29,085)
Debt financing costs	(2,729)	—	—	—	(2,729)
Distribution to parent	(3,900)	—	—	—	(3,900)
Tax related share-based settlement of units by members	(4,809)	—	—	—	(4,809)
Net cash provided by/(used) in financing activities	(81,568)	(3)	(71,839)	—	(153,410)
Net increase/(decrease) in cash	(18,526)	(165)	—	—	(18,691)
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223
Cash and cash equivalents at end of period	$2,378	$154	$—	$—	$2,532
21. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Nationstar maintains a marketing agreement with Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the originations fees of loans that Nationstar refinances.
Additionally, in January 2011, Nationstar entered into three agreements to act as the loan subservicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the six months ended June 30, 2012 and 2011, Nationstar recognized revenue of $5.1 million and $4.9 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the three months ended June 30, 2012 and 2011, Nationstar recognized revenue of $2.5 million and $2.7 million , respectively, in additional servicing and other performance incentive fees related to these portfolios. At June 30, 2012 and December 31, 2011, Nationstar had an outstanding receivable from Springleaf of $0.5 million and $0.6 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.0 billion and $1.2 billion, as of June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, Nationstar received servicing fees and other performance incentive fees of $1.3 million and $1.5 million, respectively. For the six months ended June 30, 2012 and 2011, Nationstar received servicing fees and other performance incentive fees of $2.6 million and $3.0 million, respectively.
Additionally, from December 2011 through June 2012, Nationstar entered into several agreements with Newcastle, where Nationstar sold to Newcastle the right to receive approximately 65% of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar will retain all ancillary income associated with servicing such MSRs and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the portfolio. Newcastle will not have prior or ongoing obligations associated with this MSR portfolio. Furthermore, should Nationstar refinance any loan in such portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolio. The new or replacement loan will be governed by the same terms set forth in the agreement described above.
The fair value on the outstanding liability related to these agreements was $266.7 million at June 30, 2012. Additionally, as a component of the underlying agreements, Newcastle held back a portion of the sales price, amounting to $34.5 million, pending certain conditions being satisfied by Nationstar. Such amount is recorded in accounts receivable and is expected to be received in third quarter 2012.
22. Related Party Disclosure
In March 2011, Nationstar entered into a limited partnership agreement with ANC. ANC is the parent company of NREIS, which through the ANC partnership Nationstar holds a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provides title agency settlement or valuation services for loan originations and default management. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. For the three months ended June 30, 2012 and the year ending December 31, 2011, Nationstar disbursed $3.1 million and $4.9 million, respectively, for servicing-related advances. For the six months ended June 30, 2012 and the year ending December 31, 2011, Nationstar disbursed $7.8 million and $4.9 million, respectively, for servicing-related advances. Additionally, during May 2012, Nationstar advanced NREIS $2.0 million for future services. The amount is recorded in accounts receivable other in these financial statements.
23. Definitive Agreement to Acquire Certain Mortgage Servicing Assets of Residential Capital, LLC
On May 13, 2012, Nationstar signed a definitive agreement (the “Agreement”) which was subsequently amended on June 28, 2012 to acquire certain residential mortgage servicing assets and other assets (collectively, “Mortgage Servicing Assets”) from Residential Capital, LLC and related entities (collectively, “ResCap”) in connection with ResCap’s proceedings before the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy court”).
Nationstar expects the acquired Mortgage Servicing Assets to total approximately $371 billion, including $196 billion in primary residential MSRs and $174 billion in subservicing contracts, as measured by unpaid principal balances as of March 31, 2012, approximately $1.8 billion of related servicing advance receivables and certain other assets. The sale of the Mortgage Servicing Assets is expected to close by the first quarter of 2013, subject to certain conditions and auction described below.
The aggregate purchase price for the Mortgage Servicing Assets under the Agreement is approximately $2.4 billion. Nationstar expects to fund such purchase price through a combination of cash, the proceeds of a co-investment with Newcastle of up to $450 million, proceeds of advance financing facilities and the issuance of debt or equity.
Although Nationstar has been approved as the stalking-horse bidder by the Bankruptcy Court, other bidders may submit bids for the assets the Company is seeking to acquire. The auction for the mortgage servicing asset is scheduled to commence on October 23, 2012. If any such bidders submit bids, Nationstar can provide no assurances that it will be the winning bidder and ultimately permitted to purchase the assets Nationstar is seeking to acquire or that it will not be required to make changes, which changes could be material, to the terms of the Agreement in order to purchase the assets. If the Agreement is terminated as a result of the Bankruptcy Court's approval of a competing bidder, ResCap will be required to pay Nationstar a $24 million break-up fee in cash (a portion of which will be payable to Newcastle).
24. Subsequent Events
On July 19, 2012, Nationstar offered $100 million aggregate principal amount of 9.625% Senior Notes due 2019, in a private placement transaction. The notes were issued with an issue premium of $5.5 million for net cash proceeds of $104.0 million. The notes are a further issuance of the $275 million aggregate principal amount of 9.625% Senior Notes due 2019, issued in April 2012 (the "Existing Notes") and are guaranteed on an unsecured basis by each of Nationstar's current and future domestic subsidiaries, other than its securitization and certain finance subsidiaries and subsidiaries that in the future can be designated as excluded restricted and unrestricted subsidiaries. The notes are a further issuance of the Existing Notes and form a single series of debt securities with the Existing Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In conjunction with the completion of Nationstar Mortgage Holdings Inc.'s initial public offering, Nationstar Mortgage LLC became a wholly-owned indirect subsidiary of Nationstar Mortgage Holdings Inc. Nationstar Mortgage Holdings Inc. was formed as a Delaware corporation for the purpose of reorganizing the structure of FIF HE Holdings LLC (FIF) and Nationstar Mortgage LLC so that the common stock issuer was a corporation rather than a limited liability company. Investors in FIF exchanged their membership units for shares in Nationstar Mortgage Holdings Inc. Because Nationstar Mortgage Holdings Inc. had no operations prior to the reorganization and initial public offering, Nationstar Mortgage LLC is the predecessor company. The following discussion and analysis relates to the operations of Nationstar Mortgage Holdings Inc. and its consolidated subsidiaries. The terms “we,” “us”, or “our” refer to the business of Nationstar Mortgage Holdings Inc. or its predecessor Nationstar Mortgage LLC as appropriate.
General
Our Business
We are a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 83.1% annually on a compounded basis. As of June 30, 2012, we serviced almost 1.1 million residential mortgage loans with an aggregate UPB of $193.1 billion, making us the largest high touch non-bank servicer in the United States. Our total servicing portfolio as of June 30, 2012 includes approximately $27.2 billion of servicing related to reverse residential mortgage loans which were acquired in January 2012 and June 2012. We currently outsource the servicing of our reverse residential mortgage loan portfolio to several servicing counterparties. Additionally, we made several acquisitions of forward MSRs in June 2012 related to UPB of approximately $72.8 billion. Of these acquisitions, approximately $6.2 billion of the underlying UPB were boarded in June 2012. The remainder were boarded in July 2012.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing”. We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of June 30, 2012, our primary servicing and subservicing, represented 61.1% and 24.8%, respectively of our total servicing portfolio, with 14.1% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate or have investments in several adjacent businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.
In June 2012, we closed an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively “Aurora”). Under the Asset Purchase Agreement, we purchased MSRs to approximately 300,000 residential mortgage loans with a total unpaid principal balance of over $63 billion, $1.7 billion of servicing advance receivables, and certain other assets. The composition of the acquired MSR portfolio is approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. We also assumed certain liabilities.
In January 2012, we acquired the mortgage servicing rights related to a portfolio of reverse residential mortgage loans with an unpaid principal balance of approximately $7.9 billion. In June 2012, we completed two additional acquisitions of MSRs related to reverse mortgages. These acquisitions total approximately $19.4 billion in unpaid principal balance. Reverse mortgages provide seniors (62 years and older) with a loan secured by their home. The majority of reverse mortgages are secured by the Federal Housing Administration (FHA) and are referred to as “HECMs” or Home Equity Conversion Mortgages. Like a typical home equity loan, reverse mortgages are designed to enable seniors to borrow against the value of their home. Unlike a typical home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home and the amount of the loan is dependent on the appraised value of the home at the time of origination, the interest rate on the loan and the borrower's age. Reverse mortgages may be either fully funded (fixed rate loan) or can provide for a line of credit that can be drawn periodically (adjustable rate “ARM” loan).
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

We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a nonrecourse loan. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the variable interest entities' (VIE) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to new consolidation accounting guidance related to VIEs adopted on January 1, 2010.
The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.
Our internet address is www.nationstarholdings.com. Through this internet website (under the “Investor Relations / Financial Information” link), we make available, free of charge, its reports that are electronically filed with or furnished to the Securities and Exchange Commission (SEC). We also make available on our Web site other shareholder information such as share price and current events. Information contained on or available through this website is not incorporated by reference herein.
Critical Accounting Policies
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements, (b) sale of mortgage loans, (c) accounting for mortgage loans held for investment, subject to nonrecourse debt and (d) valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

For further information on our critical accounting policies, please refer to our Quarterly Report on Form 10-Q for the period ended March 31, 2012. There have been no material changes to our critical accounting policies since March 31, 2012.

Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	June 30, 2012	December 31, 2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$15,892	$62,445
Accounts Receivable	2,487,991	562,300
Mortgage servicing rights (at fair value)	596,462	251,050
Total assets	4,896,230	1,787,931
Notes payable	2,412,364	873,179
Unsecured senior notes	555,938	280,199
Nonrecourse debt-legacy assets	106,271	112,490
Excess spread financing (at fair value)	266,693	44,595
Total liabilities	4,263,109	1,506,622
Total shareholders' equity	633,121	281,309

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Total revenues	$200,047	$82,199	$361,762	$167,391
Total expenses and impairments	130,372	68,402	226,949	136,523
Total other income (expense)	(20,620)	(12,071)	(32,427)	(21,773)
Income before taxes	49,055	1,726	102,386	9,095
Total income tax expense	12,780	—	15,925	—
Net income	36,275	1,726	86,461	9,095
Change in value of designated cash flow hedge	(423)	(1,210)	(423)	(1,071)
Comprehensive income	$35,852	$516	$86,038	$8,024

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(491,908)	$(15,490)	$(356,625)	$116,097
Investing activities	(1,966,271)	13,344	(1,968,653)	18,622
Financing activities	2,118,077	(43,742)	2,278,925	(153,410)
Adjusted EBITDA[1] (non-GAAP measure)	101,201	27,712	178,443	55,665
Operating Segments:
Interest expense from unsecured senior notes	13,516	7,531	22,058	15,079
Change in fair value of mortgage servicing rights	20,875	7,938	20,380	11,722
Depreciation and amortization	1,758	694	3,001	1,335
Share-based compensation	6,353	5,238	8,747	10,476
1Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments' income, and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the accounting guidance eliminating the concept of a QSPE.
Adjusted EBITDA
Adjusted EBITDA provides us with a key measure of our Operating Segments' performance as it assists us in comparing our Operating Segments' performance on a consistent basis. Management believes Adjusted EBITDA is useful in assessing the profitability of our core business and uses Adjusted EBITDA in evaluating our operating performance as follows:

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

Management does not assess the growth prospects and the profitability of our legacy asset portfolio and certain securitization trusts that were previously consolidated, except to the extent necessary to assess whether cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.
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

	For the three months ended June 30,		For the six months ended June 30,
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2012	2011	2012	2011
Net income	$36,275	$1,726	$86,461	$9,095
Plus:
Net (income)/loss from Legacy Portfolio and Other	7,373	5,098	15,420	9,373
Income tax expense	12,780	—	15,925	—
Income/(loss) from Operating Segments	56,428	6,824	117,806	18,468
Adjust for:
Interest expense from unsecured senior notes	13,516	7,531	22,058	15,079
Depreciation and amortization	1,758	694	3,001	1,335
Change in fair value of mortgage servicing rights	20,875	7,938	20,380	11,722
Amortization of mortgage servicing rights/obligations - at amortized cost	9	—	(624)	—
Share-based compensation	6,353	5,238	8,747	10,476
Fair value changes on excess spread financing	2,412	—	7,263	—
Fair value changes in derivatives	(150)	—	(188)	—
Ineffective portion of cash flow hedge	—	(513)	—	(1,415)
Adjusted EBITDA	$101,201	$27,712	$178,443	$55,665

Recent Developments
On July 19, 2012, Nationstar offered $100 million aggregate principal amount of 9.625% Senior Notes due 2019, in a private placement transaction. We issued the notes with an issue premium of $5.5 million for net cash proceeds of $104.0 million. The notes are a further issuance of the $275 million aggregate principal amount of 9.625% Senior Notes due 2019, issued in April 2012 (the "Existing Notes") and are guaranteed on an unsecured basis by each of Nationstar's current and future domestic subsidiaries, other than its securitization and certain finance subsidiaries and subsidiaries that in the future can be designated as excluded restricted and unrestricted subsidiaries. The notes are a further issuance of the Existing Notes and form a single series of debt securities with the Existing Notes. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured notes as well.

Definitive Agreement to Acquire Certain Mortgage Servicing Assets of Residential Capital, LLC
On May 13, 2012, Nationstar signed a definitive agreement (the “Agreement”) which was subsequently amended on June 28, 2012 to acquire certain residential mortgage servicing assets and other assets (collectively, “Mortgage Servicing Assets”) from Residential Capital, LLC and related entities (collectively, “ResCap”) in connection with ResCap’s proceedings before the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy court”).
Nationstar expects the acquired Mortgage Servicing Assets to total approximately $371 billion, including $196 billion in primary residential MSRs and $174 billion in subservicing contracts, as measured by unpaid principal balances as of March 31, 2012, approximately $1.8 billion of related servicing advance receivables and certain other assets. The sale of Mortgage Servicing Assets is expected to close by the first quarter of 2013, subject to certain conditions and auction described below.
The aggregate purchase price for the Mortgage Servicing Assets under the Agreement is approximately $2.4 billion. Nationstar expects to fund such purchase price through a combination of cash, the proceeds of a co-investment with Newcastle of up to $450 million, the proceeds of advance and financing facilities, and the issuance of debt or equity.
Although Nationstar has been approved as the stalking-horse bidder by the Bankruptcy Court, other bidders may submit bids for the assets the Company is seeking to acquire. The auction for the assets is scheduled to commence on October 23, 2012. If any such bidders submit bids, Nationstar can provide no assurances that it will be the winning bidder and ultimately permitted to purchase the assets Nationstar is seeking to acquire or that it will not be required to make changes, which changes could be material, to the terms of the Agreement in order to purchase the assets. If the Agreement is terminated as a result of the Bankruptcy Court's approval of a competing bidder, ResCap will be required to pay Nationstar a $24 million break-up fee in cash (a portion of which will be payable to Newcastle).

Results of Operations
Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in “Note 19—Business Segment Reporting”, in the accompanying Notes to Consolidated Financial Statements.
Comparison of Consolidated Results for the Three Months Ended June 30, 2012 and 2011
Revenues increased $117.8 million from $82.2 million for the three months ended June 30, 2011 to $200.0 million for the three months ended June 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $95.8 billion for the three months ended June 30, 2012, compared to $66.2 billion for the three months ended June 30, 2011 and an increase in loss mitigation and performance based incentive fees combined with fees earned from our reverse mortgage portfolio, which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $1,082.5 million, or 149.5%, increase in the amount of loans originated during the 2012 period compared to the 2011 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding mortgage loan commitments.
Expenses and impairments increased $62.0 million from $68.4 million for the three months ended June 30, 2011 to $130.4 million for the three months ended June 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $8.5 million from $12.1 million for the three months ended June 30, 2011 to $20.6 million for the three months ended June 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the three months ended June 30, 2012, we incurred tax expense of $12.8 million, with no corresponding tax expense during the comparable 2011 period. During March 2012, we became a taxable entity in conjunction with our initial public offering.
Comparison of Consolidated Results for the Six Months Ended June, 30 2012 and 2011
Revenues increased $194.4 million from $167.4 million for the six months ended June 30, 2011 to $361.8 million for the six months ended June 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $96.0 billion for the six months ended June 30, 2012, compared to $66.0 billion for the six months ended June 30, 2011 and an increase in loss mitigation and performance based incentive fees combined with fees earned from our reverse mortgage portfolio, which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $1,618.3 million, or 117.4%, increase in the amount of loans originated during the 2012 period compared to the 2011 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding mortgage loan commitments.
Expenses and impairments increased $90.4 million from $136.5 million for the six months ended June 30, 2011 to $226.9 million for the six months ended June 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $10.6 million from $21.8 million for the six months ended June 30, 2011 to $32.4 million for the six months ended June 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the six months ended June 30, 2012, we incurred tax expense of $15.9 million, with no corresponding expense during the comparable 2011 period. During March 2012, we became a taxable entity in conjunction with our initial public offering.
Segment Results
Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy

Portfolio and Other includes primarily all subprime mortgage loans originated mostly from April to July 2007 or acquired, and VIEs which were consolidated pursuant to the adoption of consolidation guidance related to VIEs. As of June 30, 2012, we had no consolidated VIEs.
The accounting policies of each reportable segment are the same as those of the consolidated financial statements except for (i) expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting and (ii) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of the services performed, including total revenue contributions, personnel headcount, and the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar serviced provided to external parties.

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $27.2 billion in reverse residential mortgage loans which we acquired in 2012. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default.
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	June 30, 2012	June 30, 2011
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$8,996	$8,298
Government-sponsored enterprises	72,899	50,675
Non-Agency securitizations	17,333	6,736
Total boarded forward servicing portfolio	99,228	65,709
Acquired Servicing Rights owned - serviced by predecessor	66,615	—
Total forward servicing portfolio	165,843	65,709
Reverse mortgage servicing	27,232	—
Total servicing portfolio unpaid principal balance	$193,075	$65,709
The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Six months ended June 30,	2012 (1)	2011
($ in millions, except for average loan amount)
Loan count-servicing	608,212	398,033
Ending unpaid principal balance	$99,228	$65,709
Average unpaid principal balance	$95,965	$66,047
Average loan amount	$163,147	$165,084
Average coupon	5.52%	5.57%
Average FICO	672	649
60+ delinquent (% of loans) (2)	11.7%	16.7%
Total prepayment speed (12 month constant pre-payment rate)	15.5%	12.3%

(1)
2012 characteristics and key performance metrics of our servicing portfolio exclude approximately $66.6 billion and approximately 309,000 units of forward residential mortgage loans acquired in two separate transactions. These loans were boarded in July 2012 and have been excluded from our key performance metrics above.

(2)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the six months ended June 30, 2012.

Six months ended June 30,	2012
($ in millions, except for average loan amount)
Loan count	168,961
Ending unpaid principal balance	$27,232
Average loan amount	$162,170
Average coupon	3.20%
Average borrower age	76
Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Servicing fee income	$82,080	$46,475	$142,693	$93,401
Loss mitigation and performance-based incentive fees	7,046	2,038	14,954	4,184
Modification fees	7,217	6,439	14,532	13,000
Late fees and other ancillary charges	6,657	5,712	14,294	12,120
Reverse mortgage fees	6,164	—	10,142	—
Other servicing fee related revenues	58	(61)	131	(398)
Total servicing fee income before MSR fair value adjustments	109,222	60,603	196,746	122,307
Fair value adjustments on excess spread financing	(2,412)	—	(7,264)	—
Reverse mortgage servicing liability accretion	(9)	—	624	—
MSR fair value adjustments	(20,875)	(7,938)	(20,380)	(11,722)
Total servicing fee income	$85,926	$52,665	$169,726	$110,585

The following tables provide servicing fee income and UPB by primary servicing, subservicing, adjacent businesses and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Primary servicing	$69,420	$33,927	$119,061	$71,844
Subservicing	31,728	25,375	63,646	48,371
Adjacent businesses	1,910	1,301	3,897	2,092
Reverse servicing	6,164	—	10,142	—
Total servicing fee income before MSR fair value adjustments	$109,222	$60,603	$196,746	$122,307

	June 30, 2012	June 30, 2011
UPB (in millions)
Primary servicing	$119,131	$33,459
Subservicing	46,712	32,250
Reverse servicing	27,232	—
Total unpaid principal balance	$193,075	$65,709

Servicing Segment for the Three Months Ended June 30, 2012 and 2011
Service Fee Income
Servicing fee income was $85.9 million for the three months ended June 30, 2012 compared to $52.7 million for the three months ended June 30, 2011, an increase of $33.2 million, or 63.0%, primarily due to the net effect of the following:

•
Increase of $35.6 million due to higher average UPB on our forward servicing portfolio of $95.8 billion in the 2012 period compared to $66.2 billion in the comparable 2011 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors of $70.5 billion in the 2012 period compared to $51.0 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $17.7 billion in the three months ended June 30, 2012 compared to $6.8 billion in the comparable 2011 period.

•	Increase of $5.0 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $0.8 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $1.0 million from increased collections from late fees and other ancillary charges.

•	Increase of $6.2 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•
Decrease of $13.0 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state attorneys general. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $2.4 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive 65% of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $6.0 million for the three months ended June 30, 2012 compared to $3.5 million for the three months ended June 30, 2011, an increase of $2.5 million, or 71.4%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.
The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	For the three months ended June 30,
	2012	2011
Primary servicing	$1,066	$1,361
Subservicing	63	822
Adjacent businesses	4,840	1,283
Total other fee income	$5,969	$3,466
Expenses and Impairments
Expenses and impairments were $73.7 million for the three months ended June 30, 2012 compared to $39.9 million the three months ended June 30, 2011, an increase of $33.8 million, or 84.7%, primarily due to the increase of $9.6 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,509 in the 2011 period to 1,859 in the 2012 period and an increase of $24.2 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	For the three months ended June 30,
	2012	2011
Primary servicing	$29,887	$15,950
Subservicing	29,203	16,780
Reverse servicing	6,959	—
Adjacent businesses	2,446	2,075
Other Servicing Segment expenses	5,161	5,091
Total expenses and impairments	$73,656	$39,896
Other Servicing Segment expenses primarily include share-based compensation expenses.
Other Income (Expense)
Total other income (expense) was $(22.9) million for the three months ended June 30, 2012 compared to $(12.8) million for the three months ended June 30, 2011, an increase in expense, net of income, of $10.1 million, or 78.9%, primarily due to the net effect of the following:

•
Interest income was $5.2 million for the three months ended June 30, 2012 compared to $0.7 million for the three months ended June 30, 2011, an increase of $4.5 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $5.3 million, with no respective interest amounts earned in the comparable 2011 period.

•
Interest expense was $28.3 million for the three months ended June 30, 2012 compared to $13.5 million for the three ended June 30, 2011, an increase of $14.8 million, or 109.6%, primarily due to higher average outstanding debt of $1,151.6 million for the three months ended June 30, 2012 compared to $610.3 million in the comparable 2011 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $13.5 million and $7.5 million, respectively, for the three months ended June 30, 2012 and 2011. Interest expense for June 30, 2011 also includes gains for the ineffective portion of a cash flow hedge of $0.5 million, with no respective amounts for the 2012 period.

Servicing Segment for the Six Months Ended June 30, 2012 and 2011
Servicing Fee Income
Servicing fee income was $169.7 million for the six months ended June 30, 2012 compared to $110.6 million for the six months ended June 30, 2011, an increase of $59.1 million, or 53.4%, primarily due to the net effect of the following:

•
Increase of $49.3 million due to higher average UPB on our forward servicing portfolio of $96.0 billion in the 2012 period compared to $66.0 billion in the comparable 2011 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors of $71.3 billion in the 2012 period compared to $51.4 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $18.1 billion in the six months ended June 30, 2012 compared to $6.9 billion in the comparable 2011 period.

•	Increase of $10.8 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $1.5 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $2.2 million from higher collections from late fees and other ancillary charges.

•	Increase of $10.1 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•
Decrease of $8.7 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state attorneys general. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $7.3 million from change in fair value of our excess spread financing arrangement. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive 65% of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $13.3 million for the six months ended June 30, 2012 compared to $6.7 million for the six months ended June 30, 2011, an increase of $6.6 million, or 98.5%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.

The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	For the six months ended June 30,
	2012	2011
Primary servicing	$3,426	$2,845
Subservicing	2,332	1,578
Adjacent businesses	7,513	2,241
Total other fee income	$13,271	$6,664
Expenses and impairments
Expenses and impairments were $132.9 million for the six months ended June 30, 2012 compared to $80.3 million the six months ended June 30, 2011, an increase of $52.6 million, or 65.5%, primarily due to the increase of $17.5 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,509 in the 2011 period to 1,876 in the 2012 period and an increase of $35.1 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	For the six months ended June 30,
	2012	2011
Primary servicing	$54,213	$32,663
Subservicing	56,412	33,979
Reverse servicing	8,872	—
Adjacent businesses	5,213	3,502
Other Servicing Segment expenses	8,176	10,159
Total expenses and impairments	$132,886	$80,303
Other Income (Expense)
Total other income (expense) was $(35.2) million for the six months ended June 30, 2012 compared to $(25.3) million for the six months ended June 30, 2011, an increase in expense, net of income, of $9.9 million, or 39.1%, primarily due to the net effect of the following:

•
Interest income was $9.9 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011, an increase of $8.3 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $9.9 million, with no respective interest amounts earned in the comparable 2011 period.

•
Interest expense was $45.2 million for the six months ended June 30, 2012 compared to $26.9 million for the six ended June 30, 2011, an increase of $18.3 million, or 68.0%, primarily due to higher average outstanding debt of $871.9 million for the six months ended June 30, 2012 compared to $617.1 million in the comparable 2011 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $22.1 million and $15.1 million, respectively, for the six months ended June 30, 2012 and 2011. Interest expense for June 30, 2011 also includes gains for the ineffective portion of a cash flow hedge of $1.4 million, with no respective amounts for the 2012 period.

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

	For the three months ended June 30,		For the six months ended June 30,
Originations Volume (in millions)	2012	2011	2012	2011
Retail	$1,211.4	$491.0	$1,885.0	$915.6
Wholesale	595.0	232.9	1,112.0	462.5
Total Originations	$1,806.4	$723.9	$2,997.0	$1,378.1
Originations Segment for the Three Months Ended June 30, 2012 and 2011
Originations Revenue
Total revenues were $108.1 million for the three months ended June 30, 2012 compared to $26.7 million for the three months ended June 30, 2011, an increase of $81.4 million, or 304.9%, primarily due to the net effect of the following:

Other fee income was $5.7 million for the three months ended June 30, 2012 compared to $3.8 million for the three months ended June 30, 2011, an increase of $1.9 million, or 50.0%, primarily due to an increase in net points and fees collected as a result of the $1.1 billion increase in loan origination volume.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended June 30,
	2012	2011
Gain on sale	$48,579	$14,547
Provision for repurchases	(2,776)	(1,271)
Capitalized servicing rights	11,062	8,104
Fair value mark-to-market adjustments	30,942	841
Mark-to-market on derivatives/hedges	14,528	690
Total gain on mortgage loans held for sale	$102,335	$22,911

Gain on mortgage loans held for sale was $102.3 million for the three months ended June 30, 2012, compared to $22.9 million for the three months ended June 30, 2011, an increase of $79.4 million, or 346.7%, primarily due to the net effect of the following:

•
Increase of $34.1 million from larger volume of originations, which increased from $0.7 billion in 2011 to $1.8 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $3.0 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $30.1 million resulting from the change in fair value on newly-originated loans.

•	Increase of $13.8 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $1.5 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.
Expenses and Impairments
Expenses and impairments were $48.0 million for the three months ended June 30, 2012 compared to $23.7 million for the three months ended June 30, 2011, an increase of $24.3 million, or 102.5%, primarily due to the net effect of the following:

•	Increase of $18.0 million in salaries, wages and benefits expense from increase in average headcount of 783 in 2011 to

948 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $6.2 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.
Other Income and Expenses
Total other income (expense) was $1.0 million for the three months ended June 30, 2012 compared to $0.4 million for the three months ended June 30, 2011, an increase in income, net of expense, of $0.6 million, or 150.0% primarily due to the net effect of the following:

•
Interest income was $5.0 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 30, 2011, an increase of $2.1 million, or 72.4%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $4.0 million for the three months ended June 30, 2012 compared to $2.5 million for the three months ended June 30, 2011, an increase of $1.5 million, or 60.0%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $0.8 million in additional amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

Originations Segment for the Six Months Ended June 30, 2012 and 2011
Originations Revenue
Total revenues were $178.6 million for the six months ended June 30, 2012 compared to $51.3 million for the six months ended June 30, 2011, an increase of $127.3 million, or 248.1%, primarily due to the net effect of the following:

Other fee income was $5.7 million for the six months ended June 30, 2012 compared to $7.9 million for the six months ended June 30, 2011, a decrease of $2.2 million, or 27.8%, primarily due to a decrease in net points and fees collected as a result of an increase in fees paid to third party mortgage brokers. Our wholesale originations business operates largely through third-party mortgage brokers. For the six months ended June 30, 2012, wholesale consisted of 37.1% of our total origination volume, compared to 33.6% for the comparable 2011 period.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the six months ended June 30,
	2012	2011
Gain on sale	$92,494	$25,991
Provision for repurchases	(5,781)	(2,200)
Capitalized servicing rights	24,128	17,985
Fair value mark-to-market adjustments	25,294	3,130
Mark-to-market on derivatives/hedges	36,700	(1,426)
Total gain on mortgage loans held for sale	$172,835	$43,480

Gain on mortgage loans held for sale was $172.8 million for the six months ended June 30, 2012, compared to $43.5 million for the six months ended June 30, 2011, an increase of $129.3 million, or 297.2%, primarily due to the net effect of the following:

•
Increase of $66.5 million from larger volume of originations, which increased from $1.4 billion 2011 to $3.0 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $6.1 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $22.2 million resulting from the change in fair value on newly-originated loans.

•	Increase of $38.1 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $3.6 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.
Expenses and Impairments
Expenses and impairments were $76.5 million for the six months ended June 30, 2012 compared to $45.5 million for the six months ended June 30, 2011, an increase of $31.0 million, or 68.1%, primarily due to the net effect of the following:

•
Increase of $22.9 million in salaries, wages and benefits expense from increase in average headcount of 783 in 2011 to 909 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $8.1 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.
Other Income and Expenses
Total other income (expense) was $0.8 million for the six months ended June 30, 2012 compared to $1.0 million for the six months ended June 30, 2011, a decrease in income, net of expense, of $0.2 million, or 20.0% primarily due to the net effect of the following:

•
Interest income was $8.6 million for the six months ended June 30, 2012 compared to $5.5 million for the six months ended June 30, 2011, an increase of $3.1 million, or 56.4%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $7.8 million for the six months ended June 30, 2012 compared to $4.5 million for the six months ended June 30, 2011, an increase of $3.3 million, or 73.3%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized an additional $1.2 million in amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

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

	June 30,
	2012	2011 (1)
Performing – UPB	$294,527	$1,029,550
Nonperforming (90+ Delinquency) - UPB	70,731	308,643
REO - Estimated Fair Value	3,429	17,249
Total Legacy Portfolio and Other – UPB	$368,687	$1,355,442

(1)	Amounts include one previously off-balance sheet securitization which was consolidated upon adoption of ASC 810, Consolidation, related to consolidation of certain VIEs.
Legacy Portfolio and Other for the Three Months Ended June 30, 2012 and 2011
Total revenues were $0.5 million for the three months ended June 30, 2012 compared to $1.2 million for the three months ended June 30, 2011, a decrease of $0.7 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.
Total expenses and impairments were $8.7 million for the three months ended June 30, 2012 compared to $4.9 million for the three months ended June 30, 2011, an increase of $3.8 million, or 77.6%. This change was primarily due to an increase in total allocated overhead charges to our Legacy Portfolio and Other as a result of our overall growth.
Interest income, net of interest expense, decreased to $1.3 million for the three months ended June 30, 2012 as compared to $2.2 million for the three months ended June 30, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of December 31, 2011.
Fair value changes in ABS securitizations were $3.6 million for the three months ended June 30, 2011, with no related charges for the 2012 period due to the ABS nonrecourse debt and related mortgage loans held for investment and related REO that was deconsolidated in December 2011 on the previously consolidated VIE.
Legacy Portfolio and Other for the Six Months Ended June 30, 2012 and 2011
Total revenues were $1.1 million for the six months ended June 30, 2012 compared to $2.5 million for the six months ended June 30, 2011, a decrease of $1.4 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.
Total expenses and impairments were $17.6 million for the six months ended June 30, 2012 compared to $10.9 million for the six months ended June 30, 2011, an increase of $6.7 million, or 61.5%. This change was primarily due to an increase in total allocated overhead charges to our Legacy Portfolio and Other as a result of our overall growth.
Interest income, net of interest expense, decreased to $1.9 million for the six months ended June 30, 2012 as compared to $5.2 million for the six months ended June 30, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of December 31, 2011.
Fair value changes in ABS securitizations were $6.3 million for the six months ended June 30, 2011, with no related charges for the 2012 period due to the ABS nonrecourse debt and related mortgage loans held for investment and related REO that was deconsolidated in December 2011 on the previously consolidated VIE.

Analysis of Items on Consolidated Balance Sheet
Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $119.5 million at June 30, 2012, an increase of $48.0 million from December 31, 2011, primarily a result of higher servicer advance reimbursement amounts. Additionally, in 2012, we began servicing reverse residential mortgages. Our June 2012 restricted cash balance contains approximately $28.3 million in custodial deposits related to reverse mortgage loans which will be remitted to certain GSEs as required under various securities agreements.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $1.9 billion to $2.5 billion at June 30, 2012, primarily due to the acquisition of the Aurora MSRs and related advances.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $837.9 million at June 30, 2012, an increase of $379.3 million from December 31, 2011, primarily due to $3.0 billion of loan originations during the 2012 period offset by $2.7 billion in mortgage loan sales.

Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $238.2 million at June 30, 2012, a decrease of $5.3 million from December 31, 2011, as $3.2 million UPB was transferred to REO during the six months ended June 30, 2012.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. In January and June 2012, we purchased the servicing rights to certain reverse mortgages. Reverse mortgage interests were $310.1 million at June 30, 2012, with no corresponding balance at December 31, 2011.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $13.1 million at June 30, 2012, an increase of $8.5 million from December 31, 2011. Prior to our March 2012 restructuring in conjunction with our initial public offering, FIF contributed a portion of the outstanding balance in receivables from affiliates related to outstanding interest rate swap settlements to the Company eliminating this payable amount.

MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs were $596.5 million at June 30, 2012, an increase of $345.4 million over December 31, 2011, primarily a result of the purchase of servicing portfolios for $341.7 million combined with capitalization of $24.1 million newly created MSRs, and a $20.4 million decrease in the fair value of our MSRs.

MSRs at amortized cost of $8.4 million at June 30, 2012 represents MSRs for certain reverse loans that we acquired during 2012. Prior to 2012, we had no reverse mortgage servicing rights. Our MSRs for reverse loans are treated as a separate class of servicing assets.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $39.1 million at June 30, 2012, an increase of $15.0 million from December 31, 2011, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments, as well as the addition of certain property acquired from the Aurora purchase.

REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $3.4 million at June 30, 2012, a decrease of $0.3 million from December 31, 2011. This change was primarily due to the transfer of $3.2 million of mortgage loans held for investment to REO, offset by liquidations.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, loans subject to repurchase rights from Ginnie Mae and equity method investments. Other assets increased $120.1 million from December 31, 2011 to $226.3 million, primarily due to $41.9 million in increase in derivative financial instruments, $10.4 million increase in loans subject to repurchase rights from Ginnie Mae, and $3.2 million increase in equity method investment in ANC Acquisition LLC (ANC) due to an additional 13% ownership transfer from FIF from the corporate restructuring, offset by a $27.1 million decrease in deposits on MSR acquisitions that were completed in 2012. In addition, we had $72 million placed in escrow at June 30, 2012 related to our definitive agreement to acquire certain assets from Residential Capital, LLC (see Note 8, Other Assets).

Liabilities and Shareholders' Equity

At June 30, 2012, total liabilities were $4.3 billion, a $2.8 billion increase from December 31, 2011. The increase was primarily due to a $1.5 billion increase in notes payable, our issuance of $275 million in unsecured senior notes in April 2012, an increase in payables and accrued liabilities of $456.0 million, an increase in excess spread financing of $222.1 million, and an increase in participating interest financing of $181.1 million. The increases are generally the result of our acquisitions of MSR portfolios, including Aurora, the increase in our mortgage origination business and our entry into servicing reverse mortgages.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $12.4 million and $10.0 million at June 30, 2012 and December 31, 2011, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Repurchase reserves, beginning of period	$10,026	$7,321
Additions	5,781	5,534
Charge-offs	(3,383)	(2,829)
Repurchase Reserves, end of period	$12,424	$10,026

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	UPB	Count	UPB	Count
Beginning balance	$12.9	62	$4.3	21
Repurchases & indemnifications	(4.3)	(19)	(6.9)	(37)
Claims initiated	10.1	62	32.4	155
Rescinded	(9.7)	(44)	(16.9)	(77)
	$9.0	61	$12.9	62

The following table details our loan sales by period (dollars in billions):

	Six Months Ended June 30, 2012		Year Ended December 31,
	2012		2011		2010		2009		2008		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$2.6	12,282	$3.3	16,629	$2.6	13,090	$1.0	5,344	$0.5	3,412	$10.0	50,757

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

At June 30, 2012, total shareholders' equity was $633.1 million, a $351.8 million increase from December 31, 2011, which is primarily attributable to net income of $86.5 million in the 2012 period, $246.5 million in IPO proceeds, contributions of $12.8 million from FIF and $8.0 million in share-based compensation.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance decreased from $62.4 million as of December 31, 2011 to $15.9 million as of June 30, 2012, primarily due to cash outflows in our operating and investing activities, offset by cash inflows from financing activities.

In March 2012 we completed an initial public offering. As part of this offering we raised approximately $247 million in additional capital, net of expenses.

In April 2012, we completed the offering of $275.0 million of unsecured senior notes, with a maturity date of May 2019. After deduction the initial purchasers' discounts, we received net cash proceeds of approximately $269.5 million. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 9.625%. We intend to use a portion of the cash proceeds for general corporate purposes, which may include future acquisitions and transfers of servicing portfolios. In addition, in July 2012, we issued an additional $100 million of unsecured senior notes as an add on to the $275 million of unsecured senior notes issued in April 2012.

We grew our servicing portfolio from $65.7 billion in UPB as of June 30, 2011 to $193.1 billion in UPB as of June 30, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

As part of the normal course of our business, we borrow money periodically to fund servicing advances and loan originations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances and to fund our loan originations on a short- term basis. Our ability to fund current operations depends upon our ability to secure these types of short term financings on acceptable terms and to renew or replace the financings as they expire.

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

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses, including ResCap, that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

Operating Activities

Our operating activities used $356.6 million of cash flow for the six months ended June 30, 2012 compared to providing $116.1 million of cash flow for the same period in the prior year. The increase in cash used by operating activities of $472.7 million during the 2012 period was primarily due to higher volume originations of residential mortgage loans partially offset by higher volume of sales of mortgage loans. The decrease was primarily due to the net effect of the following:

•
Decrease of $1,618.4 million due to higher originations volume. We originated $2,996.4 million in residential mortgage loans during the six month period ended June 30, 2012, compared to $1,378.0 in mortgage originations for the comparable 2011 period. This decrease was partially offset by an increase of $1,208.8 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $2,724.4 million in cash proceeds from loan sales and principal collections for the six month ended June 30, 2012, compared to $1,515.6 million for the comparable 2011 period.

•
Increase of $23.1 million in cash outflows used by working capital which used $49.1 million for the six months ended June 30, 2012 compared to $26.0 million in cash outflow for the comparable 2011 period.

Investing Activities

Our investing activities used $1,968.7 million and provided $18.6 million of cash flow for the six months ended June 30, 2012 and 2011, respectively. The $1,987.3 million decrease in cash flows used by investing activities from the 2011 period to the 2012 period was primarily a result of our two significant MSR acquisitions. In May 2012, we acquired the servicing rights of a $10.4 billion forward residential servicing portfolio, which was scheduled to fully transfer in July 2012. We made an initial deposit on this MSR purchase in June 2012 of $16.1 million. Additionally in June 2012, we acquired the servicing rights of another $63 billion forward residential servicing portfolio, which was scheduled to fully transfer in July 2012. In June 2012, we paid the full purchase price of $1,960.8 million.

Financing Activities

Our financing activities provided $2,278.7 million and used $153.4 million of cash flow during the six months ended June 30, 2012 and 2011, respectively. The $2,125.3 million increase in cash flows provided by our financing activities was primarily the result of our June 2012 MSR acquisition, as we leveraged our existing facilities to finance the additional delinquency and servicer advances which were acquired. As a result of these acquisitions, combined with the increase our originations volume, we increased our borrowings on our outstanding advance and warehouse facilities by $1,539.2 million for the six months ended June 30, 2012, as compared to a $105.0 million paydown during the comparable 2011 period. During the six month period ended June 30, 2012, we also completed our March 2012 initial public offering in which we raised approximately $250 million in capital, combined with proceeds from our April 2012 high yield debt offering in which we received $269.5 million in net cash proceeds.

Contractual Obligations

The table below sets forth our contractual obligations, excluding our legacy asset securitized debt and our excess spread financing, at June 30, 2012:

	2012	2013 to 2014	2015 to 2016	After 2016	Total
Unsecured senior notes	$—	$—	$285,000	$275,000	$560,000
Interest expense from unsecured senior notes	28,731	114,926	60,686	61,713	266,056
MBS advance financing facility	157,241	—	—	—	157,241
Securities repurchase facility (2011)	—	11,774	—	—	11,774
2010-ABS advance financing facility	—	197,085	—	—	197,085
2011-1 Agency advance financing facility	42,705	—	—	—	42,705
MSR note	2,777	4,627	—	—	7,404
2012-AW Agency advance financing facility	—	84,151	—	—	84,151
2012-C ABS advance financing facility	—	533,217	—	—	533,217
2012-R ABS advance financing facility	—	312,092	—	—	312,092
2012-W ABS advance financing facility	—	359,541	—	—	359,541
$175 million warehouse facility	—	297,743	—	—	297,743
$150 million warehouse facility	—	77,251	—	—	77,251
$100 million warehouse facility (2011)	—	109,729	—	—	109,729
$100 million warehouse facility (2009)	—	98,747	—	—	98,747
ASAP+ facility	123,684	—	—	—	123,684
Operating leases	6,103	30,609	20,295	12,113	69,120
Total	$361,241	$2,231,492	$365,981	$348,826	$3,307,540

In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt-Legacy Assets was $106.3 million at June 30, 2012. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $266.7 million at June 30, 2012.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 3, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 10, Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar's derivative transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks which include interest rate risk, consumer credit risk and counterparty credit risk.

Interest Rate Risk

Changes in interest rates affect our operations primarily as follows:

Servicing Segment

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance servicing advances;

•	a decrease (increase) in interest rates would generally increase (decrease) prepayment rates and may require us to report a decrease (increase) in the value of our MSRs;

•	a change in prevailing interest rates could impact our earnings from our custodial deposit accounts; and

•
an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets.

Originations Segment

•
a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult; and

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations;

We actively manage the risk profiles of IRLCs and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding UPB of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Sensitivity Analysis

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

We used June 30, 2012 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	June 30, 2012
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$5,234	$(6,418)
Mortgage servicing rights – fair value	(6,272)	6,309
Other assets (derivatives)
IRLCs	5,726	(8,648)
Total change in assets	4,688	(8,757)
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	(2,313)	2,299
Forward MBS trades	12,294	(14,690)
Excess spread financing (at fair value)	2,262	(972)
Total change in liabilities	12,243	(13,363)
Total, net change	$(7,555)	$4,606

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 18, Commitments and Contingencies).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in the Nationstar Mortgage LLC's Annual Report on Form 10-K filed with the SEC on March 15, 2012 other than the risk factors provided below:

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, limit our future capital raising strategies, and place restrictions on certain originations and servicing operations all of which could adversely affect our business, financial condition and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of a Bureau of Consumer Financial Protection (“CFPB”) authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations. On July 21, 2011, the CFPB obtained enforcement authority pursuant to the Dodd-Frank Act and began official operations. On October 13, 2011, the CFPB issued guidelines governing how it supervises mortgage transactions, which involves sending examiners to banks and other institutions that service mortgages to assess whether consumers' interests are protected. On January 11, 2012, the CFPB issued guidelines governing examination procedures for bank and non-bank mortgage originators. The exact scope and applicability of many of these requirements to us are currently unknown as the regulations to implement the Dodd-Frank Act generally have not yet been finalized. Pursuant to these new guidelines, the CFPB has begun an examination of our business. These provisions of the Dodd-Frank Act and recent examination or future actions by the CFPB could increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations, all of which could in turn adversely affect our business, financial condition and results of operations.
The enforcement consent orders by, agreements with, and settlements of, certain federal and state agencies against the largest mortgage servicers related to foreclosure practices and other inquiries regarding other non-bank mortgage servicers could impose additional compliance costs on our servicing business, which could materially and adversely affect our financial condition and results of operations.
On April 13, 2011, the federal agencies overseeing certain aspects of the mortgage market, the OCC, the Federal Reserve and the FDIC, entered into enforcement consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement consent orders require the servicers, among other things to: (i) promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third party vendors, including outside legal counsel, that provide default management or foreclosure services. While these enforcement consent orders are considered not to be preemptive of the state actions, it is currently unclear how state actions and proceedings will be affected by the federal consents.
On February 9, 2012, federal and state agencies announced a $25 billion settlement with five large banks that resulted from investigations of foreclosure practices. As part of the settlement, the banks have agreed to comply with various servicing standards relating to foreclosure and bankruptcy proceedings, documentation of borrowers' account balances, chain of title, and evaluation of borrowers for loan modifications and short sales as well as servicing fees and the use of force-placed insurance. The settlement also provides for certain financial relief to homeowners.
Although we are not a party to the above enforcement consent orders and settlements, we could become subject to the terms of the consent orders and settlements if (i) we subservice loans for the mortgage servicers that are parties to the enforcement consent orders and settlements; (ii) the agencies begin to enforce the consent orders and settlements by looking downstream to our arrangement with certain mortgage servicers; (iii) the mortgage servicers for which we subservice loans request that we comply with certain aspects of the consent orders and settlements, or (iv) we otherwise find it prudent to comply with certain aspects of the consent orders and settlements. We have been made aware that certain other non-bank mortgage servicers will be meeting with the CFPB with respect to the applicability of the consent orders to their business. If such non-bank mortgage servicers are required to become a party to the consent orders, we can provide no assurances that we will not also be requested to become a party to the consent orders. In addition, the practices set forth in such consent orders and settlements may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices, or may become required by our servicing agreements. In addition, some states have begun adopting laws which impose requirements similar to those contained in the consent orders on mortgage servicers, which will increase our costs and operational complexity and may subject us to significant penalties. While we have made and continue to make changes to our operating policies and procedures in light of the consent orders and settlements, further changes could be required and changes to our servicing practices will increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.
On September 1, 2011 and November 10, 2011, the New York State Department of Financial Services entered into agreements regarding mortgage servicing practices with seven financial institutions. The additional requirements provided for in these agreements will increase operational complexity and the cost of servicing loans in New York. Other servicers, including us, could be required to enter into similar agreements. In addition, other states may also require mortgage servicers to enter into similar agreements. These additional costs could also materially and adversely affect our financial condition and results of operations.
Legal proceedings, state or federal governmental examinations or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations.
We are routinely and currently involved in legal proceedings and regulatory examinations and investigations concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry, including us, have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Additionally, along with others in our industry, we are subject to repurchase claims and may continue to receive claims in the future. Although we believe we have meritorious legal and factual defenses to the lawsuits in which we are currently involved, the ultimate outcomes with respect to these matters remain uncertain. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.
Governmental investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations, as well as governmental examinations, can be substantial. In addition, government-mandated changes to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
We may experience serious financial difficulties as some mortgage servicers and originators have experienced, which could adversely affect our business, financial condition and results of operations.
Since late 2006, a number of mortgage servicers and originators of residential mortgage loans have experienced serious financial difficulties and, in some cases, have gone out of business. These difficulties have resulted, in part, from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality and certain other loan characteristics. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loan portfolios and requiring originators to sell their portfolios at greater discounts to par. In addition, the cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in servicing compensation. Private-label mortgage loans are at greater risk of such delinquency than GSE and government agency-insured mortgage loans. Therefore, as we increase the percentage of private-label mortgages in our servicing portfolio as measured by UPB (which we have done pursuant to the Aurora Purchase Agreement), our servicing portfolio may become increasingly delinquent. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.5 trillion for the twelve months ended June 30, 2012. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
As of June 30, 2012, our reverse mortgage servicing portfolio had grown to approximately $27.2 billion in UPB. We expect to continue to grow our reverse mortgage servicing portfolio. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Additionally, we currently outsource the servicing of our reverse mortgages to several servicing counterparties. Finally, we are subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations and will increase as we grow our reverse mortgage servicing portfolio.
We principally service higher risk loans, which exposes us to a number of different risks.
A significant percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. As a result, these loans tend to have higher delinquency and default rates, which can have a significant impact on our revenues, expenses and the valuation of our MSRs. Private-label mortgage loans are at greater risk of such delinquency than GSE and government agency-insured mortgage loans. Therefore, as we increase the percentage of private-label mortgages in our servicing portfolio as measured by UPB (which we have done pursuant to the Aurora Purchase Agreement), our servicing portfolio may become increasingly delinquent. It may also be more difficult for us to recover advances we are required to make with respect to higher risk loans. In connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in higher servicing costs. We may not be able to pass along any incremental costs we incur to our servicing clients. All of the foregoing factors could therefore adversely affect our business, financial condition and results of operations.
We may be unable to realize the anticipated benefits of an acquisition pursuant to the ResCap Purchase Agreement.
We have entered into the ResCap Purchase Agreement to purchase the Mortgage Servicing Assets from ResCap. We are required to obtain the approval of the Bankruptcy Court in order to close on this agreement. Although we have been approved as the stalking-horse bidder by the Bankruptcy Court, other bidders may submit bids for the assets we are seeking to acquire. The auction for the Mortgage Servicing Assets is scheduled to commence on October 23, 2012. If any such bidders submit bids, we can provide no assurances that we will be the winning bidder and ultimately be permitted to purchase the assets we are seeking to acquire or that we will not be required to make changes, which changes could be material, to the terms of the ResCap Purchase Agreement in order to purchase the assets. If the Bankruptcy Court approves a competing bidder in the auction process, this agreement will be terminated and we will not close the transaction. The ResCap Purchase Agreement is also subject to a number of other closing conditions, the failure of any of which may prevent us from closing the transaction.

Moreover, we are unable to control the timing of the Bankruptcy Court's approval process. We may experience significant delays in closing the ResCap Purchase Agreement as a result of this approval process or because of complications arising from any other closing condition. Failure to close on the ResCap Purchase Agreement or delays in closing on this agreement could adversely affect our business, financial condition and results of operations.
If this transaction does close, it will substantially increase the UPB of mortgage loans that we service to multiples of our current size. We may be unable to scale up to appropriately service these assets. Similarly, our potential acquisition pursuant to the ResCap Purchase Agreement would also alter the composition of the portfolio of mortgage loans that we service. We may be unable to adapt our current operations to appropriately service this altered portfolio. Furthermore, approximately 34% of the loans in the ResCap portfolio are loans that are not owned, insured or guaranteed by the GSEs. Therefore, as we increase the percentage of non-GSE loans in our servicing portfolio, our servicing portfolio may become increasingly delinquent. Failure to effectively service all or a portion of our portfolio following an acquisition pursuant to the ResCap Purchase Agreement could adversely affect our business, financial condition and results of operations.
In addition to MSRs and subservicing rights, if the transaction closes, we will also acquire an origination platform and certain other components of ResCap's systems and infrastructure. We may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Whether by operating this platform separately or otherwise, the success of our potential acquisition depends on our ability to effectively integrate these acquired elements into our existing operations, which we may be unable to accomplish. Failure to effectively employ the platform and other components of systems and infrastructure acquired pursuant to the ResCap Purchase Agreement could adversely affect our business, financial condition and results of operations.
Federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and foreclosure actions in particular. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether.
In addition, the Federal Housing Finance Agency (the “FHFA”) recently proposed changes to mortgage servicing compensation structures, including cutting servicing fees and channeling funds toward reserve accounts for delinquent loans. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing and originations business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.
In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage experience, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.
Furthermore, there continue to be changes in state law that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation.
Any of these changes in the law could adversely affect our business, financial condition and results of operations.
Unlike competitors that are banks, we are subject to state licensing and operational requirements that result in substantial compliance costs, which are in addition to the requirements imposed by the federal government.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs, impose complex mortgage servicing requirements that impact our efficiency, as well as increase burdens due to stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state and federal regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state or federal regulators due to compliance errors. Future state and federal legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
We may be required to indemnify or repurchase loans we originated, or will originate, if our loans fail to meet certain criteria or characteristics or under other circumstances.
The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.
We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. Along with others in our industry, we are subject to repurchase claims and may continue to receive claims in the future. See “-Legal proceedings, state or federal government examinations or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations.” We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. In the years ended December 31, 2008, 2009, 2010 and 2011 and the six months ended June 30, 2012, we sold an aggregate of $10.0 billion of loans. To recognize the potential loan repurchase or indemnification losses, we have recorded a reserve of $12.4 million as of June 30, 2012. Because of the increase in our loan originations since 2008, we expect that repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-174246) relating to our initial public offering of common stock was March 7, 2012. A total of 19,166,667 shares of common stock were registered and sold, including shares of common stock sold pursuant to the underwriters' overallotment option.
The sale of 19,166,667 shares of common stock was completed on March 13, 2012, including shares of common stock sold pursuant to the underwriters' overallotment option. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC acted as representatives of the several underwriters. The aggregate offering price for the shares of common stock was $268.3 million, including exercise of the underwriters' overallotment option. The aggregate underwriting discounts were $17.4 million and we incurred approximately $3.8 million of expenses in connection with the initial public offering. The proceeds to us, net of total expenses, were approximately $247.1 million, including exercise of the underwriters' overallotment option. As of June 30, 2012, we had used the net proceeds of the initial public offering, together with cash on hand for working capital and other general corporate purposes, including servicing acquisitions.
None of the underwriting discounts or other expenses incurred in connection with the initial public offering, including the exercise of the underwriters' overallotment option, were paid, directly or indirectly, to directors, officers, general partners of us or their associates, to persons owning 10% or more of any class of equity securities of us or our affiliates.

None of the use of proceeds in connection with the initial public offering was a direct or indirect payment to directors, officers, general partners of us or their associates, to persons owning 10% or more of any class of equity securities of us or to our affiliates.
Purchase of Equity Securities By the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2012 - April 30, 2012	—	—	—	—
May 1, 2012 - May 31, 2012	—	—	—	—
June 1, 2012 - June 30, 2012	212,156 Shares	$21.52	—	—
Total	212,156 Shares	$21.52	—	—

1 The 212,156 shares of common stock of Nationstar Mortgage Holdings Inc. (the "Issuer") reported herein represent the transfer of these shares to Nationstar Mortgage LLC in an amount equal to the amount of tax withheld by Nationstar Mortgage LLC in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares on June 30, 2012. This transfer was not made pursuant to publicly announced plans or programs. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar Mortgage Holdings Inc.'s common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
1.1	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	1.1	April 25, 2012

2.1	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012 between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	July 5, 2012

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	April 25, 2012

4.2*	Indenture, dated as of June 12, 2012 between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee					X

4.3*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee					X

4.4*	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee					X

4.5*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	April 25, 2012

10.2	Asset Purchase Agreement, dated as of May 13, 2012, between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	May 16, 2012

10.3	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	May 16, 2012

10.4	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	May 16, 2012

10.5	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	May 16, 2012

10.6	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	May 16, 2012

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	May 16, 2012

10.8	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	May 16, 2012

10.9	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	May 16, 2012

10.10	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	May 16, 2012

10.11	First Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 7, 2012

10.12	Second Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	June 7, 2012

10.13	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 14, 2012

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	July 5, 2012

10.17	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	July 5, 2012

10.18	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	July 24, 2012

10.19	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC					X

10.20	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC					X

10.21	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC					X

10.22	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*
Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

August 14, 2012	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer

August 14, 2012	/s/ David C. Hisey
Date	David C.Hisey Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
1.1	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	1.1	April 25, 2012

2.1	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012 between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	July 5, 2012

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	April 25, 2012

4.2*	Indenture, dated as of June 12, 2012 between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee					X

4.3*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee					X

4.4*	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee					X

4.5*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	April 25, 2012

10.2	Asset Purchase Agreement, dated as of May 13, 2012, between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	May 16, 2012

10.3	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	May 16, 2012

10.4	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	May 16, 2012

10.5	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	May 16, 2012

10.6	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	May 16, 2012

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	May 16, 2012

10.8	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	May 16, 2012

10.9	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	May 16, 2012

10.1	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	May 16, 2012

10.11	First Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 7, 2012

10.12	Second Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	June 7, 2012

10.13	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 14, 2012

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	July 5, 2012

10.17	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	July 5, 2012

10.18	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	July 24, 2012

10.19	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC					X

10.20	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC					X

10.21	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC					X

10.22	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.