Form 10-Q/A
period 2012-06-30
Nationstar Mortgage Holdings Inc.
filed 2012-09-11
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this "Amendment") to Nationstar Mortgage Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012 (“the Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Amendment does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Item 6. Exhibits, Financial Statement Schedules

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
1.1	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	1.1	April 25, 2012

2.1	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012 between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	July 5, 2012

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	April 25, 2012

4.2*	Indenture, dated as of June 12, 2012 between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.2	August 14, 2012

4.3*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.3	August 14, 2012

4.4*	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.4	August 14, 2012

4.5*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.5	August 14, 2012

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	April 25, 2012

10.2	Asset Purchase Agreement, dated as of May 13, 2012, between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	May 16, 2012

10.3	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	May 16, 2012

10.4	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	May 16, 2012

10.5	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	May 16, 2012

10.6	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	May 16, 2012

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	May 16, 2012

10.8	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	May 16, 2012

10.9	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	May 16, 2012

10.10	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	May 16, 2012

10.11	First Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 7, 2012

10.12	Second Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	June 7, 2012

10.13	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 14, 2012

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	July 5, 2012

10.17	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	July 5, 2012

10.18	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	July 24, 2012

10.19	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.19	August 14, 2012

10.20	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	August 14, 2012

10.21	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.21	August 14, 2012

10.22	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.22	August 14, 2012

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	31.1	August 14, 2012

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	31.2	August 14, 2012

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	32.1	August 14, 2012

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	32.2	August 14, 2012

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Certain portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

September 11, 2012	/s/ David C. Hisey
Date	David C.Hisey Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
1.1	Purchase Agreement, dated as of April 20, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	1.1	April 25, 2012

2.1	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012 between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	July 5, 2012

4.1	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	April 25, 2012

4.2*	Indenture, dated as of June 12, 2012 between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.2	August 14, 2012

4.3*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.3	August 14, 2012

4.4*	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.4	August 14, 2012

4.5*	Indenture, dated as of June 26, 2012 between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.5	August 14, 2012

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	April 25, 2012

10.2	Asset Purchase Agreement, dated as of May 13, 2012, between Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	May 16, 2012

10.3	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	May 16, 2012

10.4	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	May 16, 2012

10.5	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	May 16, 2012

10.6	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	May 16, 2012

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	May 16, 2012

10.8	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	May 16, 2012

10.9	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	May 16, 2012

10.1	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	May 16, 2012

10.11	First Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 7, 2012

10.12	Second Letter Agreement, dated as of June 1, 2012 among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	June 7, 2012

10.13	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	June 14, 2012

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	July 5, 2012

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	July 5, 2012

10.17	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	July 5, 2012

10.18	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	July 24, 2012

10.19	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.19	August 14, 2012

10.20	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	August 14, 2012

10.21	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.21	August 14, 2012

10.22	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.22	August 14, 2012

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	31.1	August 14, 2012

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	31.2	August 14, 2012

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	32.1	August 14, 2012

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-35449	32.2	August 14, 2012

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Certain portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.