Form 10-Q
period 2012-09-30
Nationstar Mortgage Holdings Inc.
filed 2012-11-06
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of November 2, 2012: 90,409,425

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

•
the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), including proposed Consumer Financial Protection Bureau ("CFPB") rules relating to mortgage servicers and the recent examination of our business begun by the CFPB, on our business activities and practices, costs of operations and overall results of operations;

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

•
our ability to close on and realize the benefits of the acquisition of certain assets from Residential Capital LLC (ResCap), Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC (collectively, the ResCap Sellers) whether due to our failure to be the winning bidder in the auction process, the failure of a closing condition or otherwise;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	our ability to grow our loan originations volume;

•	the termination of our servicing rights and subservicing contracts;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•	changes in state and federal laws that are adverse to mortgage servicers which increase costs and operational complexity and impose significant penalties for violations;

•	loss of our licenses;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to follow the specific guidelines of government-sponsored enterprises ("GSEs") or a significant change in such guidelines;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	changes to Home Affordable Modification Program ("HAMP"), Home Affordable Refinance Program ("HARP"), Making Home Affordable Plan ("MHA") or other similar government programs;

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
All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors of Nationstar Mortgage LLC's Annual Report on Form 10-K filed on March 15, 2012, and Item 1A. Risk Factors of our Form 10-Q filed on August 14, 2012 for further information on these and other factors affecting us.

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$430,815	$62,445
Restricted cash	258,858	71,499
Accounts receivable	2,852,985	562,300
Mortgage loans held for sale	703,214	458,626
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $7,645 and $5,824, respectively	238,178	243,480
Reverse mortgage interests	452,886	—
Receivables from affiliates	13,301	4,609
Mortgage servicing rights – fair value	592,692	251,050
Mortgage servicing rights – amortized cost	8,036	—
Property and equipment, net of accumulated depreciation of $45,544 and $39,201, respectively	48,714	24,073
Real estate owned (REO), net	3,193	3,668
Other assets	338,359	106,181
Total assets	$5,941,231	$1,787,931
Liabilities and equity
Notes payable	$2,532,316	$873,179
Unsecured senior notes	1,062,423	280,199
Payables and accrued liabilities	762,268	183,789
Derivative financial instruments	37,835	12,370
Mortgage servicing liabilities	82,313	—
Nonrecourse debt - Legacy Assets	101,898	112,490
Excess spread financing - fair value	255,484	44,595
Participating interest financing	415,448	—
Total liabilities	5,249,985	1,506,622
Commitments and contingencies – See Note 18
Members’ units related to Nationstar Mortgage LLC	—	281,309
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,418 shares issued and outstanding	904	—
Additional paid-in-capital	553,380	—
Accumulated other comprehensive loss	—	—
Retained earnings	141,528	—
Common shares held by subsidiary	(4,566)	—
Total equity	691,246	281,309
Total liabilities and equity	$5,941,231	$1,787,931
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars and shares in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Servicing fee income	$135,504	$53,031	$305,546	$160,755
Other fee income	2,396	7,660	21,259	23,999
Total fee income	137,900	60,691	326,805	184,754
Gain on mortgage loans held for sale	139,259	30,232	312,116	73,560
Total revenues	277,159	90,923	638,921	258,314
Expenses and impairments:
Salaries, wages and benefits	98,107	50,904	238,519	146,199
General and administrative	51,585	25,397	127,107	56,707
Provision for loan losses	1,545	877	3,153	2,005
Loss/(gain) on foreclosed real estate	(2,050)	2,558	1,705	6,904
Occupancy	5,641	3,458	11,293	7,902
Total expenses and impairments	154,828	83,194	381,777	219,717
Other income (expense):
Interest income	23,542	16,201	52,633	51,246
Interest expense	(65,015)	(26,376)	(125,908)	(76,929)
Loss on interest rate swaps and caps	(1,077)	—	(1,702)	—
Fair value changes in ABS securitizations	—	(654)	—	(6,919)
Total other expense	(42,550)	(10,829)	(74,977)	(32,602)
Income (loss) before taxes	79,781	(3,100)	182,167	5,995
Income tax expense	24,714	—	40,639	—
Net income (loss)	55,067	(3,100)	141,528	5,995
Other comprehensive loss, net of tax:
Cash flow hedges:
Change in value of designated cash flow hedges	—	—	(423)	(1,071)
Reclassification adjustments for gain (loss) included in earnings	423	—	423	—
Comprehensive income (loss)	$55,490	$(3,100)	$141,528	$4,924
Earnings (loss) per share:
Basic earnings (loss) per share	$0.62	$(0.04)	$1.68	$0.09
Diluted earnings (loss) per share	$0.61	$(0.04)	$1.68	$0.09
Weighted average shares:
Basic	89,168	70,000	84,038	70,000
Dilutive effect of stock awards	597	—	360	—
Diluted	89,765	70,000	84,398	70,000
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars and shares in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common shares held by subsidiary	Total Shareholders’ Units and Equity
Balance at December 31, 2010	—	$255,301	$—	$—	$1,071	$—	$—	$256,372
Share-based compensation	—	14,815	—	—	—	—	—	14,815
Distributions to parent	—	(4,348)	—	—	—	—	—	(4,348)
Tax related share-based settlement of units by members	—	(5,346)	—	—	—	—	—	(5,346)
Net income	—	20,887	—	—	—	—	—	20,887
Change in value of cash flow hedge	—	—	—	—	(1,071)	—	—	(1,071)
Balance at December 31, 2011	—	281,309	—	—	—	—	—	281,309
(unaudited)
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	12,764
Change in value of cash flow hedge	—	—	—	—	(423)	—	—	(423)
Reclassification adjustment for gain (loss) included in earnings	—	—	—	—	423	—	—	423
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	246,700
Shares issued under incentive plan	1,251	—	12	(12)	—	—	—	—
Share-based compensation	—	—	—	10,665	—	—	—	10,665
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	(4,566)
Net income	—	—	—	—	—	141,528	—	141,528
Balance at September 30, 2012	90,418	$—	$904	$553,380	$—	$141,528	$(4,566)	$691,246
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended September 30,
	2012	2011
Operating activities
Net income	$141,528	$5,995
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	10,665	12,201
Gain on mortgage loans held for sale	(312,116)	(73,560)
Provision for loan losses	3,153	2,005
Loss on foreclosed real estate	1,705	6,904
Loss on equity method investments	1,327	971
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	1,702	(2,032)
Fair value changes in ABS securitizations	—	6,919
Fair value changes in excess spread financing	5,050	—
Depreciation and amortization	6,358	2,551
Fair value changes in mortgage servicing rights	42,810	30,757
Amortization/accretion of mortgage servicing rights at amortized cost	(3,276)	—
Amortization of debt discount	18,101	10,324
Amortization (accretion) of loan discounts	(4,002)	(4,001)
Mortgage loans originated and purchased, net of fees	(4,814,018)	(2,285,558)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	4,769,317	2,334,807
Changes in assets and liabilities:
Accounts receivable, net	(268,394)	(35,055)
Receivables from affiliates	653	2,911
Reverse mortgage interests	(317,272)	—
Other assets	(135,107)	(2,037)
Payables and accrued liabilities	231,925	35,840
Net cash (used in)/provided by operating activities	(619,891)	49,942
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(dollars in thousands)

	For the nine months ended September 30,
	2012	2011
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	29,395
Property and equipment additions, net of disposals	(20,699)	(15,147)
Acquisition of equity method investee	—	(6,600)
Cash disbursement from assumption of reverse mortgage servicing obligations, net	(31,169)	—
Purchase of forward mortgage servicing rights, including advances, net of liabilities incurred	(2,024,019)	(40,305)
Loan repurchases from Ginnie Mae	(6,856)	—
Proceeds from sales of REO	8,434	22,897
Net cash used in investing activities	(2,074,309)	(9,760)
Financing activities
Issuance of Senior Unsecured Notes, net	781,196	—
Transfers (to) / from restricted cash, net	(187,359)	18,312
Issuance of common stock, net of IPO issuance costs	246,700	—
Issuance of participating interest financing	416,303	—
Issuance of excess spread financing	215,570	—
Increase in notes payable	1,659,137	29,025
Repayment of nonrecourse debt – Legacy assets	(12,306)	(26,119)
Repayment of ABS nonrecourse debt	—	(47,175)
Repayment of excess servicing spread financing	(12,981)	—
Distributions to parent – FIF	—	(3,900)
Debt financing costs	(43,690)	(2,734)
Tax related share-based settlement of units by members	—	(4,809)
Net cash provided by / (used in) financing activities	3,062,570	(37,400)
Net increase in cash and cash equivalents	368,370	2,782
Cash and cash equivalents at beginning of period	62,445	21,223
Cash and cash equivalents at end of period	$430,815	$24,005
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$—	$90
Transfer of mortgage loans held for investment to REO at fair value	2,808	3,675
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	—	9,616
Mortgage servicing rights resulting from sale or securitization of mortgage loans	37,578	17,985
Excess tax benefit from share based compensation	2,846	—
Tax related share-based settlement of common stock	4,566	—
Liabilities incurred from acquired servicer advances	294,671	—
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
Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third-party investors in the secondary market. Nationstar Mortgage LLC (Nationstar), the Company's principal operating subsidiary, is one of the largest high touch non-bank servicers in the United States.
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
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar Inc. have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar Mortgage LLC's Annual Report on Form 10-K filed on March 15, 2012. The results of operations for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.
Material Second Quarter Transaction
On March 6, 2012, Nationstar entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively Aurora). Nationstar and Aurora closed the asset purchase in June 2012. Nationstar paid Aurora approximately $2.0 billion that included mortgage servicing rights of approximately $271.5 million and servicing advance receivables of approximately $1.7 billion. As a part of the purchase, certain other assets and liabilities were also acquired. The mortgage servicing rights relate to approximately 300,000 residential mortgage loans with an unpaid principal balance of over $63 billion. As of the closing date, Nationstar entered into certain financing arrangements amounting to approximately $1.3 billion for the servicing advance receivables and $176.5 million for excess spread financing related to the mortgage servicing rights. The remainder of the purchase price was funded with Nationstar cash.

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
Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and now requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and were effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 did not have a material impact on the Company’s financial statements.
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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of September 30, 2012 and December 31, 2011 is presented in the following tables (in thousands):

	September 30, 2012	December 31, 2011
	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
ASSETS
Restricted cash	$126,002	$22,316
Accounts receivable	2,269,229	279,414
Mortgage loans held for investment, subject to nonrecourse debt	228,041	237,496
REO	1,830	3,668
Total Assets	$2,625,102	$542,894
LIABILITIES
Notes payable	$1,707,941	$244,574
Payables and accrued liabilities	2,412	977
Derivative financial instruments	7,041	—
Nonrecourse debt–Legacy Assets	101,898	112,490
Total Liabilities	$1,819,292	$358,041
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total collateral balances	$4,239,774	$4,579,142
Total certificate balances	4,230,472	4,582,598
Total mortgage servicing rights at fair value	23,367	28,635
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2012 or December 31, 2011, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	As of or for the nine months ended,
	September 30, 2012		September 30, 2011
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$1,060,797	$208,628	$801,216	$182,991

Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$6,317	$—	$5,870	$—	$22,149	$—	$21,221	$—

4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the nine months ended September 30, 2012 and 2011 was approximately $78.2 million and $61.8 million, respectively. Income taxes paid for the nine months ended September 30, 2012 was $18.2 million. There were no income taxes paid for the nine months ended September 30, 2011.
5. Accounts Receivable
Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, accrued servicing fees, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts and third parties.
Accounts receivable consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Delinquent interest advances	$1,508,429	$213,737
Corporate and escrow advances	1,159,711	299,946
Accrued servicing fees	94,214	20,865
Reverse mortgage	26,240	—
Receivables from trusts	13,175	4,664
Accrued interest	3,942	1,512
Insurance deposits	1,750	1,750
Other	45,524	19,826
Total accounts receivable	$2,852,985	$562,300

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
Mortgage loans held for sale consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans held for sale – unpaid principal balance	$668,345	$442,596
Mark-to-market adjustment	34,869	16,030
Total mortgage loans held for sale	$703,214	$458,626
We had no mortgage loans held for sale on a nonaccrual status at September 30, 2012 or December 31, 2011.

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

For the nine months ended September 30,	2012	2011
Mortgage loans held for sale – beginning balance	$458,626	$369,617
Mortgage loans originated and purchased, net of fees	4,814,018	2,285,558
Cost of loans sold, net of fees	(4,606,909)	(2,287,430)
Principal payments received on mortgage loans held for sale and other changes	38,935	10,475
Transfer of mortgage loans held for sale to held for investment	(1,456)	(288)
Mortgage loans held for sale – ending balance	$703,214	$377,932
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

Mortgage loans held for investment, subject to nonrecourse debt—legacy assets, net as of the dates indicated include (in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans held for investment, subject to nonrecourse debt - legacy assets, net – unpaid principal balance	$361,474	$375,720
Transfer discount
Accretable	(20,828)	(22,392)
Non-accretable	(94,823)	(104,024)
Allowance for loan losses	(7,645)	(5,824)
Total mortgage loans held for investment, subject to nonrecourse debt -legacy assets, net	$238,178	$243,480

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- legacy assets were as follows (in thousands):

	Nine months ended September 30, 2012	Year ended December 31, 2011
Accretable Yield
Balance at the beginning of the period	$22,392	$25,219
Additions	—	—
Accretion	(2,728)	(4,131)
Reclassifications from (to) nonaccretable discount	1,164	1,304
Disposals	—	—
Balance at the end of the period	$20,828	$22,392
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.2 million for the nine months ended September 30, 2012, and $1.3 million for the year ended December 31, 2011 from nonaccretable difference. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded provisions for loan losses of $1.5 million and $0.9 million for the three months ended September 30, 2012 and 2011 on the transferred loans to reflect this impairment. Nationstar recorded provisions for loan losses of $2.0 million for the nine months ended September 30, 2011, and $3.2 million for the nine months ended September 30, 2012 on the transferred loans to reflect this impairment.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-legacy assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net were as follows (in thousands) for the dates indicated:

	Nine months ended September 30, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	2,249	904	3,153
Charge-offs	(978)	(354)	(1,332)
Balance at the end of the period	$2,912	$4,733	$7,645
Ending balance – collectively evaluated for impairment	$278,367	$83,107	$361,474

	Year ended December 31, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	1,346	2,191	3,537
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(534)	(477)	(1,011)
Balance at the end of the period	$1,641	$4,183	$5,824
Ending balance – Collectively evaluated for impairment	$283,770	$91,950	$375,720
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

	September 30, 2012	December 31, 2011
	(in thousands)
Credit Quality by Delinquency Status
Performing	$278,367	$283,770
Non-Performing	83,107	91,950
Total	$361,474	$375,720
Credit Quality by Loan-to-Value Ratio
Less than 60	$40,060	$42,438
Less than 70 and more than 60	15,817	15,968
Less than 80 and more than 70	22,627	25,190
Less than 90 and more than 80	28,863	32,620
Less than 100 and more than 90	32,804	33,708
Greater than 100	221,303	225,796
Total	$361,474	$375,720
Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.
Reverse mortgage interests
Reverse mortgage interests consists of fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, and payments made to borrowers for line of credit draws on the reverse mortgages. These advances include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of September 30, 2012, Nationstar had $452.9 million in outstanding reverse mortgage interests.
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
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	September 30, 2012	December 31, 2011
Discount rate	17.12%	25.71%
Total prepayment speeds	20.74%	15.80%
Expected weighted-average life	4.49 years	5.15 years
Credit losses	21.35%	35.42%
Interest Rate Sensitive MSRs	September 30, 2012	December 31, 2011
Discount rate	10.62%	10.46%
Total prepayment speeds	18.63%	19.02%
Expected weighted-average life	4.79 years	5.04 years
Credit losses	9.59%	9.73%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Nine months ended September 30, 2012	Year ended December 31, 2011
Fair value at the beginning of the period	$251,050	$145,062
Additions:
Servicing resulting from transfers of financial assets	37,578	36,474
Recognition of servicing assets from derecognition of variable interest entities	—	5,714
Purchases of servicing assets	346,874	102,800
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	6,669	(14,207)
Other changes in fair value	(49,479)	(24,793)
Fair value at the end of the period	$592,692	$251,050
Unpaid principal balance of forward loans serviced for others
Credit sensitive loans	$106,076,630	$32,408,623
Interest sensitive loans	14,776,208	11,844,831
Total owned loans	$120,852,838	$44,253,454

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at September 30, 2012 and December 31, 2011 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2012
Mortgage servicing rights	$(17,284)	$(32,796)	$(67,848)	$(137,087)	$(50,922)	$(107,768)
December 31, 2011
Mortgage servicing rights	$(6,640)	$(12,929)	$(13,281)	$(25,215)	$(5,081)	$(10,944)

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
As of September 30, 2012, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $27.3 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates and the expected weighted average life. At September 30, 2012, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income.

The activity of MSRs carried at amortized cost is as follows for the date indicated (in thousands):

	Nine months Ended
	September 30, 2012
	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	9,000	86,553
Deductions:
Amortization/Accretion	(964)	(4,240)
Balance at end of the period	$8,036	$82,313
Subserviced loans
In addition to the two classes of MSRs that Nationstar services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At September 30, 2012 and December 31, 2011, the unpaid principal balances under subservicing arrangements were $46.2 billion and $53.7 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio (including subservicing) of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Servicing fees	$95,281	$48,141	$223,255	$133,338
Ancillary fees	35,355	25,772	84,893	62,848
Total servicing and ancillary fees	$130,636	$73,913	$308,148	$196,186

8. Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Interest rate locks (see Note 10)	$112,628	$11,302
Deposit in escrow for ResCap acquisition	72,000	—
Loans subject to repurchase right from Ginnie Mae	58,534	35,735
Deferred financing costs	43,501	12,059
Margin call deposits	29,784	4,518
Equity method investment	8,994	6,493
Prepaid expenses	6,445	4,286
Unsecured loans	1,803	1,827
Deposits pending on mortgage servicing rights acquisitions	1,798	28,904
Other	2,872	1,057
Total other assets	$338,359	$106,181
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
Deposits pending on mortgage servicing rights acquisitions primarily consist of amounts transferred to third parties for the future acquisition of mortgage servicing. In December 2011, Nationstar entered into an agreement with a financial institution to acquire the rights to service reverse mortgages with an unpaid principal balance of approximately $9.5 billion, of which the underlying reverse mortgages are currently owned by an unaffiliated GSE. The purchase of these servicing rights was completed upon the approval of the GSE which was received in June 2012 . Upon execution of the purchase, Nationstar assumed responsibility for advance obligations on the underlying reverse mortgage loans. Nationstar paid $9.0 million for the purchase of these servicing rights which had previously been deposited with the financial institution. Also, as of December 31, 2011, Nationstar had placed in escrow $17.9 million relating to the purchase of the mortgage servicing rights and related outstanding advance balances with the same financial institution. Such purchase was completed in January 2012 and these escrow amounts were released. In addition, Nationstar has entered into separate agreements to purchase forward mortgage servicing rights. These amounts are carried as deposits on acquired servicing rights acquisitions until the underlying forward residential mortgage loan balances are transferred to Nationstar. Nationstar has deposits with a counterparty for servicing rights on forward mortgages for $1.8 million as of September 30, 2012 that are substantially expected to be originated and transferred to Nationstar during the fourth quarter of 2012, and $2.0 million as of December 31, 2011 that were originated and transferred to Nationstar during the first quarter of 2012.
For certain loans sold to GNMA (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $58.5 million at September 30, 2012 and $35.7 million at December 31, 2011.
In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company. In March 2012, FIF contributed its 13% investment in ANC to Nationstar, increasing the overall investment to 35%. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both originations and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.

A summary of the assets, liabilities, and operations of ANC as of the following periods are presented in the following tables (in thousands):

			September 30, 2012	December 31, 2011
ASSETS
Cash			$3,259	$2,486
Accounts receivable			3,837	5,296
Receivables from affiliates			388	92
Equity method investments			1,482	2,788
Property and equipment, net			2,092	1,995
Goodwill and other intangible assets			33,548	33,876
Other assets			820	590
Total assets			$45,426	$47,123
LIABILITIES
Notes payable			$4,724	$4,724
Payables and accrued liabilities			16,049	13,236
Total liabilities			$20,773	$17,960

	Three months ended September 30,		Nine months ended September 30,	From Acquisition through September 30,
	2012	2011	2012	2011
REVENUES
Sales	$12,917	$13,181	$41,296	$25,382
Cost of sales	(10,447)	(10,871)	(31,878)	(21,593)
Net sales revenues	2,470	2,310	9,418	3,789
OTHER (EXPENSE)/INCOME
Operating costs	(4,841)	(5,054)	(13,903)	(9,004)
Income from equity method investments	675	771	1,930	1,176
Depreciation and amortization	(377)	(180)	(1,138)	(359)
Other (expense)/income	(42)	136	(111)	39
Gain/(loss) from discontinued operations	21	(27)	(14)	(54)
Total expense	(4,564)	(4,354)	(13,236)	(8,202)
Net loss	$(2,094)	$(2,044)	$(3,818)	$(4,413)
Nationstar recorded a net charge to earnings related to loss on equity method investments of $0.7 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, a $0.5 million loss related to the three months ended September 30, 2011 and a $1.0 million loss related to the period from acquisition through September 30, 2011, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
MSR purchases payable including advances	$310,609	$8,204
Mortgage insurance premiums and reserves	70,344	19,162
Loans subject to repurchase from Ginnie Mae	58,534	35,735
Payables to securitization trusts	37,607	10,665
Reverse mortgage payables	46,000	—
Accrued bonus and payroll	43,511	21,236
Accrued interest	39,902	10,225
Government sponsored entities	26,797	18,728
Deposit from MSR co-investor for ResCap	25,200	—
Taxes	14,544	154
Repurchase reserves	15,055	10,026
Legal and professional fees	12,076	5,931
Cancelled lease reserves	7,319	9,160
Servicing Payables	6,628	—
Other	48,142	34,563
Total payables and accrued liabilities	$762,268	$183,789

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
Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sale commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded as a component of other assets or liabilities and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain on mortgage loans held for sale.
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

Historically, Nationstar has entered into interest rate swap agreements to hedge the interest payments associated with its outstanding floating rate financing servicer advance facilities. Prior to September 30, 2012, certain of these derivatives were designated as cash flow hedges and were recorded at fair value on Nationstar's balance sheet, with any change in fair value being recorded as an adjustment to other comprehensive income. On September 30, 2012, the Company dedesignated the remainder of the interest rate swap agreements, with any further changes in fair value being recorded as a charge to gain or loss in interest rate swaps and caps in Nationstar's consolidated statement of operations.
In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The outstanding interest rate swaps have not been designated as accounting hedges during the nine months ended September 30, 2012. Any changes in fair value are recorded as a component of gains or losses on interest rate swaps and caps in Nationstar’s consolidated statement of operations.
Associated with the Company's derivatives is $29.8 million in margin call deposits recorded in other assets on the Company's balance sheet as of September 30, 2012.

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the three and nine months ended September 30, 2012 and 2011.
The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the three months ended September 30, 2012
Interest Rate Swap	$—	Interest Expense	$—	Interest Expense	$423
For the three months ended September 30, 2011
Interest Rate Swap	$—	Interest Expense	$—	Interest Expense	$617
For the nine months ended September 30, 2012
Interest Rate Swap	$—	Interest Expense	$—	Interest Expense	$—
For the nine months ended September 30, 2011
Interest Rate Swap	$(1,071)	Interest Expense	$582	Interest Expense	$2,032
As of September 30, 2012, there was no credit risk related to contingent features in any of the Company's derivative agreements.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the nine months ended September 30, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$4,175	$212	$(422)
OTHER ASSETS
IRLCs	2012	4,353,327	112,628	101,326
LIABILITIES
Interest rate swaps and caps	2012-2015	648,940	7,041	(501)
Interest rate swaps on ABS debt (1)	2012-2017	894,363	1,632	(1,201)
Forward MBS trades	2012	2,838,185	29,162	(23,332)

For the year ending December 31, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$28,047	$634	$592
OTHER ASSETS
IRLCs	2012	736,377	11,302	6,598
LIABILITIES
Interest rate swaps and caps	2012-2015	193,500	6,540	1,261
Forward MBS trades	2012	691,725	5,830	(9,792)
Interest rate swap, subject to ABS nonrecourse debt (2)	—	—	—	(8,058)

(1)	In March 2012, Nationstar received interest rate swaps from FIF as a part of the reorganization.

(2)
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt and therefore the underlying interest rate swap, subject to ABS nonrecourse debt.

11. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	September 30, 2012		December 31, 2011
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$178,455	$197,934	$179,904	$182,096
Securities repurchase facility (2011)	11,774	55,603	11,774	55,603
2010-ABS advance financing facility	189,038	228,898	219,563	249,499
2011-1 Agency advance financing facility	159,945	181,803	25,011	28,811
MSR note	6,015	13,296	10,180	16,230
2012-AW Agency advance financing facility	100,000	124,551	—	—
2012-C ABS advance financing facility	562,366	692,635	—	—
2012-R ABS advance financing facility	328,793	392,360	—	—
2012-W ABS advance financing facility	367,797	454,402	—	—
Reverse participations financing facility	18,801	21,298	—	—
Originations Segment Notes Payable
$375 million warehouse facility	195,703	211,820	46,810	51,040
$150 million warehouse facility	155,323	162,705	251,722	265,083
$250 million warehouse facility (2011)	141,204	147,941	7,310	7,672
$100 million warehouse facility (2009)	87,659	91,311	16,047	16,715
ASAP+ facility	29,443	28,800	104,858	104,006
Total notes payable	$2,532,316	$3,005,357	$873,179	$976,755
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
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company that was amended in February 2012 to extend the expiration to February 22, 2013. The MRA states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of September 30, 2012, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
2010-ABS advance financing facility - In December 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to Nationstar.
2011-1 Agency advance financing facility - In October 2011, Nationstar executed the 2011-1 Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $300 million and the interest rate is based on LIBOR plus a spread ranging from 2.5% to 6.50% depending upon class of the note. In October 2012, Nationstar amended the agreement to increase the borrowing capacity to $600 million. The maturity date of this facility is October 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

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
Reverse participations and max claim buyouts financing facility - In June 2012, Nationstar executed a reverse participations and max claim buyouts financing facility with a financial institution. This facility has capacity to borrow up to $150 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is partially secured by reverse mortgage loans.

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
$150M warehouse facility - Nationstar has an MRA with a financial services company, which was amended in February 2012 to expire in August 2013 and reduce the committed amount from $300 million to $150 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a margin of 3.25%.
$250M warehouse facility (2011) - In March 2011, as amended, Nationstar executed an MRA with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $250 million in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The maturity is August 2013 with the interest rate based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral.
$100M warehouse facility (2009) - In October 2009, Nationstar executed a MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.25%. The maturity date of this MRA with the financial institution is January 2013.

ASAP + facility - During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	September 30, 2012	December 31, 2011
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$281,307	$280,199
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	380,366	—
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	$400,750	$—
Total	$1,062,423	$280,199
In March 2010, Nationstar completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. In December 2011, Nationstar completed an additional offering of $35.0 million of unsecured senior notes under the same indenture. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. These unsecured notes were issued in a private placement and were subsequently exchanged for an equal principal amount of notes registered under the Securities Act of 1933 with substantially identical terms.
In April 2012 and in July 2012, Nationstar completed an offering of $275.0 million and $100.0 million, respectively, in senior unsecured notes, the proceeds of these offerings were $269.5 million and $103.3 million respectively, with a maturity of May 2019. These unsecured senior notes pay interest semi-annually at an interest rate of 9.625%. These unsecured notes were issued in a private placement and have not been registered under the Securities Act of 1933.
In September 2012, Nationstar completed two offerings of $300.0 million and $100.0 million of senior unsecured notes, the proceeds of these offerings were $295.5 million and $99.3 million, respectively, with a maturity of October 2020. These unsecured senior notes pay interest semi-annually at an interest rate of 7.875%. These unsecured notes were issued in a private placement and have not been registered under the Securities Act of 1933.
The indentures for the unsecured senior notes contain various covenants and restrictions that limit the Company's, Nationstar's, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.
The expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2013	$—
2014	—
2015	285,000
2016	—
2017	—
Thereafter	775,000
Total	$1,060,000
Legacy Asset and Other Financing
Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $101.9 million and $112.5 million at September 30, 2012, and December 31, 2011, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $344.2 million and $373.1 million at September 30, 2012 and December 31, 2011, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $118.6 million and $130.8 million at September 30, 2012 and December 31, 2011, respectively.
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

The total carrying amount of the outstanding excess spread financing agreements was $255.5 million and $44.6 million at September 30, 2012 and December 31, 2011, respectively.
Participating Interest Financing
Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial Reverse mortgage interests on its balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.53% to 7.17%. The participating interest financing was $415.4 million at September 30, 2012. There was none outstanding at December 31, 2011.
Financial Covenants
As of September 30, 2012, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

12. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Servicing	$13,893	$7,106	$50,530	$16,101
Legal and professional fees	18,251	8,508	32,818	13,145
Depreciation and amortization	2,973	991	6,358	2,551
Equipment	2,450	1,251	5,569	3,245
Postage	2,395	1,522	5,056	3,937
Travel	2,043	871	4,730	2,383
Other	9,580	5,148	22,046	15,345
Total general and administrative expenses	$51,585	$25,397	$127,107	$56,707

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
The Company recorded an income tax provision of $24.7 million on pretax income for the three months ended September 30, 2012. For the nine months ended September 30, 2012, income tax expense was $40.6 million.

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
Reverse Mortgage Interests – Nationstar’s reverse mortgage advances consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2012 being mortgage prepayment speeds of 12.8%, average life of 4.5 years, and discount rate of 14.4%. Changes in fair value to the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of operations. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		September 30, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$703,214	$—	$703,214	$—
Mortgage servicing rights – fair value(1)	592,692	—	—	592,692
Other assets:
IRLCs	112,628	—	112,628	—
Total assets	$1,408,534	$—	$815,842	$592,692
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$7,041	$—	$7,041	$—
Interest rate swaps on ABS debt	1,632	—	1,632	—
Forward MBS trades	29,162	—	29,162	—
Excess spread financing (at fair value)	255,484	—	—	255,484
Total liabilities	$293,319	$—	$37,835	$255,484
		December 31, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$458,626	$—	$458,626	$—
Mortgage servicing rights – fair value(1)	251,050	—	—	251,050
Other assets:
IRLCs	11,302	—	11,302	—
Total assets	$720,978	$—	$469,928	$251,050
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,540	$—	$6,540	$—
Forward MBS trades	5,830	—	5,830	—
Excess spread financing (at fair value)	44,595	—	—	44,595
Total liabilities	$56,965	$—	$12,370	$44,595

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended September 30, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$596,462	$266,693
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(22,430)	(2,213)
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	5,210	—
Issuances	13,450	(1,522)
Sales	—	—
Settlements	—	(7,474)
Ending balance	$592,692	$255,484

	ASSETS	LIABILITIES
For the nine months ended September 30, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(42,810)	5,050
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	346,874	—
Issuances	37,578	218,820
Sales	—	—
Settlements	—	(12,981)
Ending balance	$592,692	$255,484

	ASSETS	LIABILITIES
For the year ending December 31, 2011	Mortgage servicing rights	Excess spread financing
Beginning balance	$145,062	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(39,000)	3,060
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	102,800	—
Issuances	36,474	43,742
Sales	—	—
Settlements	5,714	(2,207)
Ending balance	$251,050	$44,595

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended September 30, 2012
Assets
REO(1)	$—	$—	$3,193	$3,193	$2,050
Total assets	$—	$—	$3,193	$3,193	$2,050
Nine months ended September 30, 2012
Assets
REO(1)	$—	$—	$3,193	$3,193	$(1,705)
Total assets	$—	$—	$3,193	$3,193	$(1,705)
Year ended December 31, 2011
Assets
REO(1)	$—	$—	$3,668	$3,668	$(6,833)
Total assets	$—	$—	$3,668	$3,668	$(6,833)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	September 30, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$430,815	$430,815	$—	$—
Restricted cash	258,858	258,858	—	—
Mortgage loans held for sale	703,214	—	703,214	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	238,178	—	—	221,852
Reverse mortgage interests	452,886	—	492,765	—
Derivative instruments	112,628	—	112,628	—
Financial liabilities:
Notes payable	2,532,216	—	—	2,532,216
Unsecured senior notes	1,062,423	1,129,060	—	—
Derivative financial instruments	37,835	—	37,835	—
Nonrecourse debt - Legacy assets	101,898	—	—	103,727
Excess spread financing	255,484	—	—	255,484
Participating interest financing	415,448	—	417,650	—
	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,445	$62,445	$—	$—
Restricted cash	71,499	71,499	—	—
Mortgage loans held for sale	458,626	—	458,626	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	243,480	—	—	226,890
Derivative instruments	11,302	—	11,302	—
Financial liabilities:
Notes payable	873,179	—	—	873,179
Unsecured senior notes	280,199	282,150	—	—
Derivative financial instruments	12,370	—	12,370	—
Nonrecourse debt - Legacy assets	112,490	—	—	114,037
Excess spread financing	44,595	—	—	44,595

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

The restricted stock, net of forfeitures, is scheduled to vest over 3 years with 405,269 shares vesting in March 2013, 405,269 shares vesting in March 2014, and 406,486 shares vesting in March 2015. The weighted average grant date fair value of the restricted stock was $14.00.
The following table summarizes information about our restricted stock as of September 30, 2012 under the 2012 Plan (restricted stock in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted Stock outstanding at March 31, 2012	1,277	$14.00	2.4
Granted	6	$28.17	1.0
Forfeited	(32)
Restricted Stock outstanding at September 30, 2012	1,251
Restricted Stock unvested and expected to vest	1,223
Restricted Stock vested and payable at September 30, 2012	—
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
Total compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the three and nine months ended September 30, 2012 was $2.6 million and $10.7 million, respectively. Total compensation expense for the three and nine months ended September 30, 2011 was $1.7 million and $12.2 million, respectively. Total compensation expenses, net of forfeitures, for the predecessor plan for the three and nine months ended September 30, 2012, was $0.0 million and $4.6 million, respectively. Nationstar expects to recognize $2.5 million of compensation expense in the last three months of 2012, $5.7 million in 2013, $2.4 million in 2014, and $0.4 million in 2015.

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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $356.5 million. As of September 30, 2012, Nationstar was in compliance with all of its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2012, Nationstar was in compliance with these minimum tangible net worth requirements.

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
When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal providers, of $3.5 million and $9.7 million were included in general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, and $6.3 million and $7.8 million for the three and nine months ended September 30, 2011, respectively.
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

In 2012, Nationstar completed its acquisitions of certain MSRs related to approximately $27.2 billion of unpaid principal balance in reverse mortgage loans from financial services companies. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At September 30, 2012, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.3 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies
In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At September 30, 2012, Nationstar has estimated no liability under this agreement.

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
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended September 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$135,398	$—	$135,398	$548	$(442)	$135,504
Other fee income	6,457	(4,055)	2,402	(6)		2,396
Total fee income	141,855	(4,055)	137,800	542	(442)	137,900
Gain/(loss) on mortgage loans held for sale	—	139,259	139,259	—	—	139,259
Total revenues	141,855	135,204	277,059	542	(442)	277,159
Total expenses and impairments	95,296	56,481	151,777	3,051	—	154,828
Other income (expense):
Interest income	12,544	6,161	18,705	4,395	442	23,542
Interest expense	(53,830)	(7,738)	(61,568)	(3,447)	—	(65,015)
Gain (loss) on interest rate swaps and caps	236	—	236	(1,313)	—	(1,077)
Total other income (expense)	(41,050)	(1,577)	(42,627)	(365)	442	(42,550)
Income (loss) before taxes	$5,509	$77,146	$82,655	$(2,874)	$—	$79,781
Depreciation and amortization	$2,006	$766	$2,772	$201	$—	$2,973
Total assets	4,470,896	1,079,521	5,550,417	390,814	—	5,941,231

	Three months ended September 30, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$54,220	$—	$54,220	$519	$(1,708)	$53,031
Other fee income	3,772	3,114	6,886	774	—	7,660
Total fee income	57,992	3,114	61,106	1,293	(1,708)	60,691
Gain/(loss) on mortgage loans held for sale	—	30,352	30,352	—	(120)	30,232
Total revenues	57,992	33,466	91,458	1,293	(1,828)	90,923
Total expenses and impairments	47,874	25,890	73,764	9,550	(120)	83,194
Other income (expense):
Interest income	907	3,056	3,963	10,530	1,708	16,201
Interest expense	(14,161)	(2,989)	(17,150)	(9,226)	—	(26,376)
Fair value changes ABS securitizations	—	—	—	(654)	—	(654)
Total other income (expense)	(13,254)	67	(13,187)	650	1,708	(10,829)
Income before taxes	$(3,136)	$7,643	$4,507	$(7,607)	$—	$(3,100)
Depreciation and amortization	$525	$327	$852	$139	$—	$991
Total assets	810,157	429,661	1,239,818	764,507	—	2,004,325

	Nine months ended September 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$305,124	$—	$305,124	$1,785	$(1,363)	$305,546
Other fee income	19,728	1,665	21,393	(134)		21,259
Total fee income	324,852	1,665	326,517	1,651	(1,363)	326,805
Gain (loss) on mortgage loans held for sale	—	312,094	312,094	—	22	312,116
Total revenues	324,852	313,759	638,611	1,651	(1,341)	638,921
Total expenses and impairments	228,182	132,935	361,117	20,660	—	381,777
Other income (expense):
Interest income	22,406	14,719	37,125	14,145	1,363	52,633
Interest expense	(99,053)	(15,529)	(114,582)	(11,304)	(22)	(125,908)
Gain (loss) on interest rate swaps and caps	424	—	424	(2,126)	—	(1,702)
Total other income (expense)	(76,223)	(810)	(77,033)	715	1,341	(74,977)
Income before taxes	$20,447	$180,014	$200,461	$(18,294)	$—	$182,167
Depreciation and amortization	$4,104	$1,669	$5,773	$585	$—	$6,358
Total assets	4,470,896	1,079,521	5,550,417	390,814	—	5,941,231

	Nine months ended September 30, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$164,804	$—	$164,804	$1,257	$(5,306)	$160,755
Other fee income	10,437	10,983	21,420	2,579	—	23,999
Total fee income	175,241	10,983	186,224	3,836	(5,306)	184,754
Gain (loss) on mortgage loans held for sale	—	73,832	73,832	—	(272)	73,560
Total revenues	175,241	84,815	260,056	3,836	(5,578)	258,314
Total expenses and impairments	128,177	71,404	199,581	20,408	(272)	219,717
Other income (expense):
Interest income	2,529	8,560	11,089	34,851	5,306	51,246
Interest expense	(41,109)	(7,480)	(48,589)	(28,340)	—	(76,929)
Fair value changes - ABS securitizations	—	—	—	(6,919)	—	(6,919)
Total other income (expense)	(38,580)	1,080	(37,500)	(408)	5,306	(32,602)
Income before taxes	$8,484	$14,491	$22,975	$(16,980)	$—	$5,995
Depreciation and amortization	$1,293	$894	$2,187	$364	$—	$2,551
Total assets	810,157	429,661	1,239,818	764,507	—	2,004,325

20. Guarantor Financial Statement Information
Nationstar has $1.1 billion aggregate principal amount of unsecured senior notes which mature on various dates through October 1, 2020. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future wholly-owned domestic restricted subsidiaries with certain exceptions. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2012 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$430,497	$318	$—	$—	$430,815
Restricted cash	—	132,854	3	126,001	—	258,858
Accounts receivable, net	—	2,851,007	—	1,978	—	2,852,985
Mortgage loans held for sale	—	703,214	—	—	—	703,214
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	10,137	—	228,041	—	238,178
Participating interest in reverse mortgages	—	452,886	—	—	—	452,886
Receivables from affiliates	—	(1,605,564)	82,229	1,536,636	—	13,301
Mortgage servicing rights – fair value	—	592,692	—	—	—	592,692
Investment in subsidiaries	661,463	157,812	—	—	(819,275)	—
Mortgage servicing rights – amortized cost	—	8,036	—	—	—	8,036
Property and equipment, net	—	47,879	835	—	—	48,714
REO, net	—	1,363	—	1,830	—	3,193
Other assets	29,783	338,359	—	—	(29,783)	338,359
Total assets	$691,246	$4,121,172	$83,385	$1,894,486	$(849,058)	$5,941,231
Liabilities and shareholders’ equity
Notes payable	$—	$823,608	$—	$1,708,708	$—	$2,532,316
Unsecured senior notes	—	1,062,423	—	—	—	1,062,423
Payables and accrued liabilities	—	789,639	—	2,412	(29,783)	762,268
Payables to affiliates	—	—	—	—	—	—
Derivative financial instruments	—	30,794	—	7,041	—	37,835
Mortgage Servicing Liability	—	82,313	—	—	—	82,313
Nonrecourse debt–Legacy Assets	—	—	—	101,898	—	101,898
Excess spread financing - at fair value	—	255,484	—	—	—	255,484
Participating interest financing	—	415,448	—	—	—	415,448
Total liabilities	—	3,459,709	—	1,820,059	(29,783)	5,249,985
Total shareholders’ equity	691,246	661,463	83,385	74,427	(819,275)	691,246
Total liabilities and shareholders’ equity	$691,246	$4,121,172	$83,385	$1,894,486	$(849,058)	$5,941,231

NATIONSTAR MORTGAGE INC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$135,339	$—	$607	$(442)	$135,504
Other fee income	—	(4,672)	6,947	121	—	2,396
Total fee income	—	130,667	6,947	728	(442)	137,900
Gain on mortgage loans held for sale	—	139,259	—	—	—	139,259
Total Revenues	—	269,926	6,947	728	(442)	277,159
Expenses and impairments:
Salaries, wages and benefits	—	96,121	1,986	—	—	98,107
General and administrative	—	50,573	401	611	—	51,585
Provision for loan losses	—	—	—	1,545	—	1,545
Loss on foreclosed real estate and other	—	884	—	(2,934)	—	(2,050)
Occupancy	—	5,641	—	—	—	5,641
Total expenses and impairments	—	153,219	2,387	(778)	—	154,828
Other income (expense):
Interest income	—	18,460	—	4,640	442	23,542
Interest expense	—	(43,000)	—	(22,015)	—	(65,015)
Gain/(Loss) on interest rate swaps and caps	—	(389)	—	(688)	—	(1,077)
Gain/(loss) from subsidiaries	49,931	(11,997)	—	—	(37,934)	—
Total other income (expense)	49,931	(36,926)	—	(18,063)	(37,492)	(42,550)
Income before taxes	49,931	79,781	4,560	(16,557)	(37,934)	79,781
Income tax expense/(benefit)	(5,136)	29,850	—	—	—	24,714
Net income/(loss)	55,067	49,931	4,560	(16,557)	(37,934)	55,067
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	—	—	—
Reclassification adjustments for gain (loss) included in earnings	$—	$—	$—	$423	$—	$423
Comprehensive income / (loss)	$55,067	$49,931	$4,560	$(16,134)	$(37,934)	$55,490

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$301,363	$—	$5,546	$(1,363)	$305,546
Other fee income	—	310	20,596	353	—	21,259
Total fee income	—	301,673	20,596	5,899	(1,363)	326,805
Gain on mortgage loans held for sale	—	312,116	—	—	—	312,116
Total Revenues	—	613,789	20,596	5,899	(1,363)	638,921
Expenses and impairments:
Salaries, wages and benefits	—	231,709	6,810	—	—	238,519
General and administrative	—	119,772	1,778	5,557	—	127,107
Provision for loan losses	—	—	—	3,153	—	3,153
Loss on foreclosed real estate and other	—	1,008	—	697	—	1,705
Occupancy	—	11,293	—	—	—	11,293
Total expenses and impairments	—	363,782	8,588	9,407	—	381,777
Other income (expense):
Interest income	—	36,489	—	14,781	1,363	52,633
Interest expense	—	(89,832)	—	(36,076)	—	(125,908)
Gain/(Loss) on interest rate swaps and caps	—	(1,201)	—	(501)	—	(1,702)
Gain/(loss) from subsidiaries	114,591	(13,331)	—	—	(101,260)	—
Total other income (expense)	114,591	(67,875)	—	(21,796)	(99,897)	(74,977)
Income before taxes	114,591	182,132	12,008	(25,304)	(101,260)	182,167
Income tax expense/(benefit)	(26,937)	67,541	5	30	—	40,639
Net income/(loss)	141,528	114,591	12,003	(25,334)	(101,260)	141,528
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Reclassification adjustments for gain (loss) included in earnings	—	—	—	423	—	423
Comprehensive income / (loss)	$141,528	$114,591	$12,003	$(25,334)	$(101,260)	$141,528

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$141,528	$114,591	$12,003	$(25,334)	$(101,260)	$141,528
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(114,591)	13,331	—	—	101,260	—
Share-based compensation	—	10,665	—	—	—	10,665
Gain on mortgage loans held for sale	—	(312,116)	—	—	—	(312,116)
Provision for loan losses	—	—	—	3,153	—	3,153
Loss on foreclosed real estate and other	—	1,008	—	697	—	1,705
Loss on equity method investments	—	1,327	—	—	—	1,327
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	1,201	—	501	—	1,702
Fair value changes in excess spread financing	—	5,050	—	—	—	5,050
Depreciation and amortization	—	6,315	43	—	—	6,358
Change in fair value of mortgage servicing rights	—	42,810	—	—	—	42,810
Accretion of mortgage servicing liability	—	(3,276)	—	—	—	(3,276)
Amortization of debt discount	—	16,387	—	1,714	—	18,101
Amortization of premiums/(discounts)	—	(125)	—	(3,877)	—	(4,002)
Mortgage loans originated and purchased, net of fees	—	(4,814,018)	—	—	—	(4,814,018)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	—	4,761,946	—	7,371	—	4,769,317
Changes in assets and liabilities:
Accounts receivable	—	(546,934)	7	278,533	—	(268,394)
Receivables from/(payables to) affiliates	—	1,626,650	(11,979)	(1,614,018)	—	653
Reverse funded advances due to securitization	—	(317,272)	—	—	—	(317,272)
Other assets	(29,783)	(135,107)	—	—	29,783	(135,107)
Accounts payable and accrued liabilities	2,846	259,694	—	(832)	(29,783)	231,925
Net cash provided by/(used in) operating activities	—	732,127	74	(1,352,092)	—	(619,891)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(20,699)	—	—	—	(20,699)
Cash Proceeds from assumption of reverse mortgage servicing obligations, net	—	(31,169)	—	—	—	(31,169)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(2,024,019)	—	—	—	(2,024,019)
Repurchases of REO from Ginnie Mae	—	(6,856)	—	—	—	(6,856)
Proceeds from sales of REO	—	4,485	—	3,949	—	8,434
Net cash provided by/(used in) investing activities	—	(2,078,258)	—	3,949	—	(2,074,309)
Financing activities:
Issuance of Senior Unsecured Notes	—	781,196	—	—	—	781,196
Transfers to/from restricted cash	—	(83,674)	—	(103,685)	—	(187,359)
Issuance of common stock, net of IPO issuance costs	246,700	—	—	—	—	246,700
Issuance of participating interest financing	—	416,303	—	—	—	416,303
Issuance of excess spread financing	—	215,570	—	—	—	215,570
Increase (decrease) in notes payable, net	—	195,003	—	1,464,134	—	1,659,137
Repayment of nonrecourse debt–Legacy assets	—	—	—	(12,306)	—	(12,306)
Repayment of excess servicing spread financing	—	(12,981)	—	—	—	(12,981)
Distribution to subsidiaries	(246,700)	—	—	—	246,700	—
Contributions of parent	—	246,700	—	—	(246,700)	—
Debt financing costs	—	(43,690)	—	—	—	(43,690)
Net cash provided by/(used in) financing activities	—	1,714,427	—	1,348,143	—	3,062,570
Net increase/(decrease) in cash	—	368,296	74	—	—	368,370
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$430,497	$318	$—	$—	$430,815

NATIONSTAR MORTGAGE LLC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$62,201	$244	$—	$—	$62,445
Restricted cash	49,180	3	22,316	—	71,499
Accounts receivable, net	281,782	7	280,511	—	562,300
Mortgage loans held for sale	458,626	—	—	—	458,626
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	5,984	—	237,496	—	243,480
Receivables from affiliates	41,961	70,541	—	(107,893)	4,609
Mortgage servicing rights – fair value	251,050	—	—	—	251,050
Investment in subsidiaries	140,880	—	—	(140,880)	—
Property and equipment, net	23,238	835	—	—	24,073
REO, net	—	—	3,668	—	3,668
Other assets	106,181	—	—	—	106,181
Total assets	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931
Liabilities and members’ equity
Notes payable	$628,605	$—	$244,574	$—	$873,179
Unsecured senior notes	280,199	—	—	—	280,199
Payables and accrued liabilities	180,545	—	3,244	—	183,789
Payables to affiliates	—	—	107,893	(107,893)	—
Derivative financial instruments	5,830	—	6,540	—	12,370
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	—	—	—
Nonrecourse debt–Legacy Assets	—	—	112,490	—	112,490
Excess spread financing – fair value	44,595	—	—	—	44,595
ABS nonrecourse – fair value	—	—	—	—	—
Total liabilities	1,139,774	—	474,741	(107,893)	1,506,622
Total members’ equity	281,309	71,630	69,250	(140,880)	281,309
Total liabilities and members’ equity	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (IN THOUSANDS)
	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$50,983	$(106)	$3,862	$(1,708)	$53,031
Other fee income	3,517	3,882	261	—	7,660
Total fee income	54,500	3,776	4,123	(1,708)	60,691
Gain on mortgage loans held for sale	30,232	—	—	—	30,232
Total Revenues	84,732	3,776	4,123	(1,708)	90,923
Expenses and impairments:
Salaries, wages and benefits	49,989	915	—	—	50,904
General and administrative	20,585	871	3,941	—	25,397
Provision for loan losses	1,281	—	(404)	—	877
Loss on foreclosed real estate	1,234	—	1,324	—	2,558
Occupancy	3,419	39	—	—	3,458
Total expenses and impairments	76,508	1,825	4,861	—	83,194
Other income / (expense):
Interest income	2,871	5	11,617	1,708	16,201
Interest expense	(14,686)	—	(11,690)	—	(26,376)
Fair value changes in ABS securitizations	—	—	(553)	(101)	(654)
Gain / (loss) from subsidiaries	592	—	—	(592)	—
Total other income / (expense)	(11,223)	5	(626)	1,015	(10,829)
Net income / (loss)	(2,999)	1,956	(1,364)	(693)	(3,100)
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	—	—
Comprehensive income / (loss)	$(2,999)	$1,956	$(1,364)	$(693)	$(3,100)

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$162,741	$(542)	$3,862	$(5,306)	$160,755
Other fee income	11,647	11,411	941	—	23,999
Total fee income	174,388	10,869	4,803	(5,306)	184,754
Gain on mortgage loans held for sale	73,560	—	—	—	73,560
Total Revenues	247,948	10,869	4,803	(5,306)	258,314
Expenses and impairments:
Salaries, wages and benefits	143,646	2,553	—	—	146,199
General and administrative	50,054	2,705	3,948	—	56,707
Provision for loan losses	2,005	—	—	—	2,005
Loss on foreclosed real estate	1,436	—	5,468	—	6,904
Occupancy	7,765	137	—	—	7,902
Total expenses and impairments	204,906	5,395	9,416	—	219,717
Other income / (expense):
Interest income	11,070	—	34,870	5,306	51,246
Interest expense	(41,411)	—	(35,518)	—	(76,929)
Fair value changes in ABS securitizations	—	—	(6,935)	16	(6,919)
Gain / (loss) from subsidiaries	(6,722)	—	—	6,722	—
Total other income / (expense)	(37,063)	—	(7,583)	12,044	(32,602)
Net income / (loss)	$5,979	$5,474	$(12,196)	$6,738	$5,995
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	(1,071)	—	(1,071)
Comprehensive income / (loss)	$5,979	$5,474	$(13,267)	$6,738	$4,924

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$5,979	$5,474	$(12,196)	$6,738	$5,995
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss on equity method investments	971				971
Share-based compensation	12,201	—	—	—	12,201
Gain on mortgage loans held for sale	(73,560)	—	—	—	(73,560)
Provision for loan losses	2,005	—	—	—	2,005
Loss on foreclosed real estate and other	1,436	—	5,468	—	6,904
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	—	(2,032)	—	(2,032)
Fair value changes in ABS securitizations	—	—	6,935	(16)	6,919
Loss from subsidiaries	6,722	—	—	(6,722)	—
Depreciation and amortization	2,551	—	—	—	2,551
Change in fair value of mortgage servicing rights	30,757	—	—	—	30,757
Amortization of debt discount	6,667	—	3,657	—	10,324
Amortization of premiums/(discounts)	—	—	(4,001)	—	(4,001)
Mortgage loans originated and purchased, net of fees	(2,285,558)	—	—	—	(2,285,558)
Cost of loans sold, net of fees	2,287,430	—	—	—	2,287,430
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	37,620	—	9,757	—	47,377
Changes in assets and liabilities:
Accounts receivable	(35,366)	(5)	316	—	(35,055)
Receivables from/(payables to) affiliates	(24,356)	(5,031)	32,298	—	2,911
Other assets	(2,037)	—	—	—	(2,037)
Accounts payable and accrued liabilities	36,053	—	(213)	—	35,840
Net cash provided by/(used) in operating activities	9,515	438	39,989	—	49,942

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	29,395	—	29,395
Property and equipment additions, net of disposals	(15,147)	—	—	—	(15,147)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Purchase of mortgage servicing rights	(40,305)	—	—	—	(40,305)
Proceeds from sales of REO	—	—	22,897	—	22,897
Net cash provided by/(used) in investing activities	(62,052)	—	52,292	—	(9,760)
Financing activities:
Transfers to/from restricted cash	4,972	(3)	13,343	—	18,312
Decrease in notes payable, net	62,237	—	(33,212)	—	29,025
Repayment of nonrecourse debt–Legacy assets	—	—	(26,119)	—	(26,119)
Repayment of ABS nonrecourse debt	—	—	(47,175)	—	(47,175)
Debt financing costs	(2,734)	—	—	—	(2,734)
Distribution to parent	(3,900)	—	—	—	(3,900)
Tax related share-based settlement of units by members	(4,809)	—	—	—	(4,809)
Net cash provided by/(used) in financing activities	55,766	(3)	(93,163)	—	(37,400)
Net increase/(decrease) in cash	3,229	435	(882)	—	2,782
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223
Cash and cash equivalents at end of period	$24,133	$754	$(882)	$—	$24,005

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
Additionally, in January 2011, Nationstar entered into three agreements to act as the loan subservicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the nine months ended September 30, 2012 and 2011, Nationstar recognized revenue of $7.5 million and $7.4 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the three months ended September 30, 2012 and 2011, Nationstar recognized revenue of $2.4 million and $2.5 million , respectively, in additional servicing and other performance incentive fees related to these portfolios. At September 30, 2012 and December 31, 2011, Nationstar had an outstanding receivable from Springleaf of $0.5 million and $0.6 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.0 billion and $1.1 billion, as of September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, Nationstar received servicing fees and other performance incentive fees of $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2012 and 2011, Nationstar received servicing fees and other performance incentive fees of $3.9 million and $4.4 million, respectively.
Additionally, from December 2011 through September 2012, Nationstar entered into several agreements with Newcastle, where Nationstar sold to Newcastle the right to receive approximately 65% of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar will retain all ancillary income associated with servicing such MSRs and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the portfolio. Newcastle will not have prior or ongoing obligations associated with this MSR portfolio. Furthermore, should Nationstar refinance any loan in such portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolio. The new or replacement loan will be governed by the same terms set forth in the agreement described above.
The fair value on the outstanding liability related to these agreements was $255.5 million at September 30, 2012.
22. Related Party Disclosure
In March 2011, Nationstar entered into a limited partnership agreement with ANC. ANC is the parent company of NREIS, which through the ANC partnership Nationstar holds a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provides title agency settlement or valuation services for loan originations and default management. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. Nationstar disbursed servicing-related advances of $4.6 million and $1.6 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Nationstar disbursed servicing-related advances of $12.4 million and $1.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Additionally, during May 2012, Nationstar advanced NREIS $2.0 million for future services. These amounts are recorded in accounts receivable in our financial statements.
23. Subsequent Events
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
On October 23, 2012, an auction was conducted for the related Mortgage Servicing Assets. During the auction, Nationstar did not secure the highest bid. The results of the auction are subject to Bankruptcy Court approval which is scheduled to be heard by the Bankruptcy Court on November 19, 2012. Because Nationstar was originally approved by the Bankruptcy Court as the stalking-horse bidder, if the Agreement is terminated as a result of the Bankruptcy Court's approval of the highest bid in the auction, ResCap will be required to pay Nationstar a $24 million break-up fee in cash (a portion of which will be payable to Newcastle). Under the terms of the Agreement, as the back-up bidder, Nationstar is required to hold open its bid until the earlier of (a) the Bankruptcy Court's approval of the successful bid or (b) 30 calendar days following the auction. If the highest bidder is not approved by the Bankruptcy Court, or is unable to complete the transaction during this time period, Nationstar would be required to purchase the Mortgage Servicing Assets for approximately $2.9 billion (Nationstar's final bid) as required pursuant to the auction terms.

Amendment of 2011-1 agency advance financing facility
In October 2012, Nationstar amended the 2011-1 Agency Advance Financing Facility. This facility has the capacity to borrow up to $600 million and the interest rate is based on LIBOR plus a spread ranging from 2.5% to 6.50% depending upon class of the note. The maturity date of this facility is October 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In conjunction with the completion of Nationstar Mortgage Holdings Inc.'s initial public offering, Nationstar Mortgage LLC became a wholly-owned indirect subsidiary of Nationstar Mortgage Holdings Inc. Nationstar Mortgage Holdings Inc. was formed as a Delaware corporation for the purpose of reorganizing the structure of FIF HE Holdings LLC (FIF) and Nationstar Mortgage LLC so that the common stock issuer was a corporation rather than a limited liability company. Investors in FIF exchanged their membership units for shares in Nationstar Mortgage Holdings Inc. Because Nationstar Mortgage Holdings Inc. had no operations prior to the reorganization and initial public offering, Nationstar Mortgage LLC is the predecessor company. The following discussion and analysis relates to the operations of Nationstar Mortgage Holdings Inc. and its consolidated subsidiaries. The terms “we,” “us”, or “our” refer to the business of Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) or its predecessor Nationstar Mortgage LLC (Nationstar) as appropriate.
General
Our Business
We are one of the largest high touch non-bank residential mortgage servicers in the United States with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 78.2% annually on a compounded basis. As of September 30, 2012, we serviced over 1.1 million residential mortgage loans with an aggregate UPB of $197.6 billion. Our total servicing portfolio as of September 30, 2012 includes approximately $27.3 billion of servicing related to reverse residential mortgage loans which were acquired in January 2012 and June 2012. We currently outsource the servicing of our reverse residential mortgage loan portfolio to several servicing counterparties. Additionally, we made an acquisition of forward MSRs in September 2012 related to UPB of approximately $6.1 billion. This acquisition was boarded in October 2012.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing,” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of September 30, 2012, our primary servicing and subservicing, represented 62.3% and 23.9%, respectively of our total servicing portfolio, with 13.8% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate or have investments in several adjacent businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.
In June 2012, we closed an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC (collectively Aurora). Under the Asset Purchase Agreement, we purchased MSRs to approximately 300,000 residential mortgage loans with a total unpaid principal balance of over $63 billion, $1.7 billion of servicing advance receivables, and certain other assets. The composition of the acquired MSR portfolio is approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. We also assumed certain liabilities.
In January 2012, we acquired the mortgage servicing rights related to a portfolio of reverse residential mortgage loans with an unpaid principal balance of approximately $7.9 billion. In June 2012, we completed two additional acquisitions of MSRs related to reverse mortgages. These acquisitions totaled approximately $19.4 billion in unpaid principal balance. Reverse mortgages provide seniors (62 years and older) with a loan secured by their home. The majority of reverse mortgages are secured by the Federal Housing Administration (FHA) and are referred to as “HECMs” or Home Equity Conversion Mortgages. Like a typical home equity loan, reverse mortgages are designed to enable seniors to borrow against the value of their home. Unlike a typical home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home and the amount of the loan is dependent on the appraised value of the home at the time of origination, the interest rate on the loan and the borrower's age. Reverse mortgages may be either fully funded (fixed rate loan) or can provide for a line of credit that can be drawn periodically (adjustable rate “ARM” loan).
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

We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a nonrecourse loan. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the variable interest entities' (VIE) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to new consolidation accounting guidance related to VIEs adopted on January 1, 2010. In December 2011, we sold our remaining variable interest in a securitization trust and deconsolidated the VIE.
The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.
Our internet address is www.nationstarholdings.com. Through this internet website (under the “Investor Relations / Financial Information” link), we make available, free of charge, our reports that are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information contained on or available through this website is not incorporated by reference herein.
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

Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	September 30, 2012	December 31, 2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$430,815	$62,445
Accounts receivable	2,852,985	562,300
Mortgage servicing rights (at fair value)	592,692	251,050
Total assets	5,941,231	1,787,931
Notes payable	2,532,316	873,179
Unsecured senior notes	1,062,423	280,199
Nonrecourse debt-legacy assets	101,898	112,490
Excess spread financing (at fair value)	255,484	44,595
Total liabilities	5,249,985	1,506,622
Total equity	691,246	281,309

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Total revenues	$277,159	$90,923	$638,921	$258,314
Total expenses and impairments	154,828	83,194	381,777	219,717
Total other expense	(42,550)	(10,829)	(74,977)	(32,602)
Income (loss) before taxes	79,781	(3,100)	182,167	5,995
Total income tax expense	24,714	—	40,639	—
Net income (loss)	55,067	(3,100)	141,528	5,995
Reclassification adjustment for gain (loss) included in earnings	423	—	423	—
Change in value of designated cash flow hedges	—	—	(423)	(1,071)
Comprehensive income (loss)	$55,490	$(3,100)	$141,528	$4,924

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(263,266)	$(66,155)	$(619,891)	$49,942
Investing activities	(105,656)	(28,382)	(2,074,309)	(9,760)
Financing activities	783,845	116,010	3,062,570	(37,400)
Adjusted EBITDA(1) (non-GAAP measure)	123,035	32,996	301,479	88,661
Operating Segments:
Interest expense from unsecured senior notes	17,656	7,543	39,714	22,622
Change in fair value of mortgage servicing rights	22,430	19,035	42,810	30,757
Depreciation and amortization	2,772	852	5,773	2,187
Share-based compensation	2,623	1,676	11,371	12,152

(1)
Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments' income, and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes, exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the accounting guidance eliminating the concept of a QSPE.

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

	For the three months ended September 30,		For the nine months ended September 30,
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2012	2011	2012	2011
Net income (loss)	$55,067	$(3,100)	$141,528	$5,995
Plus:
Net loss from Legacy Portfolio and Other	2,874	7,607	18,294	16,980
Income tax expense	24,714	—	40,639	—
Income from Operating Segments	82,655	4,507	200,461	22,975
Adjust for:
Interest expense from unsecured senior notes	17,656	7,543	39,714	22,622
Depreciation and amortization	2,772	852	5,773	2,187
Change in fair value of mortgage servicing rights	22,430	19,035	42,810	30,757
Amortization of mortgage servicing rights/obligations - at amortized cost	(2,652)	—	(3,276)	—
Share-based compensation	2,623	1,676	11,371	12,152
Fair value changes on excess spread financing	(2,213)	—	5,050	—
Fair value changes in derivatives	(236)	—	(424)	—
Ineffective portion of cash flow hedge	—	(617)	—	(2,032)
Adjusted EBITDA	$123,035	$32,996	$301,479	$88,661

Recent Developments
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

On October 23, 2012, an auction was conducted for the related Mortgage Servicing Assets. During the auction, Nationstar did not secure the highest bid. The results of the auction are subject to Bankruptcy Court approval which is scheduled to be heard by the Bankruptcy Court on November 19, 2012. Because Nationstar was originally approved by the Bankruptcy Court as the stalking-horse bidder, if the Agreement is terminated as a result of the Bankruptcy Court's approval of the highest bid in the auction, ResCap will be required to pay Nationstar a $24 million break-up fee in cash (a portion of which will be payable to Newcastle). Under the terms of the Agreement, as the back-up bidder, Nationstar is required to hold open its bid until the earlier of (a) the Bankruptcy Court's approval of the successful bid or (b) 30 calendar days following the auction. If the highest bidder is not approved by the Bankruptcy Court, or is unable to complete the transaction during this time period, Nationstar would be required to purchase the Mortgage Servicing Assets as required pursuant to the auction terms.

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
Comparison of Consolidated Results for the Three Months Ended September 30, 2012 and 2011
Revenues increased $186.3 million to $277.2 million for the three months ended September 30, 2012 from $90.9 million for the three months ended September 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $160.3 billion for the three months ended September 30, 2012, compared to $83.7 billion for the three months ended September 30, 2011 and an increase in loss mitigation and performance based incentive fees combined with fees earned from our reverse mortgage portfolio, which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $910.1 million, or 100.3%, increase in the amount of loans originated during the 2012 period compared to the 2011 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding mortgage loan commitments.
Expenses and impairments increased $71.6 million to $154.8 million for the three months ended September 30, 2012 from $83.2 million for the three months ended September 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $31.8 million to $42.6 million for the three months ended September 30, 2012 from $10.8 million for the three months ended September 30, 2011, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the three months ended September 30, 2012, we incurred tax expense of $24.7 million, with no corresponding tax expense during the comparable 2011 period. During March 2012, we became a taxable entity in conjunction with our initial public offering.
Comparison of Consolidated Results for the Nine Months Ended September 30, 2012 and 2011
Revenues increased $380.6 million to $638.9 million for the nine months ended September 30, 2012 from $258.3 million for the nine months ended September 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $117.4 billion for the nine months ended September 30, 2012, compared to $71.9 billion for the nine months ended September 30, 2011 and an increase in loss mitigation and performance based incentive fees combined with fees earned from our reverse mortgage portfolio, which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $2,528.5 million, or 110.6%, increase in the amount of loans originated during the 2012 period compared to the 2011 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding mortgage loan commitments.
Expenses and impairments increased $162.1 million to $381.8 million for the nine months ended September 30, 2012 from $219.7 million for the nine months ended September 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $42.4 million to $75.0 million for the nine months ended September 30, 2012 from $32.6 million for the nine months ended September 30, 2011, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the nine months ended September 30, 2012, we incurred tax expense of $40.6 million, with no corresponding expense during the comparable 2011 period. During March 2012, we became a taxable entity in conjunction with our initial public offering.

Segment Results
Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans originated mostly from April to July 2007 or acquired, and VIEs which were consolidated pursuant to the adoption of consolidation guidance related to VIEs. As of September 30, 2012, we had no consolidated VIEs.
The accounting policies of each reportable segment are the same as those of the consolidated financial statements except for (i) expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting and (ii) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of the services performed, including total revenue contributions, personnel headcount, and the equity invested in each segment. Revenues generated on inter-segment services performed are valued based on similar serviced provided to external parties.

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $27.3 billion in reverse residential mortgage loans which we acquired in 2012. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default.
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	September 30, 2012	September 30, 2011
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$10,751	$10,621
Government-sponsored enterprises	92,695	62,085
Non-Agency securitizations	55,453	19,821
Total boarded forward servicing portfolio	158,899	92,527
Acquired Servicing Rights owned - serviced by others	5,226	—
Acquired Servicing Rights owned - serviced by predecessor	6,134	10,189
Total forward servicing portfolio	170,259	102,716
Reverse mortgage servicing	27,313	—
Total servicing portfolio unpaid principal balance	$197,572	$102,716

The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Nine months ended September 30,	2012 (1)	2011
($ in millions, except for average loan amount)
Loan count-servicing	879,058	550,283
Ending unpaid principal balance	$158,899	$92,527
Average unpaid principal balance	$117,405	$78,351
Average loan amount	$180,761	$168,144
Average coupon	5.36%	5.46%
Average FICO	669	667
60+ delinquent (% of loans) (2)	13.7%	14.7%
Total prepayment speed (12 month constant pre-payment rate)	15.6%	12.5%

(1)
2012 characteristics and key performance metrics of our servicing portfolio exclude approximately $6.1 billion and approximately 33,000 units of forward residential mortgage loans acquired. These loans were boarded in October 2012 and have been excluded from our key performance metrics above. Additionally, these characteristics and key performance metrics exclude forward residential mortgage servicing rights serviced by others.

(2)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the nine months ended September 30, 2012.

Nine months ended September 30,	2012
($ in millions, except for average loan amount)
Loan count	166,015
Ending unpaid principal balance	$27,313
Average loan amount	$164,004
Average coupon	3.02%
Average borrower age	76

Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Servicing fee income	$113,154	$51,837	$255,847	$145,237
Loss mitigation and performance-based incentive fees	5,787	4,713	20,741	8,896
Modification fees	17,186	10,485	31,718	23,485
Late fees and other ancillary charges	8,048	5,860	22,342	17,981
Reverse mortgage fees	8,303	—	18,446	—
Other servicing fee related revenues	485	360	614	(37)
Total servicing fee income before MSR fair value adjustments	152,963	73,255	349,708	195,562
Fair value adjustments on excess spread financing	2,213	—	(5,050)	—
Reverse mortgage servicing amortization/accretion	2,652	—	3,276	—
MSR fair value adjustments	(22,430)	(19,035)	(42,810)	(30,757)
Total servicing fee income	$135,398	$54,220	$305,124	$164,805

The following tables provide servicing fee income and UPB by primary servicing, subservicing and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Primary servicing	$113,204	$39,154	$234,554	$112,235
Subservicing	31,456	34,101	96,708	83,327
Reverse servicing	8,303	—	18,446	—
Total servicing fee income before MSR fair value adjustments	$152,963	$73,255	$349,708	$195,562

	September 30, 2012	September 30, 2011
UPB (in millions)
Primary servicing	$123,132	$36,527
Subservicing	47,127	56,000
Reverse servicing	27,313	—
Total unpaid principal balance	$197,572	$92,527

Servicing Segment for the Three Months Ended September 30, 2012 and 2011
Service Fee Income
Servicing fee income was $135.4 million for the three months ended September 30, 2012 compared to $54.2 million for the three months ended September 30, 2011, an increase of $81.2 million, or 149.8%, primarily due to the net effect of the following:

•
Increase of $61.4 million due to higher average UPB on our forward servicing portfolio, which increased to $160.3 billion in the 2012 period compared to $83.7 billion in the comparable 2011 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $82.8 billion in the 2012 period compared to $56.4 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $36.4 billion in the three months ended September 30, 2012 compared to $13.3 billion in the comparable 2011 period.

•	Increase of $1.1 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $6.7 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $2.1 million from increased collections from late fees and other ancillary charges.

•	Increase of $8.3 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•
Decrease of $3.4 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state attorneys general. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Increase of $2.2 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive 65% of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $6.5 million for the three months ended September 30, 2012 compared to $3.8 million for the three months ended September 30, 2011, an increase of $2.7 million, or 71.1%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.

The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	For the three months ended September 30,
	2012	2011
Primary servicing	$430	$1,002
Subservicing	16	726
Adjacent businesses	6,011	2,044
Total other fee income	$6,457	$3,772
Expenses and Impairments
Expenses and impairments were $95.3 million for the three months ended September 30, 2012 compared to $47.9 million the three months ended September 30, 2011, an increase of $47.4 million, or 99.0%, primarily due to the increase of $25.0 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,607 in the 2011 period to 2,342 in the 2012 period and an increase of $19.6 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	For the three months ended September 30,
	2012	2011
Primary servicing	$43,206	$18,507
Subservicing	31,124	24,616
Reverse servicing	8,902	—
Adjacent businesses	8,489	2,717
Other Servicing Segment expenses	3,575	2,034
Total expenses and impairments	$95,296	$47,874
Other Servicing Segment expenses primarily includes share-based compensation expenses.
Other Income (Expense)
Total other expense was $41.1 million for the three months ended September 30, 2012 compared to $13.3 million for the three months ended September 30, 2011, an increase in expense, net of income, of $27.8 million, or 209.0%, primarily due to the net effect of the following:

•
Interest income was $12.5 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011, an increase of $11.5 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $13.4 million, with no respective interest amounts earned in the comparable 2011 period.

•
Interest expense was $53.8 million for the three months ended September 30, 2012 compared to $14.2 million for the three ended September 30, 2011, an increase of $39.6 million, or 278.9%, primarily due to higher average outstanding debt of $2,658.3 million for the three months ended September 30, 2012 compared to $620.5 million in the comparable 2011 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $15.7 million and $7.5 million, for the three months ended September 30, 2012 and 2011, respectively. Interest expense for the three months ended September 30, 2011 also includes gains for the ineffective portion of a cash flow hedge of $0.6 million, with no respective amounts for the 2012 period.

Servicing Segment for the Nine Months Ended September 30, 2012 and 2011
Servicing Fee Income
Servicing fee income was $305.1 million for the nine months ended September 30, 2012 compared to $164.8 million for the nine months ended September 30, 2011, an increase of $140.3 million, or 85.1%, primarily due to the net effect of the following:

•
Increase of $110.6 million due to higher average UPB on our forward servicing portfolio, which increased to $117.4 billion in the 2012 period compared to $71.9 billion in the comparable 2011 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors of $81.2 billion in the 2012 period compared to $57.1 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $37.2 billion in the nine months ended September 30, 2012 compared to $13.5 billion in the comparable 2011 period.

•	Increase of $11.8 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $8.2 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $4.3 million from higher collections from late fees and other ancillary charges.

•	Increase of $18.4 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•
Decrease of $12.0 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state attorneys general. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $5.1 million from change in fair value of our excess spread financing arrangement. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive 65% of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $19.7 million for the nine months ended September 30, 2012 compared to $10.4 million for the nine months ended September 30, 2011, an increase of $9.3 million, or 89.4%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.
The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	For the nine months ended September 30,
	2012	2011
Primary servicing	$3,711	$3,154
Subservicing	2,339	1,895
Adjacent businesses	13,678	5,387
Total other fee income	$19,728	$10,436
Expenses and Impairments
Expenses and impairments were $228.2 million for the nine months ended September 30, 2012 compared to $128.2 million the nine months ended September 30, 2011, an increase of $100.0 million, or 78.0%, primarily due to the increase of $42.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,441 in the 2011 period to 2,246 in the 2012 period and an increase of $53.7 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	For the nine months ended September 30,
	2012	2011
Primary servicing	$97,444	$51,167
Subservicing	87,445	58,593
Reverse servicing	17,965	—
Adjacent businesses	13,354	6,224
Other Servicing Segment expenses	11,974	12,193
Total expenses and impairments	$228,182	$128,177
Other servicing segment expense primarily includes share-based compensation expense.
Other Income (Expense)
Total other expense was $76.2 million for the nine months ended September 30, 2012 compared to $38.6 million for the nine months ended September 30, 2011, an increase in expense, net of income, of $37.6 million, or 97.4%, primarily due to the net effect of the following:

•
Interest income was $22.4 million for the nine months ended September 30, 2012 compared to $2.5 million for the nine months ended September 30, 2011, an increase of $19.9 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $23.3 million, with no respective interest amounts earned in the comparable 2011 period.

•
Interest expense was $90.1 million for the nine months ended September 30, 2012 compared to $41.1 million for the nine ended September 30, 2011, an increase of $49.0 million, or 119.2%, primarily due to higher average outstanding debt of $1,515.1 million for the nine months ended September 30, 2012 compared to $618.2 million in the comparable 2011 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $37.8 million and $22.5 million, respectively, for the nine months ended September 30, 2012 and 2011. Interest expense for September 30, 2011 also includes gains for the ineffective portion of a cash flow hedge of $2.0 million, with no respective amounts for the 2012 period.

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

	For the three months ended September 30,		For the nine months ended September 30,
Originations Volume (in millions)	2012	2011	2012	2011
Retail	$977.0	$590.3	$2,861.7	$1,505.9
Wholesale	840.7	317.2	1,952.3	779.7
Total Originations	$1,817.7	$907.5	$4,814.0	$2,285.6
Originations Segment for the Three Months Ended September 30, 2012 and 2011
Originations Revenue
Total revenues were $135.2 million for the three months ended September 30, 2012 compared to $33.5 million for the three months ended September 30, 2011, an increase of $101.7 million, or 303.6%, primarily due to the net effect of the following:

•
Other fee income was ($4.1) million for the three months ended September 30, 2012 compared to $3.1 million for the three months ended September 30, 2011, a decrease of $7.2 million, or 232.3%, primarily due to an increase in net points and fees collected of $3.7 million offset by an increase in broker fees paid of $10.4 million.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended September 30,
	2012	2011
Gain on sale	$94,437	$16,270
Provision for repurchases	(3,352)	(778)
Capitalized servicing rights	13,450	7,762
Fair value mark-to-market adjustments	(6,455)	6,161
Mark-to-market on derivatives/hedges	41,179	937
Total gain on mortgage loans held for sale	$139,259	$30,352

Gain on mortgage loans held for sale was $139.3 million for the three months ended September 30, 2012, compared to $30.4 million for the three months ended September 30, 2011, an increase of $108.9 million, or 358.2%, primarily due to the net effect of the following:

•
Increase of $78.1 million from larger volume of originations, which increased to $1.8 billion in 2012 from $0.9 billion in 2011, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $5.7 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $40.3 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $12.7 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $2.6 million from a larger provision for repurchases as a result of the increase in our loan sale volume.
Expenses and Impairments
Expenses and impairments were $56.5 million for the three months ended September 30, 2012 compared to $25.9 million for the three months ended September 30, 2011, an increase of $30.6 million, or 118.1%, primarily due to the net effect of the following:

•
Increase of $22.6 million in salaries, wages and benefits expense from increase in average headcount of 1,181 in 2012 from 799 in 2011 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $8.0 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.
Other Income and Expenses
Total other income (expense) was ($1.6) million for the three months ended September 30, 2012 compared to $0.0 million for the three months ended September 30, 2011, an increase in expense, net of income, of $1.6 million primarily due to the net effect of the following:

•
Interest income was $6.2 million for the three months ended September 30, 2012 compared to $3.1 million for the three months ended September 30, 2011, an increase of $3.1 million, or 100.0%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $7.7 million for the three months ended September 30, 2012 compared to $3.0 million for the three months ended September 30, 2011, an increase of $4.7 million, or 156.7%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $0.6 million in additional amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

Originations Segment for the Nine Months Ended September 30, 2012 and 2011
Originations Revenue
Total revenues were $313.8 million for the nine months ended September 30, 2012 compared to $84.8 million for the nine months ended September 30, 2011, an increase of $229.0 million, or 270.0%, primarily due to the net effect of the following:

Other fee income was $1.7 million for the nine months ended September 30, 2012 compared to $11.0 million for the nine months ended September 30, 2011, a decrease of $9.3 million, or 84.5%, primarily due to a decrease in net points and fees collected as a result of an increase in fees paid to third party mortgage brokers. Our wholesale originations business operates largely through third-party mortgage brokers. For the nine months ended September 30, 2012, wholesale consisted of 40.6% of our total origination volume, compared to 34.1% for the comparable 2011 period.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the nine months ended September 30,
	2012	2011
Gain on sale	$186,933	$42,260
Provision for repurchases	(9,134)	(2,978)
Capitalized servicing rights	37,578	25,748
Fair value mark-to-market adjustments	18,838	9,292
Mark-to-market on derivatives/hedges	77,879	(490)
Total gain on mortgage loans held for sale	$312,094	$73,832

Gain on mortgage loans held for sale was $312.1 million for the nine months ended September 30, 2012, compared to $73.8 million for the nine months ended September 30, 2011, an increase of $238.3 million, or 322.9%, primarily due to the net effect of the following:

•
Increase of $144.6 million from larger volume of originations, which increased to $4.8 billion 2012 from $2.3 billion in 2011, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $11.9 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $9.5 million resulting from the change in fair value on newly-originated loans.

•	Increase of $78.4 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $6.1 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.
Expenses and Impairments
Expenses and impairments were $132.9 million for the nine months ended September 30, 2012 compared to $71.4 million for the nine months ended September 30, 2011, an increase of $61.5 million, or 86.1%, primarily due to the net effect of the following:

•
Increase of $45.5 million in salaries, wages and benefits expense from increase in average headcount of 997 in 2012 from 752 in 2011 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $16.0 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.
Other Income and Expenses
Total other income (expense) was ($0.8) million for the nine months ended September 30, 2012 compared to $1.1 million for the nine months ended September 30, 2011, an increase in expense, net of income, of $1.9 million, or 172.7% primarily due to the net effect of the following:

•
Interest income was $14.7 million for the nine months ended September 30, 2012 compared to $8.6 million for the nine months ended September 30, 2011, an increase of $6.1 million, or 70.9%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $15.5 million for the nine months ended September 30, 2012 compared to $7.5 million for the nine months ended September 30, 2011, an increase of $8.0 million, or 106.7%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized an additional $1.7 million in amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

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

	September 30,
	2012	2011 (1)
Performing – UPB	$278,367	$982,510
Nonperforming (90+ Delinquency) - UPB	83,107	295,082
REO - Estimated Fair Value	3,193	15,411
Total Legacy Portfolio and Other – UPB	$364,667	$1,293,003

(1)	Amounts include one previously off-balance sheet securitization which was consolidated upon adoption of ASC 810, Consolidation, related to consolidation of certain VIEs.
Legacy Portfolio and Other for the Three Months Ended September 30, 2012 and 2011
Total revenues were $0.5 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011, a decrease of $0.8 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.
Total expenses and impairments were $3.1 million for the three months ended September 30, 2012 compared to $9.6 million for the three months ended September 30, 2011, a decrease of $6.5 million, or 67.7%. This change was primarily related REO that was deconsolidated in December 2011 on the previously consolidated VIE.
Interest income, net of interest expense, decreased to $1.0 million for the three months ended September 30, 2012 as compared to $1.3 million for the three months ended September 30, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of December 31, 2011.
Fair value changes in ABS securitizations were ($0.7) million for the three months ended September 30, 2011, with no related charges for the 2012 period due to the ABS nonrecourse debt and related mortgage loans held for investment and related REO that was deconsolidated in December 2011 on the previously consolidated VIE.
In addition, we recorded a charge to loss on interest rate swaps and caps of $1.3 million for the three months ended September 30, 2012, with no corresponding charge taken during the comparable 2011 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.
Legacy Portfolio and Other for the Nine Months Ended September 30, 2012 and 2011
Total revenues were $1.7 million for the nine months ended September 30, 2012 compared to $3.8 million for the nine months ended September 30, 2011, a decrease of $2.1 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.
Total expenses and impairments were $20.7 million for the nine months ended September 30, 2012 compared to $20.4 million for the nine months ended September 30, 2011, an increase of $0.3 million, or 1.5%. This change was primarily related REO that was deconsolidated in December 2011 on the previously consolidated VIE.
Interest income, net of interest expense, decreased to $2.8 million for the nine months ended September 30, 2012 as compared to $6.6 million for the nine months ended September 30, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of December 31, 2011.
Fair value changes in ABS securitizations were ($6.9) million for the nine months ended September 30, 2011, with no related charges for the 2012 period due to the ABS nonrecourse debt and related mortgage loans held for investment and related REO that was deconsolidated in December 2011 on the previously consolidated VIE.
In addition, we recorded a charge to loss on interest rate swaps and caps of $2.1 million for the nine months ended September 30, 2012, with no corresponding charge taken during the comparable 2011 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Analysis of Items on Consolidated Balance Sheet

Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $258.9 million at September 30, 2012, an increase of $187.4 million from December 31, 2011, primarily a result of higher servicer advance reimbursement amounts. Additionally, in 2012, we began servicing reverse residential mortgages. Our September 2012 restricted cash balance contains approximately $68.1 million in custodial deposits related to reverse mortgage loans which will be remitted to certain GSEs as required under various securities agreements.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $2.3 billion to $2.9 billion at September 30, 2012, primarily due to the acquisition of the Aurora MSRs and related advances.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $703.2 million at September 30, 2012, an increase of $244.6 million from December 31, 2011, primarily due to $4.8 billion of loan originations during the 2012 period offset by $4.6 billion in mortgage loan sales.

Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $238.2 million at September 30, 2012, a decrease of $5.3 million from December 31, 2011, as $3.4 million was transferred to REO during the nine months ended September 30, 2012.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. In January and June 2012, we purchased the servicing rights to certain reverse mortgages. Reverse mortgage interests were $452.9 million at September 30, 2012, with no corresponding balance at December 31, 2011.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $13.3 million at September 30, 2012, an increase of $8.7 million from December 31, 2011. Prior to our March 2012 restructuring in conjunction with our initial public offering, FIF contributed a portion of the outstanding balance in receivables from affiliates related to outstanding interest rate swap settlements to the Company eliminating this payable amount.

MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs were $592.7 million at September 30, 2012, an increase of $341.6 million over December 31, 2011, primarily a result of the purchase of servicing portfolios for $347.3 million combined with capitalization of $37.6 million newly created MSRs, and a $42.8 million decrease in the fair value of our MSRs.

MSRs at amortized cost of $8.0 million at September 30, 2012 represents MSRs for certain reverse loans that we acquired during 2012. Prior to 2012, we had no reverse mortgage servicing rights. Our MSRs for reverse loans are treated as a separate class of servicing assets.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $48.7 million at September 30, 2012, an increase of $24.6 million from December 31, 2011, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments, as well as the addition of certain property acquired from the Aurora purchase.

REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $3.2 million at September 30, 2012, a decrease of $0.5 million from December 31, 2011. This change was primarily due to the transfer of $3.4 million of mortgage loans held for investment to REO, offset by liquidations.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, loans subject to repurchase rights from Ginnie Mae and equity method investments. Other assets increased $232.2 million from December 31, 2011 to $338.4 million, primarily due to an increase of $101.3 million in derivative financial instruments, $22.8 million increase in loans subject to repurchase rights from Ginnie Mae, and an increase in margin call deposits of $25.3 million. In addition, we had $72 million placed in escrow at September 30, 2012 related to our definitive agreement to acquire certain assets from Residential Capital, LLC (see Note 8, Other Assets).

Liabilities and Shareholders' Equity

At September 30, 2012, total liabilities were $5.3 billion, a $3.8 billion increase from December 31, 2011. The increase was primarily due to a $1.6 billion increase in notes payable, our issuance of $275 million in unsecured senior notes in April 2012, our issuance of $100 million in unsecured senior notes in July 2012, and our issuance of $400 million in unsecured senior notes in September 2012. In addition, we had an increase in payables and accrued liabilities of $578.5 million and an increase in excess spread financing of $210.9 million. The increases are generally the result of our acquisitions of MSR portfolios, including Aurora, the increase in our mortgage origination business and our entry into servicing reverse mortgages.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $15.1 million and $10.0 million at September 30, 2012 and December 31, 2011, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Repurchase reserves, beginning of period	$10,026	$7,321
Additions	9,226	5,534
Charge-offs	(4,197)	(2,829)
Repurchase reserves, end of period	$15,055	$10,026

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	UPB	Count	UPB	Count
Beginning balance	$12.9	62	$4.3	21
Repurchases & indemnifications	(5.5)	(26)	(6.9)	(37)
Claims initiated	17.7	103	32.4	155
Rescinded	(13.6)	(64)	(16.9)	(77)
	$11.5	75	$12.9	62

The following table details our loan sales by period (dollars in billions):

	Nine Months Ended September 30, 2012		Year Ended December 31,
	2012		2011		2010		2009		2008		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$4.6	21,172	$3.3	16,629	$2.6	13,090	$1.0	5,344	$0.5	3,412	$12.0	59,647

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

At September 30, 2012, total shareholders' equity was $691.2 million, a $409.9 million increase from December 31, 2011, which is primarily attributable to net income of $141.5 million in the 2012 period, $246.7 million in IPO proceeds, contributions of $12.8 million from FIF, $10.7 million in share-based compensation, offset by a tax withholding of $4.6 million related to a share based settlement of common stock by management.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased from $62.4 million as of December 31, 2011 to $430.8 million as of September 30, 2012, primarily due to cash outflows in our operating and investing activities, offset by cash inflows from financing activities.

In March 2012 we completed an initial public offering. As part of this offering we raised approximately $247 million in additional capital, net of expenses.

In April 2012, we completed the offering of $275.0 million aggregate principal amount of unsecured senior notes, with a maturity date of May 2019, in a private placement transaction. After deducting the initial purchasers' discounts, we received net cash proceeds of approximately $269.5 million. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 9.625%. In addition, in July 2012, we issued an additional $100.0 million of unsecured senior notes as an add on to the $275.0 million of unsecured senior notes issued in April 2012.

In September 2012, we completed the offering of $300 million aggregate principal amount of unsecured senior notes, with a maturity date of October 2020, in a private placement transaction. After deduction of the initial purchasers' discounts, we received net cash proceeds of approximately $295.5 million. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 7.875%. We intend to use a portion of the cash proceeds for general corporate purposes, which may include future acquisitions and transfers of servicing portfolios and/or related businesses from third parties. In addition, in September 2012, we issued an additional $100.0 million of unsecured senior notes as an add on to the $300.0 million of unsecured senior notes issued earlier in September 2012. We issued the notes with an issue premium of $0.8 million for net cash proceeds of $99.3 million.

We grew our servicing portfolio from $92.6 billion in UPB as of September 30, 2011 to $197.6 billion in UPB as of September 30, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

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

Operating Activities

Our operating activities used $619.9 million of cash flow for the nine months ended September 30, 2012 compared to providing $49.9 million of cash flow for the same period in the prior year. The increase in cash used by operating activities of $669.8 during the 2012 period was primarily due to higher volume originations of residential mortgage loans partially offset by higher volume of sales of mortgage loans. The decrease was primarily due to the net effect of the following:

•
Decrease of $2,528.4 million due to higher originations volume. We originated $4,814.0 million in residential mortgage loans during the nine month period ended September 30, 2012, compared to $2,285.6 in mortgage originations for the comparable 2011 period. This decrease was partially offset by an increase of $2,434.5 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $4,769.3 million in cash proceeds from loan sales and principal collections for the nine month ended September 30, 2012, compared to $2,334.8 million for the comparable 2011 period.

•
Increase of $489.9 million in cash outflows used by working capital which used $488.2 million for the nine months ended September 30, 2012 compared to $1.7 million in cash inflow for the comparable 2011 period.

Investing Activities

Our investing activities used $2,074.3 million and $9.8 million of cash flow for the nine months ended September 30, 2012 and 2011, respectively. The $2,064.5 million increase in cash flows used by investing activities from the 2011 period to the 2012 period was primarily a result of our two significant MSR acquisitions. In May 2012, we acquired the servicing rights of a $10.4 billion forward residential servicing portfolio, which transferred in July 2012. We made an initial deposit on this MSR purchase in June 2012 of $16.1 million. Additionally in June 2012, we acquired the servicing rights of another $63 billion forward residential servicing portfolio, which primarily transferred in July 2012. Total cash used in the acquisition of our 2012 MSR acquisitions, which includes the related advances, was approximately $2.0 billion.

Financing Activities

Our financing activities provided $3,062.6 million and used $37.4 million of cash flow during the nine months ended September 30, 2012 and 2011, respectively. The $3,100.0 million increase in cash flows provided by our financing activities was primarily the result of our June 2012 MSR acquisition, as we leveraged our existing facilities to finance the additional delinquency and servicer advances which were acquired. As a result of these acquisitions, combined with the increase our originations volume, we increased our borrowings on our outstanding advance and warehouse facilities to $1,659.3 million for the nine months ended September 30, 2012, as compared to a $29.0 million outstanding during the comparable 2011 period. During the nine month period ended September 30, 2012, we also completed our March 2012 initial public offering in which we raised approximately $250 million in capital, combined with proceeds from our April 2012 high yield debt offering in which we received $269.5 million in net cash proceeds. In the third quarter of 2012 we received net cash proceeds of $781.2 million through three additional unsecured senior notes offerings.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of September 30, 2012, from amounts previously disclosed in our form 10-Q filed on August 14, 2012.

In July 2012, Nationstar offered $100 million aggregate principal amount of 9.625% Senior Notes due 2019, in a private placement transaction. We issued the notes with an issue premium of $5.5 million for net cash proceeds of $103.3 million. The notes are a further issuance of the $275 million aggregate principal amount of 9.625% Senior Notes due 2019, issued in April 2012.

In September 2012, we completed the offering of $300 million aggregate principal amount of 7.875% Senior Notes due 2020, in a private placement transaction, for net cash proceeds of $295.5 million. In addition, in September 2012, we issued an additional $100 million aggregate principal amount of 7.875% of Senior Notes due 2020, in a private placement transaction. We issued the notes with an issue premium of $0.8 million for net cash proceeds of $99.3 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion of market risks included in Part I, Item 3 of our Form 10-Q filed August 14, 2012 and herein incorporated by reference. There has been no significant change in the types of market risks faced by us since June 30, 2012.
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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at September 30, 2012 would be significantly different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in the Nationstar Mortgage LLC's Annual Report on Form 10-K filed with the SEC on March 15, 2012 except those described in our Form 10-Q filed with the SEC on August 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2012, we issued 6,000 restricted shares of common stock of Nationstar Inc. to an employee. The restricted shares were issued in accordance with the terms of a separation agreement and general release. We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Fourth Supplemental Indenture, dated as of August 9, 2012 among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.2	Second Supplemental Indenture, dated as of August 9, 2012 among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.3	First Supplemental Indenture, dated as of July 24, 2012 by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.4	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.5	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.6	First Supplemental Indenture, dated as of September 28, 2012 by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

10.1	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.2	Registration Rights Agreement, dated as of September 24, 2012, among the Issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.3	Registration Rights Agreement, dated as of September 28, 2012, among the Issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/28/2012

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

November 6, 2012	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer

November 6, 2012	/s/ David C. Hisey
Date	David C.Hisey Chief Financial Officer

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Fourth Supplemental Indenture, dated as of August 9, 2012 among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.2	Second Supplemental Indenture, dated as of August 9, 2012 among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.3	First Supplemental Indenture, dated as of July 24, 2012 by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012	X

4.4	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012	X

4.5	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

10.1	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.2	Registration Rights Agreement, dated as of September 24, 2012, among the Issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.3	Registration Rights Agreement, dated as of September 28, 2012, among the Issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/28/2012

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X