Form 10-K
period 2012-12-31
Nationstar Mortgage Holdings Inc.
filed 2013-03-15
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35449
_________________________________________________________
Nationstar Mortgage Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2156869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Highland Drive Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(469) 549-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of March 4, 2013: 90,449,140

As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $441,408,900 based on the closing sale price of $21.52 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NATIONSTAR MORTGAGE HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the delay in our foreclosure proceedings due to inquiries by certain state Attorneys General, court administrators, and state and federal government agencies;

•
the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), including rules issued by the Consumer Financial Protection Bureau (CFPB) relating to mortgage servicing and originations and the continuing examination of our business begun by the CFPB, on our business activities and practices, costs of operations and overall results of operations;

•
the impact on our servicing practices of enforcement consent orders against, and agreements entered into by certain federal and state agencies with, the largest mortgage servicers and ongoing inquiries regarding other non-bank mortgage servicers;

•increased legal proceedings and related costs;

•
the continued uncertainty of the residential mortgage market, increase in monthly payments on adjustable rate mortgage loans, adverse economic conditions, decrease in property values and increase in delinquencies and defaults;

•	the deterioration of the market for reverse mortgages and increase in foreclosure rates for reverse mortgages;

•our ability to efficiently service higher risk loans;

•our ability to mitigate the increased risks related to servicing reverse mortgages;

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

•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions, including potentially significant acquisitions;

•	our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs;

•our ability to obtain sufficient capital to meet our financing requirements;

•our ability to grow our loan originations volume;

•the termination of our servicing rights and subservicing contracts;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•	changes in state and federal laws that are adverse to mortgage servicers which increase costs and operational complexity and impose significant penalties for violation;

•loss of our licenses;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to follow the specific guidelines of government-sponsored enterprises (GSEs) or a significant change in such guidelines;

•delays in our ability to collect or be reimbursed for servicing advances;

•	changes to Home Affordable Modification Program (HAMP), Home Affordable Refinance Program, Making Home Affordable Plan or other similar government programs;

•
changes in our business relationships with the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and others that facilitate the issuance of mortgage-backed securities (MBS);

•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;

•errors in our financial models or changes in assumptions;

•requirements to write down the value of certain assets;

•changes in prevailing interest rates;

•our ability to successfully mitigate our risks through hedging strategies;

•changes to our servicer ratings;

•the accuracy and completeness of information about borrowers and counterparties;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•failure of our internal security measures or breach of our privacy protections;

•failure of our vendors to comply with servicing criteria;

•the loss of the services of our senior managers;

•failure to attract and retain a highly skilled work force;

•changes in public opinion concerning mortgage originators or debt collectors;

•changes in accounting standards; and

•conflicts of interest with our principal stockholder.

All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors to Part I of this report for further information on these and other factors affecting us.

PART I.
Item 1.  Business
General
Nationstar Mortgage Holdings Inc. (Nationstar Inc.) is a Delaware corporation formed in 2011. When we use the terms the "Company," "we," "us," and "our" we are referring to Nationstar Inc. and our consolidated subsidiaries, including Nationstar Mortgage LLC (Nationstar). Through our subsidiaries, we are a real estate services company engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third-party investors in the secondary market. Nationstar, Nationstar Inc.'s principal operating subsidiary, is one of the largest high touch non-bank servicers in the United States.
Nationstar's history began in 1994 in Denver, Colorado as Nova Credit Corporation, a Nevada corporation. In 1997, the executive offices and primary operations were moved to Dallas, Texas and the name was changed to Centex Credit Corporation. In 2001, Centex Credit Corporation was merged into Centex Home Equity Company, LLC (CHEC), a Delaware limited liability company. In 2006, FIF HE Holdings LLC (FIF), acquired all of the outstanding membership interests in CHEC, and changed the name to Nationstar Mortgage LLC. FIF is a subsidiary of Fortress Private Equity Funds III and IV (Fortress).
On February 24, 2012, Nationstar Inc. filed a registration statement on Form S-1 for the offering of 19,166,667 shares of our common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in Nationstar transferred from FIF HE Holdings LLC to two direct, wholly-owned subsidiaries and Nationstar Inc. issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. FIF contributed certain assets to Nationstar and also exchanged its equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc. The offering transformed Nationstar Inc. into a publicly-traded company.
In conjunction with the initial public offering of Nationstar Inc., in March 2012 Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc., which was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company.

As a result of our reorganization from the initial public offering, we continue to report the results of Nationstar prior to the initial public offering on a combined basis as a combination between entities under common control. Our financial results for 2012 have been reported as though the transfer of net assets had occurred at the beginning of the period and include the results of operations of both Nationstar Inc. and Nationstar as if the combination had occurred as of January 1, 2012. Additionally, we have presented our operating results for periods prior to January 1, 2012 combining both Nationstar Inc. and Nationstar.

Material 2012 Transaction
On March 6, 2012, Nationstar entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC (collectively, Aurora). Nationstar and Aurora closed the asset purchase in June 2012 (the Aurora Purchase). In connection with the transaction, Nationstar paid Aurora approximately $2.0 billion including approximately $271.5 million for mortgage servicing rights and approximately $1.7 billion for servicing advance receivables. As a part of the Aurora Purchase, certain other assets and liabilities were also acquired. The mortgage servicing rights related to approximately 300,000 residential mortgage loans with an unpaid principal balance of over $63 billion as of March 6, 2012. As of the closing date, Nationstar entered into certain financing arrangements amounting to approximately $1.3 billion for the servicing advance receivables. Nationstar also received co-investment proceeds of $176.5 million from Newcastle Investment Corp. (Newcastle) and certain funds managed by Fortress. The reminder of the purchase price was funded with Nationstar cash.

Recent Developments
On January 6, 2013, we entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with Bank of America, National Association. Under the Purchase Agreement, we agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price is approximately $7.1 billion, which we expect to fund through a combination of investable cash, the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, we closed on the MSRs with respect to those loans owned, insured or guaranteed by Fannie Mae (Fannie MSRs) and Freddie Mac (Freddie MSRs). On February 1, 2013, we

closed on the MSRs with respect to those loans owned, insured or guaranteed by Ginnie Mae (Ginnie MSRs). Subject to customary closing conditions, we expect to close on the majority of the remaining MSRs in stages during the second quarter of 2013. On February 18, 2013, we boarded a portion of the Freddie MSRs. We expect to board the remaining Freddie MSRs, Fannie MSRs and Ginnie MSRs pursuant to an agreed upon schedule that begins in March and is to be completed in early June with the remaining private label securitization portfolios scheduled to board onto our servicing system through September 2013. We will pay for the servicing advance receivables included with this transaction in accordance with an agreed upon schedule that follows the boarding of the associated MSRs.

On January 28, 2013, the Company announced the pricing of $300 million in asset-backed term notes (Asset-Backed Notes) to be issued by Nationstar Agency Advance Funding Trust, one of our securitization subsidiaries. The issuance and sale of the Asset-Backed Notes closed on January 31, 2013.

On February 7, 2013, Nationstar and Nationstar Capital Corporation, as co-issuers, completed the offering of $400 million aggregate principal amount of 6.5% senior notes due 2021 (2021 Notes) in a private placement transaction. The 2021 Notes were issued at par and pay interest semi-annually. The 2021 Notes are guaranteed on an unsecured senior basis by Nationstar's current and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded, restricted and unrestricted subsidiaries, and Nationstar Inc., Nationstar Sub 1 LLC and Nationstar Sub 2 LLC.

We believe there are opportunities to grow our business through acquisitions, and we actively explore potential acquisition opportunities in the ordinary course of our business. Potential acquisitions may include MSRs relating to residential mortgage loans, subservicing contracts, servicing platforms and originations platforms, as well as other assets and liabilities or businesses in related lines of business. We may fund these potential acquisitions through a combination of cash on hand, the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt.
Overview
We are a leading residential mortgage loan servicer and one of the largest non-bank servicers in the United States as measured by aggregate unpaid principal balance of loans serviced. Our servicing portfolio consists of over 1.1 million loans with an aggregate unpaid principal balance of $207.8 billion as of December 31, 2012. We service mortgage loans in all 50 states, and we are licensed as a residential mortgage loan servicer/originator and debt collector in all states that require such licensing. In addition to our core servicing business, we currently originate primarily conventional agency (Fannie Mae and Freddie Mac, collectively the government-sponsored enterprises or GSEs) and government (Federal Housing Administration and Department of Veterans Affairs) residential mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia.

We offer a broad array of servicing capabilities across the residential mortgage spectrum including servicing, origination, and real estate services provided to financial institutions and consumers. Our integrated loan origination business mitigates servicing portfolio runoff and improves credit performance for investors. Additionally, our suite of ancillary businesses, which we call Solutionstar offers asset management, settlement, and processing services.
Our headquarters and operations are based in Lewisville, Texas. As of December 31, 2012, we had a total of 4,672 employees. Our business primarily consists of our Servicing platform and adjacent businesses, and is complemented by our Originations segment.
For financial information concerning our reportable segments see Note 24 to the Consolidated Financial Statements.
Loan Servicing
We are one of the largest non-bank servicers in the United States (based on total aggregate unpaid principal balance), and we have established significant relationships with leading mortgage investors. These investors include the GSEs, regulatory agencies, major banks, private investment funds and other financial institutions and investors that expect to benefit from lower delinquencies and losses on portfolios that we service on their behalf. We believe that our demonstrated performance in servicing loans facilitated our acquisitions and transfers of mortgage servicing rights. These portfolios were previously serviced by other servicers. These acquisitions helped us grow our servicing portfolio from $12.7 billion as of December 31, 2007, to $207.8 billion as of December 31, 2012, representing a compound annual growth rate of 74.9%. We have diversified our portfolio as a result of these acquisitions and transfers. Additionally, our growth is the result of multiple transfers from our client base, which evidences our ability to exceed client performance expectations. We expect to continue to grow our Servicing portfolio and are currently pursuing opportunities to acquire mortgage servicing rights or enter into subservicing agreements.

Loan servicing primarily involves the calculation, collection and remittance of principal and interest payments, the administration of mortgage escrow accounts, the collection of insurance claims, the administration of foreclosure procedures, the management of real estate owned (REO), and the disbursement of required protective advances. Loan servicers service on behalf of the owners of the loans and are therefore exposed to minimal credit risk. We utilize a flexible, customer-centric mortgage servicing model that focuses on asset performance through increased personal contact with borrowers and loss mitigation tools designed to decrease borrower delinquencies and defaults and to increase borrower repayment performance with a goal of home ownership preservation. Our operating culture emphasizes individual default specialist accountability (what we refer to as credit loss ownership) for improved asset performance and cash flow and reduced credit losses. Our servicing model and operating culture have proven even more valuable in the current challenging residential mortgage market, and we have established an excellent track record servicing credit-sensitive loans.
Our Servicing segment produces recurring, fee-based revenues based upon contractually established servicing fees. Servicing fees consist of an amount based on either the unpaid principal balance of the loans serviced or a per-loan fee amount and also include ancillary fees such as late fees. In addition, we earn interest income on amounts deposited in collection accounts and amounts held in escrow to pay property taxes and insurance, which we refer to as float income. We also generate incentive fees from owners of the loans that we service for meeting certain delinquency and loss goals and for arranging successful loss mitigation programs. Moreover, we earn incentive fees from the U.S. Treasury for loans that we successfully modify within the parameters of the HAMP and other assistance programs it sponsors.

We service loans as the owner of mortgage servicing rights (MSRs), which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We also service reverse mortgages. As of December 31, 2012, our primary servicing and subservicing portfolios represented 64.7% and 21.6%, respectively, of our total servicing portfolio with 13.7% of our outstanding servicing portfolio consisting of reverse mortgages.
Primary servicers act as servicers on behalf of mortgage owners and directly own the MSRs, which represent the contractual right to a stream of cash flows (expressed as a percentage of UPB) in exchange for performing specified mortgage servicing functions and temporarily advancing funds to cover payments on delinquent and defaulted mortgages.
We have grown our primary servicing portfolio to $134.5 billion in UPB as of December 31, 2012 from $12.7 billion in UPB as of December 31, 2007, representing a compound annual growth rate of 60.3%. We plan to continue growing our primary servicing portfolio principally by acquiring MSRs from banks and other financial institutions under pressure to exit or reduce their exposure to the mortgage servicing business. As the servicing industry paradigm continues to shift from bank to non-bank servicers, we have capitalized on this significant opportunity and increased our market share of the servicing business.
We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Excess MSRs are the servicing fee cash flows (excess fees) on a portfolio of mortgage loans after payment of a basic servicing fee. In these transactions, we provide all servicing functions in exchange for the basic servicing fee, then share the excess fee with our co-investment partner on a pro rata basis. Through December 31, 2012, we had $88.7 billion of loan servicing UPB through excess MSRs and expect to continue to deploy this co-investment strategy in the future.
Subservicers act on behalf of MSR or mortgage owners that choose to outsource the loan servicing function. In our subservicing portfolio, we earn a contractual fee per loan we service. The loans we subservice often include pools of underperforming mortgage loans requiring high touch servicing capabilities. Many of our recent subservicing transfers have been facilitated by GSEs and other large mortgage owners that are seeking to improve loan performance through servicer upgrades. Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital.
Our subservicing portfolio stands at $44.9 billion in UPB as of December 31, 2012. We expect to enter into additional subservicing arrangements as mortgage owners seek to transfer credit-stressed loans to high-touch subservicers with proven track records and the infrastructure and expertise to improve loan performance.

In 2012 we acquired the mortgage servicing rights related to several portfolios of reverse residential mortgage loans. At December 31, 2012, our reverse mortgage servicing portfolio amounted to $28.4 billion in unpaid principal balance. Reverse mortgages provide seniors (62 years and older) with a loan secured by their home. The majority of reverse mortgages are secured by the Federal Housing Administration (FHA) and are referred to as "HECMs" or Home Equity Conversion Mortgages. Like a typical home equity loan, reverse mortgages are designed to enable seniors to borrow against the value of their home. Unlike a typical home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home and the amount of the loan is dependent on the appraised value of the home at the time of origination, the interest rate on the loan, and the borrower's age. Reverse mortgages may be either fully funded (fixed rate loan) or can provide for a line of credit that can be drawn periodically (adjustable rate "ARM" loan).

In addition to our core servicing business, we also operate a fully integrated suite of adjacent businesses, which we call Solutionstar, designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/real estate owned (REO) process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans. We offer these adjacent services in connection with loans we currently service, as well as on a third-party basis in exchange for base and/or incentive fees. In February 2013 we announced the acquisition of Equifax Settlement Services, a provider of appraisal, title insurance and settlement services that serves a broad array of blue chip clients, including the largest financial institutions in the United States. Nationstar is rebranding the acquired entity as Solutionstar Settlement Services. Solutionstar broadens our product offerings by providing mortgage-related services spanning the life cycle of a mortgage loan. We believe our integrated approach, together with the strength and diversity of our servicing operations and our strategies for growing substantial portions of our business with minimal capital outlays (which we refer to as our “capital light” approach), position us to take advantage of the major structural changes currently occurring across the mortgage industry.
Loan Originations
In addition to our servicing and ancillary businesses, we operate a fully integrated loan originations platform which complements and enhances our servicing business by allowing us to replenish our servicing portfolio as loans pay off over time. We believe our integrated approach, together with the strength and diversity of our servicing operations and our strategies for growing substantial portions of our business with minimal capital outlays, position us to take advantage of the major structural changes currently occurring across the mortgage industry. Our originations business provides (i) a servicing portfolio retention source by providing refinancing services to our existing servicing customers; (ii) an organic source of servicing assets at attractive pricing; and (iii) a loss mitigation solution for our servicing clients and customers by offering refinancing options to borrowers allowing them to lower their monthly payments which may lower their risk of defaulting.

We primarily originate conventional agency and government mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia. In the years ending December 31, 2012, 2011 and 2010, we originated conventional loans in aggregate principal balance of $7.9 billion, $3.4 billion and $2.8 billion, respectively.

As an additional component of our integrated approach, we have recently expanded our originations business by developing third-party correspondent relationships. These relationships will provide us with an additional source of organic servicing growth and originations revenue. In correspondent lending, there are two types of pricing. In what is known as “mandatory” correspondent pricing, we partner with another originator in an agreement to purchase a set portion of their monthly production at a predetermined price. In the other type of pricing, known as “best efforts”, we can purchase loans at time of sale negotiated volumes and pricing. In both types of pricing, the purchased loans are closed by the originator prior to our purchase and follow an internal review process. The purchased loans are then sold or securitized by us in the same manner as production from our direct to consumer or wholesale business lines.

Our originations strategy is predicated on creating loans that are readily sold into a liquid market either through securitizations backed by the GSEs on a servicing retained basis, or through servicing released whole loans sales to major conduit investors. Loans are typically securitized or sold within 30 days of origination and not intended to be held on our balance sheet on a long-term basis. The interest rate risk inherent in the originations process is mitigated through a hedging program intended to minimize exposure to changes in underlying interest rates.
Legacy Assets and Other
We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we term-financed our legacy assets with nonrecourse debt that requires no additional capital or equity contributions. In conjunction with the transaction, we reclassified our legacy assets to “held for investment” on our consolidated balance sheet, which allowed us to eliminate further mark-to-market accounting exposure on these assets. We continue to service these loans using our high-touch servicing model. Additionally, we have in the past consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the Variable Interest Entity's (VIE's) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to consolidation accounting guidance.
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE, we derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet.

The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.

Competition
In our Servicing Segment, we compete with large financial institutions and with other non-bank servicers. Our ability to differentiate ourselves from other loan servicers through our high touch servicing model and culture of credit loss ownership largely determines our competitive position within the mortgage loan servicing industry.
In our Originations Segment, we compete with large financial institutions and local and regional mortgage bankers and lenders. Our ability to differentiate the value of our financial products primarily through our customer service, mortgage loan offerings, rates, and fees determines our competitive position within the mortgage loan originations industry.

Additional Information
Our executive offices are located at 350 Highland Drive, Lewisville, Texas 75067, and our telephone number is (469) 549-2000.

Our corporate website is located at www.nationstarholdings.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Amended and Restated Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report and is provided as an inactive textual reference only. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant
The following is a list, as of March 7, 2013, of the names and ages of the executive officers of Nationstar Inc. and of the offices held by each of these persons with Nationstar Inc.

Name                Positions with the Company                        Age
Jay Bray                Chief Executive Officer                            46
David C. Hisey            Executive Vice President and Chief Financial Officer                52
Harold Lewis            President and Chief Operating Officer                    52
Robert L. Appel            Executive Vice President of Servicing                    51
Douglas Krueger            Executive Vice President of Capital Markets                    44
Ramesh Lakshminarayanan    Executive Vice President and Chief Risk Officer                50
Amar R. Patel            Executive Vice President of Portfolio Management                41
Lisa A. Rogers            Executive Vice President of Retail Production                49
Anthony W. Villani        Executive Vice President and General Counsel                56

Jay Bray

Mr. Bray has served as Nationstar Inc.'s Chief Executive Officer since 2012. He also served as Nationstar Inc.'s Executive Vice President and Chief Financial Officer from May 2011 to February 2012. In addition he has served as the President of Nationstar Inc.'s wholly-owned subsidiary, Nationstar, since July 2011, as the Chief Executive Officer of Nationstar since October 2011, as the Chief Financial Officer of Nationstar from the time he joined Nationstar in May 2000 until September

2012, as a Manager of Nationstar since October 2011, and as a Director of another subsidiary, Nationstar Capital Corporation, since March 2010. Mr. Bray has over 22 years of experience in the mortgage servicing and originations industry. From 1988 to 1994, Mr. Bray worked with Arthur Andersen, where he served as an audit manager from 1992 to 1994. From 1994 to 2000, Mr. Bray held a variety of leadership roles at Bank of America and predecessor entities, where he managed the Asset Backed Securitization process for mortgage related products, developed and implemented a secondary execution strategy and profitability plan and managed investment banking relationships, secondary marketing operations and investor relations. Additionally, Mr. Bray led the portfolio acquisition, pricing and modeling group.
David C. Hisey

Mr. Hisey joined Nationstar Inc. in February 2012 as its Executive Vice President and Chief Financial Officer. He also has held the same position at Nationstar since September 2012. Mr. Hisey was previously the Executive Vice President and Deputy Chief Financial Officer for Fannie Mae, a role he held from 2008 to 2012. From 2005 to 2008 he served as Senior Vice President and Controller for Fannie Mae. Prior to his most recent assignment at Fannie Mae, he also briefly served as Executive Vice President and Chief Financial Officer. Prior to joining Fannie Mae, Mr. Hisey was Corporate Vice President of Financial Services Consulting, Managing Director and practice leader of the Lending and Leasing Group of BearingPoint, Inc., a management consulting and systems integration company. Prior to joining BearingPoint in 2001, Mr. Hisey was an audit partner with KPMG, LLP; his tenure at KPMG spanned 19 years from 1982 to 2001.
Harold Lewis
Mr. Lewis joined Nationstar Inc. in February 2012 as its President and Chief Operating Officer. He also has held the same position at Nationstar since September 2012. Mr. Lewis was previously the Chief Operating Officer at CitiMortgage. Mr. Lewis joined CitiMortgage in April 2009 as head of the Citi Homeowner Assistance Program. Prior to CitiMortgage, Mr. Lewis held executive positions at Fannie Mae for seven years, most recently as Senior Vice President of National Servicing. Mr. Lewis has also held senior management roles with Resource Bancshares Mortgage Group, Nations Credit, Bank of America/Barnett Bank, Cardinal Bank Shares and Union Planter National Bank.
Robert L. Appel

Mr. Appel has served as Nationstar Inc.'s Executive Vice President of Servicing since 2011. He holds the same position at Nationstar and has served in this capacity since joining Nationstar in February 2008. Mr. Appel has over 21 years of experience in the mortgage industry and five years of public accounting experience. From 1985 to 1989, he served as an audit manager with Ernst and Young LLP. From 1990 to 1992, he held a position as Vice President of Control for Tyler Cabot Mortgage Securities Fund, a NYSE listed bond fund. From 1992 to 1999, Mr. Appel held a position at Capstead Mortgage where he started a master servicing organization and later became Senior Vice President of Default Management for Capstead's primary servicer. From 1999 to 2003, he was Managing Director for GMAC's Master Servicing operation. From 2003 to 2005, Mr. Appel was Chief Executive Officer of GMAC's United Kingdom mortgage lending business. From 2005 to 2008, he served as Servicing Manager of GMAC's $100 billion non-prime residential servicing platform.
Douglas Krueger

Mr. Krueger has served as Nationstar Inc.'s Executive Vice President of Capital Markets since 2011. He holds the same position at Nationstar and has served in this capacity since joining Nationstar in February 2009. Mr. Krueger has over 20 years of experience in the mortgage industry. For five years, Mr. Krueger held various senior leadership roles with CitiMortgage managing the secondary marketing and master servicing areas. Mr. Krueger also served as Senior Vice President with Principal Residential Mortgage for 13 years.
Ramesh Lakshminarayanan
Mr. Lakshminarayanan joined Nationstar Inc. in 2012 as its Executive Vice President and Chief Risk Officer. He also holds the same position at Nationstar. He has over 20 years of experience managing credit risk, with over 10 years of experience in risk management specific to the mortgage industry. Prior to joining Nationstar, Mr. Lakshminarayanan worked for JPMorgan Chase from 2006 to December 2011, where he served as Chief Risk Officer Retail/Chief Risk Officer of Chase Home Lending and from January 2012 to June 2012 as Head of Capital Market Operations for Mortgage Banking. From 2001 to 2004, Mr. Lakshminarayanan worked for CitiFinancial as Chief Risk Officer of CitiFinancial Mortgages and from 2004 to 2006 as Group Chief Risk Officer of Consumer Finance North America.
Amar R. Patel

Mr. Patel has served as Nationstar Inc.'s Executive Vice President of Portfolio Investments since 2011. He holds the same position at Nationstar and has served in this capacity since joining Nationstar in June 2006. Mr. Patel has over 20 years of experience in the mortgage industry. From 1993 to 2006, Mr. Patel held various management roles at Capstead Mortgage Corporation, last serving as Senior Vice President of Asset and Liability Management.
Lisa A. Rogers
Ms. Rogers has served as Nationstar Inc.'s Executive Vice President of Retail Production since 2012. She holds the same position at Nationstar. Ms. Rogers has over 20 years of leadership experience in the mortgage industry. Prior to joining Nationstar in September 2011, Ms. Rogers was Senior Vice President, National Wholesale Operations and Support Manager for Wells Fargo Home Mortgage. Ms. Rogers had been with Wells Fargo since 1993 in a variety of roles including production risk management and strategic development.
Anthony W. Villani
Mr. Villani has served as Nationstar Inc.'s Executive Vice President and General Counsel since 2012. He also holds the same position at Nationstar, which he joined in October 2011 as an Executive Vice President. Mr. Villani also served as the Company's Secretary from February to August of 2012. Prior to joining Nationstar, Mr. Villani was Vice President and Associate General Counsel of Goldman, Sachs & Co. where he served as the managing attorney for Litton Loan Servicing LP, a Goldman Sachs company, from June 2008 until September 2011. He has also served as Executive Vice President and General Counsel of EMC Mortgage Corporation, a wholly-owned subsidiary of The Bear Stearns Companies Inc.

Item 1A.  Risk Factors
The following discussion sets forth some of the most important risk factors that could materially affect our financial condition and operations. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and /or financial condition. We are subject to other general risks that are not specifically enumerated which may have a material effect on our financial condition and operations. The following risk factors are not necessarily listed in order of importance.
Our foreclosure proceedings in certain states have been delayed due to inquiries by certain state Attorneys General, court administrators and state and federal government agencies, the outcome of which could have a negative effect on our operations, earnings or liquidity.
Allegations of irregularities in foreclosure processes, including so-called “robo-signing” by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. On December 1, 2011, the Massachusetts Attorney General filed a lawsuit against five large mortgage providers alleging unfair and deceptive business practices, including the use of so-called “robo-signers.” In response, one of the mortgage providers temporarily halted most of its lending in Massachusetts. A $25 billion settlement among banks, federal agencies and the state attorneys general from 49 states and the District of Columbia settled the claims made as a part of the Massachusetts Attorney General's case and claims from other states' Attorneys General. Certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers, including us, requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. These requests or any subsequent administrative, judicial or legislative actions taken by these regulators, court administrators or other government entities may subject us to fines and other sanctions, including a foreclosure moratorium or suspension. Additionally, because we do business in all fifty states, our operations may be affected by regulatory actions or court decisions that are taken at the individual state level.
In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we have received requests from four such state Attorneys General. Pursuant to these requests and in light of industry-wide press coverage regarding mortgage foreclosure documentation practices, we, as a precaution, had already delayed foreclosure proceedings in 23 states, so that we may evaluate our foreclosure practices and underlying documentation. Upon completion of our internal review and after responding to such inquiries, we resumed these previously delayed proceedings. Such inquiries, however, as well as continued court backlog and emerging court processes may cause an extended delay in the foreclosure process in certain states.
Even in states where we have not suspended foreclosure proceedings or where we have lifted or will soon lift any such delayed foreclosures, we have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, we have incurred, and may continue to incur, additional costs related to the re-execution and re-filing of certain documents. We may also be required to take other action in our capacity as a mortgage servicer in connection with pending foreclosures. In addition, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

The ongoing implementation of the Dodd-Frank Act will increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations, all of which could adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of a Bureau of Consumer Financial Protection (CFPB) authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations.

On January 10, 2013, the CFPB announced a rule to implement certain provisions of the Dodd-Frank Act relating to mortgage originations. Under the new originations rule, before originating a mortgage loan, lenders must determine on the basis of certain information and according to specified criteria that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain requirements will be presumed to comply with the new rule with respect to these loans. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for customer service. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers' accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender's interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. Both the originations and servicing rules will take effect on January 10, 2014. The CFPB also issued guidelines on October 13, 2011 and January 11, 2012 indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers' interests are protected. The CFPB is conducting an examination of our business pursuant to these guidelines.

The ongoing implementation of the Dodd-Frank Act, including the implementation of the new originations and servicing rules by the CFPB and the CFPB's continuing examination of our business, will increase our regulatory compliance burden and associated costs and place restrictions on our servicing operations, which could in turn adversely affect our business, financial condition and results of operations.
The enforcement consent orders by, agreements with, and settlements of, certain federal and state agencies against the largest mortgage servicers related to foreclosure practices could impose additional compliance costs on our servicing business, which could materially and adversely affect our financial condition and results of operations.
On April 13, 2011, the federal agencies overseeing certain aspects of the mortgage market, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) entered into enforcement consent orders with 13 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement consent orders require the servicers, among other things to: (i) promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third party vendors, including outside legal counsel, that provide default management or foreclosure services. On January 7, 2013, ten of the mortgage servicers reached an agreement in principle with the OCC and the Federal Reserve to pay more than $8.5 billion in cash payments and other assistance to borrowers. While these enforcement consent orders are considered not to be preemptive of the state actions, it is currently unclear how state actions and proceedings will be affected by the federal consents.
On February 9, 2012, federal and state agencies announced a $25 billion settlement with five large banks that resulted from investigations of foreclosure practices. As part of the settlement, the banks have agreed to comply with various servicing standards relating to foreclosure and bankruptcy proceedings, documentation of borrowers’ account balances, chain of title, and evaluation of borrowers for loan modifications and short sales as well as servicing fees and the use of lender-placed insurance. The settlement also provides for certain financial relief to homeowners. As a result, there have been $46 billion worth of loan modifications, short-sales, refinancings and forbearance.
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

On September 1, 2011, November 10, 2011, and December 2012, the New York State Department of Financial Services entered into agreements regarding mortgage servicing practices with seven financial institutions. The additional requirements provided for in these agreements will increase operational complexity and the cost of servicing loans in New York. Other servicers, including us, could be required to enter into similar agreements. In addition, other states may also require mortgage servicers to enter into similar agreements. These additional costs could also materially and adversely affect our financial condition and results of operations.
Legal proceedings, state or federal governmental examinations or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including the Fair Debt Collection Practices Act. Additionally, along with others in our industry, we are subject to repurchase claims and may continue to receive claims in the future, including from our Legacy Portfolio. Our business in general exposes us to both formal and informal periodic inquiries, from various state and federal agencies as part of those agencies' oversight of the mortgage servicing sector. Such inquiries may include those into servicer foreclosure processes and procedures and lender placed insurance. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry, including us, have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Although we believe we have meritorious legal and factual defenses to the lawsuits in which we are currently involved, the ultimate outcomes with respect to these matters remain uncertain. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.
Governmental investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
The continued deterioration of the residential mortgage market may adversely affect our business, financial condition and results of operations.
Adverse economic conditions, including high unemployment, have impacted the residential mortgage market, resulting in unprecedented delinquency, default and foreclosure rates, all of which have led to increased loss severities on all types of residential mortgage loans due to sharp declines in residential real estate values. Falling home prices have resulted in higher loan-to-value ratios (LTVs), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. As LTVs increase, borrowers are left with equity in their homes that is not sufficient to permit them to refinance their existing loans. This may also provide borrowers an incentive to default on their mortgage loan even if they have the ability to make principal and interest payments, which we refer to as strategic defaults. Increased mortgage defaults negatively impact our Servicing Segment because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgages we service. While home prices have increased in most parts of the country and the number of foreclosures has generally declined since 2007, the housing market has not fully recovered from the economic crisis. Any deterioration from its current state could adversely affect our business, financial condition and results of operations.
Adverse economic conditions may also impact our Originations Segment. Declining home prices and increasing LTVs may preclude many potential borrowers, including borrowers whose existing loans we service, from refinancing their existing loans. An increase in prevailing interest rates could decrease our originations volume through our Consumer Direct Retail originations channel, our largest originations channel by volume from December 31, 2006 to December 31, 2012, because this channel focuses predominantly on refinancing existing mortgage loans.
A continued deterioration or a delay in any recovery in the residential mortgage market may reduce the number of mortgages we service or new mortgages we originate, reduce the profitability of mortgages currently serviced by us, adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may experience serious financial difficulties as some mortgage servicers and originators have experienced, which could adversely affect our business, financial condition and results of operations.
Since late 2006, a number of mortgage servicers and originators of residential mortgage loans have experienced serious financial difficulties and, in some cases, have gone out of business. These difficulties have resulted, in part, from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality and certain other loan characteristics. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loan portfolios and requiring originators to sell their portfolios at greater discounts to par. In addition, the cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in servicing compensation. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.8 trillion in 2012. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
In 2012, we purchased the servicing rights to certain reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Finally, we are subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.
Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upward adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service.

We principally service higher risk loans, which exposes us to a number of different risks.

A significant percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. As a result, these loans tend to have higher delinquency and default rates, which can have a significant impact on our revenues, expenses and the valuation of our MSRs. Private-label mortgage loans are at greater risk of such delinquency than GSE and government agency-insured mortgage loans. Therefore, as we increase the percentage of private-label mortgages in our servicing portfolio as measured by UPB our servicing portfolio may become increasingly delinquent. It may also be more difficult for us to recover advances we are required to make with respect to higher risk loans. In connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in higher servicing costs. We may not be able to pass along any incremental costs we incur to our servicing clients. All of the foregoing factors could therefore adversely affect our business, financial condition and results of operations.
A significant change in delinquencies for the loans we service could adversely affect our business, financial condition and results of operations.
Delinquency rates have a significant impact on our revenues, our expenses and on the valuation of our MSRs as follows:

•
Revenue.  An increase in delinquencies will result in lower revenue for loans we service for GSEs because we only collect servicing fees from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•
Expenses.  An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. It may also result in an increase in interest expense as a result of an increase in our advancing obligations.

•	Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in borrowing under our advance facilities.

•
Valuation of MSRs.  We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we could suffer a loss, which has a negative impact on our financial results.

A further increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.
Decreases in property values have caused increases in LTVs, resulting in borrowers having little or negative equity in their property, which may reduce new loan originations and provide incentive to borrowers to strategically default on their loans.
We believe that borrowers with negative equity in their properties are more likely to strategically default on mortgage loans, which could materially affect our business. Also, with the exception of loans modified under the Making Home Affordable plan (MHA), we are generally unable to refinance loans with high LTVs. Increased LTVs could reduce our ability to originate loans for borrowers with low or negative equity and could adversely affect our business, financial condition and results of operations.
The industry in which we operate is highly competitive and our inability to compete successfully could adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. In the servicing industry, we face competition in areas such as fees and performance in reducing delinquencies and entering successful modifications. Competition to service mortgage loans comes primarily from large commercial banks and savings institutions. These financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds. Additionally, our servicing competitors may decide to modify their servicing model to compete more directly with our servicing model, or our servicing model may generate lower margins as a result of competition or as overall economic conditions improve.
In the mortgage loan originations industry, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. Competition to originate mortgage loans comes primarily from large commercial banks and savings institutions. These financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds.
In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans and loan servicing. We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.

We may not be able to maintain or grow our business if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages or to acquire the right to service additional pools of residential mortgages. We may not be able to acquire MSRs or enter into additional subservicing agreements on terms favorable to us or at all, which could adversely affect our business, financial condition and results of operations. In determining the purchase price for MSRs and subservicing agreements, management makes certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.
We may not be able to recover our significant investments in personnel and our technology platform if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms, which could adversely affect our business, financial condition and results of operations.
We have made, and expect to continue to make, significant investments in personnel and our technology platform to allow us to service additional loans. In particular, prior to acquiring a large portfolio of MSRs or entering into a large subservicing contract, we invest significant resources in recruiting, training, technology and systems. We may not realize the expected benefits of these investments to the extent we are unable to increase the pool of residential mortgages serviced, we are delayed in obtaining the right to service such loans or we do not appropriately value the MSRs that we do purchase or the subservicing agreements we enter into. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios, originations platforms or companies will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	uncoordinated market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

In the event that we acquire a servicing or originations platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. These transactions could vary in size. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of the portfolio, of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreement or as to the timing of any potential acquisition. Additionally, we may make or have made potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Any future acquisitions could require substantial additional capital in excess of cash from operations. Therefore, we may fund acquisitions with a combination of excess MSR co-investments, nonrecourse securitization debt, warehouse financing, servicer advance facilities, additional corporate indebtedness or equity financing. Where we can obtain such financing on attractive terms, we typically attempt to finance our acquisitions on a nonrecourse basis. In addition, we could enter into such acquisition arrangements on a standalone basis or on a co-investment or other basis with one or more of our affiliates. We can provide no assurances, however, as to the availability or terms of funding for future acquisitions or our ability to enter into such arrangements with our affiliates. If we fail to obtain adequate financing or otherwise enter into satisfactory arrangements with our affiliates, we could be exposed to significant risks, including risks that we may not be able to complete the acquisition on alternative terms or at all and risks that we may have to pay damages.
Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired servicing portfolios, originations platforms or businesses. The acquired servicing portfolios, originations platforms or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See “—We use financial models and estimates in determining the fair value of certain assets, such as MSRs and investments in debt securities. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.” Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.
Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2012, we and our guarantors for our unsecured senior notes had approximately $3.1 billion of total indebtedness and unfunded availability of approximately $1.4 billion under our various financing facilities. Our substantial indebtedness and any future indebtedness we incur could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for other purposes;

•	make it more difficult for us to satisfy and comply with our obligations with respect to the unsecured senior notes;

•	subject us to increased sensitivity to increases in prevailing interest rates;

•	place us at a competitive disadvantage to competitors with relatively less debt in economic downturns, adverse industry conditions or catastrophic external events; or

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions.
In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which would have a material effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.
We may incur more debt, which could limit our financial and operating activities.
We and our subsidiaries are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Although these agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the related risks could be magnified and could limit our financial and operating activities.
We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. See Note 12 - Indebtedness, to Consolidated Financial Statements. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•
limitations imposed on us under the indentures governing our unsecured senior notes and other financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•	the decrease in liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from which we borrow;

•	limitations on borrowings on advance facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the advance facility; and

•	accounting changes that may impact calculations of covenants in our debt agreements.
In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our servicing and originations operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.” Our ability to fund current operations and meet our service advance obligations depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available with the GSEs or other counterparties on acceptable terms or at all.
An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit–similar to the market conditions that we have experienced during the last several years–may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.
In June 2011, the Basel Committee on Banking Supervision of the Bank of International Settlements announced the final framework for strengthening capital requirements, known as Basel III, which if implemented as proposed by U.S. bank regulatory agencies in their June 2012 notices of proposed rulemaking, is expected to materially increase the cost of funding for banking institutions that we rely on for financing. Such Basel III requirements on banking institutions could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.
We may not be able to continue to grow our loan originations volume, which could adversely affect our business, financial condition and results of operations.
Our loan originations business consists primarily of refinancing existing loans. While we intend to use sales lead aggregators and Internet marketing to reach new borrowers, our Consumer Direct Retail originations platform may not succeed because of the referral-driven nature of our industry. Further, our largest customer base consists of borrowers whose existing loans we service. Because we primarily service credit-sensitive loans, many of our existing servicing customers may not be able to qualify for conventional mortgage loans with us or may pose a higher credit risk than other consumers. Furthermore, our Consumer Direct Retail originations platform focuses predominantly on refinancing existing mortgage loans. This type of originations activity is sensitive to increases in interest rates.
Our loan originations business also consists of providing purchase money loans to homebuyers. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business.

Our wholesale originations business operates largely through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks. If we are unable to continue to grow our loan originations business, this could adversely affect our business, financial condition and results of operations.
Our counterparties may terminate our servicing rights and subservicing contracts, which could adversely affect our business, financial condition and results of operations.
The owners of the loans we service and the primary servicers of the loans we subservice, may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.
As is standard in the industry, under the terms of our master servicing agreement with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans on more favorable terms. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks.
If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
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
In addition, in January 2011, the Federal Housing Finance Agency (FHFA) proposed changes to mortgage servicing compensation structures, including cutting servicing fees and channeling funds toward reserve accounts for delinquent loans. Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing and originations business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.
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

Unlike competitors that are banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Federal and state legislative and agency initiatives in mortgage-backed securities (MBS) and securitization may adversely affect our financial condition and results of operations.
There are federal and state legislative and agency initiatives that could, once fully implemented, adversely affect our business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in MBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain originations operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by asset-backed securities (ABS) issuers adopted in March 2011 by the SEC pursuant to the Dodd-Frank Act would increase compliance costs for ABS issuers, which could in turn increase our cost of funding and operations. Lastly, certain proposed federal legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan. Any of the foregoing could materially affect our financial condition and results of operations.
Our business would be adversely affected if we lose our licenses.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage originations companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage originations company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.

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

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. Along with others in the industry, we are subject to repurchase claims and may continue to receive claims in the future. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. In the years ended December 31, 2008 through 2012, we sold an aggregate of $14.3 billion of loans. To recognize the potential loan repurchase or indemnification losses, we have recorded a reserve of $18.5 million as of December 31, 2012. Because of the increase in our loan originations since 2008, we expect that repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Items on Consolidated Balance Sheet–Liabilities and Stockholders' Equity”. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
We may incur increased litigation costs and related losses if a borrower challenges the validity of a foreclosure action or if a court overturns a foreclosure, which could adversely affect our liquidity, business, financial condition and results of operations.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans to GSEs on more favorable terms.
Even though we currently originate conventional agency and government conforming loans, because we previously originated non-prime mortgage loans, we believe we are required to pay a higher fee to access the secondary market for selling our loans to GSEs. We believe that because many of our competitors have always originated conventional loans, they are able to sell newly originated loans on more favorable terms than us. As a result, these competitors are able to earn higher margins than we earn on originated loans, which could materially impact our business.
In our transactions with the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non-reimbursable advances.
In particular, the FHFA has directed GSEs to align their guidelines for servicing delinquent mortgages they own or guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, FHFA has directed Fannie Mae to assess compensatory fees against servicers in connection with delinquent loans, foreclosure delays, and other breaches of servicing obligations.
We cannot negotiate these terms with the GSEs and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could adversely affect our business, financial condition and results of operations.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
Changes to government mortgage modification programs could adversely affect future incremental revenues.
Under HAMP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP, we may not continue to participate in or realize future revenues from HAMP or any other government mortgage modification program. Changes in legislation or regulation regarding HAMP that result in the modification of outstanding mortgage loans and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. Changes in government loan modification programs could also result in an increase to our costs.
HAMP is currently scheduled to expire on December 31, 2013. If HAMP is not extended, this could decrease our revenues, which would adversely affect our business, financial condition and results of operations.
Under the MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. The MHA also allows us to refinance loans with a high LTV of up to 125%. This allows us to refinance loans to existing borrowers who have little or negative equity in their homes. Changes in legislation or regulations regarding the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes. Changes to HAMP, the MHA and other similar programs could adversely affect future incremental revenues.
We are highly dependent upon programs administered by GSEs such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, liquidity, financial position and results of operations.

In February 2011, the Obama Administration delivered a report to Congress regarding a proposal to reform the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process.
Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, such as Fannie Mae and Freddie Mac, a government agency, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These GSEs play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.
Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could materially and adversely affect our business, liquidity, financial position and results of operations.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects.
Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees without the direct support of the U.S. federal government, on July 30, 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.
In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury and the FHFA have entered into preferred stock purchase agreements among the U.S. Treasury, Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.
Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitute agency and government conforming MBS and could have broad adverse market implications. Such market implications could adversely affect our business and prospects.
The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies, which could adversely affect our business, financial condition and results of operations.
As of December 31, 2012, approximately 23.5% and 10.4% of the aggregate outstanding loan balance in our forward servicing portfolio was secured by properties located in California and Florida, respectively. Some of these states have experienced severe declines in property values and are experiencing a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent these states continue to experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans we service in those regions may increase the effect of the risks listed in this “Risk Factors” section. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher cost of doing business in those states, which could adversely affect our business, financial condition and results of operations.
We use financial models and estimates in determining the fair value of certain assets, such as MSRs. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and investments in debt securities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If loan loss levels are higher than anticipated, due to an increase in delinquencies or prepayment speeds, or financial market illiquidity continues beyond our estimate, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants of $424.4 million and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations. Errors in our financial models or changes in assumptions could adversely affect our earnings. See “We may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.”
Our earnings may decrease because of changes in prevailing interest rates.

Our profitability is directly affected by changes in prevailing interest rates. The following are the material risks we face related to changes in prevailing interest rates:

•
an increase in prevailing interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets;

•
an increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for consumers;

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations;

•	a decrease in prevailing interest rates may require us to record a decrease in the value of our MSRs; and

•	a decrease in prevailing interest rates could reduce our earnings from our custodial deposit accounts.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition and results of operations.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Our current favorable ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition and results of operations.
We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third party mortgage brokers through which we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.
A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
Our mortgage loan originations business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The originations process is becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower-expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition and results of operations.
In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition and results of operations. See also “—Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”
Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our servicing and originations businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
The loss of the services of our senior managers could adversely affect our business.
The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the residential mortgage originations and servicing industry. We do not maintain key life insurance policies relating to our senior managers. The loss of the services of our senior managers could adversely affect our business.
Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

FIF HE Holdings LLC (FIF), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (Fortress), owns approximately 75.3% of our outstanding common stock as of February 28, 2013. As a result, FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of its certificate of incorporation and our bylaws; and its winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Nationstar Inc. is a holding company with no operations and will rely on its operating subsidiaries to provide it with funds necessary to meet its financial obligations and to pay dividends.

Nationstar Inc. is a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we will be dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock because we intend to use cash flow generated by operations to grow our business. The indenture governing our senior notes restricts our ability to pay cash dividends on our common stock. We may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Certain provisions of the Stockholders Agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions of our stockholders agreement with FIF (Stockholders Agreement), our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or FIF. These provisions provide for:

•	a classified board of directors with staggered three-year terms;

•
removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as FIF and certain other affiliates of Fortress and permitted transferees (collectively, the Fortress Stockholders) beneficially own at least 40% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

•
provisions in our amended and restated certificate of incorporation and amended and restated bylaws prevent stockholders from calling special meetings of our stockholders (provided, however, that for so long as the Fortress Stockholders beneficially own at least 25% of our issued and outstanding common stock, any stockholders that collectively beneficially own at least 25% of our issued and outstanding common stock may call special meetings of our stockholders);

•	advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•
certain rights to the Fortress Stockholders with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors for so long as the Fortress Stockholders continue to beneficially own at least 40% of our issued and outstanding common stock;

•
no provision in our amended and restated certificate of incorporation or amended and restated bylaws for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•
our amended and restated certificate of incorporation and our amended and restated bylaws only permit action by our stockholders outside a meeting by unanimous written consent, provided, however, that for so long as the Fortress Stockholders beneficially own at least 25% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•
under our amended and restated certificate of incorporation, our board of directors has authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by FIF, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

The Fortress Stockholders have other investments and business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, the Fortress Stockholders have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Fortress Stockholders or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of any of the Fortress Stockholders acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person's capacity as our director or officer and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us, if the Fortress Stockholder pursues or acquires the corporate opportunity or if the Fortress Stockholder does not present the corporate opportunity to us.

Additionally, we may make co-investments with Fortress and their affiliates in transactions in the future to deploy our capital light approach to acquiring excess MSRs.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
The following table sets forth information relating to our primary facilities at December 31, 2012. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage
Principal executive office:
Lewisville, Texas – Corporate Headquarters	Leased	160,910
Business operations and support offices:
Lewisville, Texas	Leased	244,886
Irving, Texas	Leased	187,429
Scottsbluff, Nebraska	Owned	177,225
Littleton, Colorado	Leased	161,218
Houston, Texas	Leased	53,258
Indianapolis, Indiana	Leased	44,160

Item 3.  Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including the Fair Debt Collection Practices Act. Additionally, along with others in our industry, we are subject to repurchase claims and may continue to receive claims in the future, including through securitization vehicles and master servicing arrangements that we have acquired and from our Legacy Portfolio. Furthermore, the certification of any putative class action could substantially increase our exposure to damages.

Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 21 - Commitments and Contingencies). On March 7, 2013, a purported investor filed a complaint with the Supreme Court of the State of New York (the trial court), alleging that Nationstar sold loans for six trusts where Nationstar acts as master servicer, in violation of the underlying pooling and servicing agreements. The Supreme Court has temporarily enjoined Nationstar from further sales of loans in response to the complaint. Nationstar intends to vigorously defend itself in this action and does not expect this action to have a material adverse effect on its financial position or results of operations.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II.
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock has been traded on the New York Stock Exchange under the symbol “NSM” since March 8, 2012. Our initial public offering was priced at $14.00 per share on March 7, 2012. The following table sets forth for the quarters indicated the high and low sales prices of our common stock, as reported in the consolidated transaction reporting system.

		Prices
Quarter ended	High		Low
March 31, 2012 (from March 8, 2012)	$14.94		$13.02
June 30, 2012	$21.64		$13.00
September 30, 2012	$34.90		$20.90
December 31, 2012	$37.20		$23.53

On February 28, 2013, there were 90,449,140 shares outstanding and 128 stockholders of record of Nationstar Inc. common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
We have never declared or paid cash dividends on our common stock and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. The indentures governing our senior notes restrict our ability to pay cash dividends on our common stock. Our other finance arrangements may also, under certain circumstances, restrict our ability to pay cash dividends. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, S&P North American Financial Services Sector Index and S&P 500 Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2012. This data assumes an investment of $100 on March 8, 2012.

Comparison of Cumulative Total Return (March 8, 2012 to December 31, 2012)

$300
$250
$200
$150
$100
$50
Mar 8, 2012
Mar 2012
Apr 2012
May 2012
Jun 2012
Jul 2012
Aug 2012
Sep 2012
Oct 2012
Nov 2012
Dec 2012
Nationstar Mortgage
S&P North American Financial Services Sector Index
S&P 500 Index

Item 6.  Selected Financial Data
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the selected consolidated statement of operations data for the years ended December 31, 2010, 2011 and 2012 and the selected consolidated balance sheet data at December 31, 2011 and 2012 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statement of operations data and other data for the years ended December 31, 2008 and 2009 and the selected consolidated balance sheet data at December 31, 2008, 2009 and 2010 have been derived from Nationstar's audited consolidated financial statements that are not included in this Annual Report.

Year ended December 31,	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:	(in thousands, except earnings per share amounts)
Cash and cash equivalents	$152,649	$62,445	$21,223	$41,645	$9,357
Accounts receivable	3,043,606	562,300	441,275	513,939	355,975
Mortgage loans held for sale	1,480,537	458,626	369,617	203,131	560,354
Mortgage servicing rights (at fair value)	635,860	251,050	145,062	114,605	110,808
Total assets	7,126,143	1,787,931	1,947,181	1,280,185	1,122,001
Notes payable	3,601,586	873,179	709,758	771,857	810,041
Unsecured senior notes	1,062,635	280,199	244,061	—	—
Nonrecourse debt-legacy assets	100,620	112,490	138,662	177,675	—
Excess spread financing (at fair value)	288,089	44,595	—	—	—
ABS nonrecourse debt (at fair value)	—	—	496,692	—	—
Total liabilities	6,368,461	1,506,622	1,690,809	1,016,362	866,079
Total equity	757,682	281,309	256,372	263,823	255,922

Consolidated Statements of Operations Data:
Total revenues	$984,315	$377,841	$261,428	$78,869	$(12,656)
Total expenses and impairments	582,045	306,183	220,976	142,367	147,777
Total other (expense) income	(125,687)	(50,771)	(50,366)	(17,379)	2,823
Income (loss) before taxes	276,583	20,887	(9,914)	(80,877)	(157,610)
Total income tax expense	71,296	—	—	—	—
Net income (loss)	205,287	20,887	(9,914)	(80,877)	(157,610)
Reclassification of loss of investment in debt securities due to other than temporary impairments	—	—	—	—	3,903
Change in value of designated cash flow hedges	—	(1,071)	1,071	—	—
Comprehensive income (loss)	$205,287	$19,816	$(8,843)	$(80,877)	$(153,707)
Earnings (loss) per share data:
Basic earnings (loss) per share	$2.41	$0.30	$(0.14)	$(1.16)	$(2.25)
Dilutive earnings (loss) per share	$2.40	$0.30	$(0.14)	$(1.16)	$(2.25)

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(1,958,116)	$(28,903)	$(101,653)	$(83,641)	$40,212
Investing activities	(2,157,292)	(81,879)	101,197	29,983	(34,643)
Financing activities	4,205,612	152,004	(19,966)	85,946	(37,463)
Adjusted EBITDA(1) (non-GAAP measure)	456,439	135,968	65,306	46,422	21,634
Operating Segments:
Interest expense from unsecured notes	63,879	30,464	24,628	—	—
Change in fair value of mortgage servicing rights	68,242	39,000	6,043	27,915	11,701
Depreciation and amortization	8,880	3,395	1,873	1,542	1,172
Share-based compensation	14,045	14,764	8,999	579	1,633

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

	For the year ended December 31,
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2012	2011	2010
Net income/(loss)	$205,287	$20,887	$(9,914)
Plus:
Net loss from Legacy Portfolio and Other	20,483	24,892	24,806
Income Tax Expense	71,296	—	—
Income from Operating Segments	297,066	45,779	14,892
Adjust for:
Interest expense from unsecured senior notes	63,879	30,464	24,628
Depreciation and amortization	8,880	3,395	1,873
Change in fair value of mortgage servicing rights	68,242	39,000	6,043
Amortization of mortgage servicing rights/obligations - at amortized cost	(5,120)	—	—
Exit costs (2)	—	1,836	—
Share-based compensation	14,045	14,764	8,999
Fair value changes on excess spread financing	10,684	3,060	—
Fair value changes on interest rate swap (1)	(1,237)	(298)	9,801
Ineffective portion of cash flow hedge	—	(2,032)	(930)
Adjusted EBITDA	$456,439	$135,968	$65,306

(1)	Relates to an interest rate swap agreement which was treated as an economic hedge under ASC 815.

(2)
Exit costs for the year ended December 31, 2011, are primarily due to reserves on future lease payments related to a restructuring program initiated in November 2011, which included closing several offices and the termination of a portion of our workforce.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 74.9% annually on a compounded basis. As of December 31, 2012, we serviced over 1.1 million residential mortgage loans with an aggregate UPB of $207.8 billion, making us the largest non-bank servicer in the United States as of December 31, 2012.
We service loans as the owner of the MSRs, which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of December 31, 2012, our primary servicing and subservicing, represented 64.7% and 21.6%, respectively of our total servicing portfolio, with 13.7% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate several adjacent real estate services businesses designed to meet the changing needs of the mortgage industry which we have named Solutionstar. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO (real-estate owned) process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.
We operate a fully integrated loan originations platform to complement and enhance our servicing business. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate risk, typically sell these loans within 30 days while retaining the associated servicing rights. Our originations efforts are primarily focused on “re-origination,” which involves actively working with existing borrowers to refinance their mortgage loans. By re-originating loans for existing borrowers, we retain the servicing rights, thereby extending the longevity of the servicing cash flows, which we refer to as “recapture.”
We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a nonrecourse loan that requires no additional capital or equity contributions. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the variable interest entities’ (VIE) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to consolidation accounting guidance related to VIEs adopted on January 1, 2010.
The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.
Critical Accounting Policies
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements (b) sale of mortgage loans (c) accounting for mortgage loans held for investment, subject to nonrecourse debt and (d) valuation of deferred tax asset. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements include (i) the valuation of mortgage loans held for sale, (ii) the valuation of mortgage loans held for investment, subject to ABS nonrecourse debt, (iii) the valuation of MSRs, (iv) the valuation of derivative instruments, (v) the valuation of ABS nonrecourse debt, and (vi) the valuation of excess spread financing.

Fair Value Measurements

(i)
Mortgage Loans Held for Sale – We have elected to measure newly originated conventional residential mortgage loans held for sale at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments to purchase loans, calculated on an aggregate basis.

(ii)
Mortgage Loans Held for Investment, Subject to ABS Nonrecourse Debt – We determine the fair value on loans held for investment, subject to ABS nonrecourse debt using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market. Although we utilize and give priority to observable market inputs, such as interest rates and market spreads within these models, we typically are required to utilize internal inputs, such as prepayment speeds, credit losses and discount rates. These internal inputs require the use of our judgment and can have a significant impact on the determination of the loan’s fair value. In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, we derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt.

(iii)
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

We use internal financial models that use, wherever possible, market participant data to value these MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a periodic basis, a majority of these MSRs are reviewed by an outside valuation expert.

(iv)
Derivative Financial Instruments – We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS, forward loan sale commitments and interest rate swaps and caps. We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations we intend to sell. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The estimated fair values of forward sales of MBS and interest rate swaps and caps are based on the exchange price or dealer market price and are recorded as other assets or derivative financial instruments liabilities in the consolidated balance sheet. The initial and subsequent changes in value on forward sales of MBS are a component of gain on mortgage loans held for sale in the consolidated statement of operations and comprehensive income. The estimated fair values of IRLCs, loan purchase commitments (LPCs), and forward sale commitments are based on the fair value of related mortgage loans which is based on observable market date. Fair value amounts of IRLCs are adjusted for expected execution of outstanding loan commitments. IRLCs and LPC's are recorded in other assets and forward sale commitments are recorded as a component of mortgage loans held for sale in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs, LPCs, and forward sale commitments are a component of gain on mortgage loans held for sale in the consolidated statement of operations and comprehensive income.

(v)
ABS Nonrecourse Debt – Effective January 1, 2010, accounting guidance related to VIEs eliminated the concept of a qualifying special purpose entity (QSPE), and all existing special purpose entities (SPEs) are subject to the new consolidation guidance. Upon adoption of this new accounting guidance, we identified certain securitization trusts where we, through our affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate us to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, as master servicer on the related mortgage loans, we retain the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that we have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in our consolidated financial statements. Upon consolidation of these VIEs, we derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, and any remaining residual interests. In addition, we recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on our consolidated balance sheet.
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

(vi)
Excess Spread Financing – In conjunction with the acquisition of certain of our MSRs, we enter into a sale and assignment agreements, which we treat as a financing with an affiliated entity of Fortress Investment Group, whereby we sell the right to receive a portion of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We retain all ancillary income associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs.

Sale of Mortgage Loans
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered by us. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates us to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. Loan securitizations structured as sales as well as whole loan sales are accounted for as sales of mortgage loans and the resulting gains or losses on such sales, net of any accrual for standard representations and warranties, are reported in operating results as a component of gain on mortgage loans held for sale in the consolidated statement of operations during the period in which the securitization closes or the sale occurs.
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt
We account for the loans that were transferred to held for investment from held for sale during October 2009 in a manner that is required by ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, we evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that we would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). We consider expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield). The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through an adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

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

Results of Operations
Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in Note 24 - Business Segment Reporting in the accompanying Notes to Consolidated Financial Statements.
The following table summarizes our consolidated operating results for the periods indicated (in thousands, except per share amounts).

	For the year ended December 31,
	2012	2011	2010
Revenues:
Servicing fee income	$462,495	$233,411	$167,126
Other fee income	34,656	35,294	16,958
Total fee income	497,151	268,705	184,084
Gain on mortgage loans held for sale	487,164	109,136	77,344
Total revenues	984,315	377,841	261,428
Expenses and impairments:
Salaries, wages and benefits	358,455	202,290	149,115
General and administrative	201,587	82,183	58,913
Provision for loan losses	2,353	3,537	3,298
Loss on foreclosed real estate and other	2,864	6,833	205
Occupancy	16,786	11,340	9,445
Total expenses and impairments	582,045	306,183	220,976
Other income (expense):
Interest income	71,586	66,802	98,895
Interest expense	(197,308)	(105,375)	(116,163)
Contract termination fees	15,600	—	—
Loss on equity method investments	(14,571)	(107)	—
Gain/(loss) on interest rate swaps and caps	(994)	298	(9,801)
Fair value changes in ABS securitizations	—	(12,389)	(23,297)
Total other (expense)	(125,687)	(50,771)	(50,366)
Income (loss) before taxes	276,583	20,887	(9,914)
Income tax expense	71,296	—	—
Net income / (loss)	205,287	20,887	(9,914)
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedges	—	(1,071)	1,071
Comprehensive income (loss)	$205,287	$19,816	$(8,843)
Earnings (loss) per share:
Basic earnings (loss) per share	$2.41	$0.30	$(0.14)
Diluted earnings (loss) per share	$2.40	$0.30	$(0.14)

Comparison of Consolidated Results for the Years Ended December 31, 2012 and 2011
Revenues increased $606.5 million from $377.8 million for the year ended December 31, 2011 to $984.3 million for the year ended December 31, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments amounting to $68.2 million for the year ended December 31, 2012, as compared to $39.0 million for the comparable 2011 period. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $136.4 billion for the year ended December 31, 2012, compared to $81.5 billion for the year ended December 31, 2011, and an increase in modification fees earned from HAMP and other non-HAMP modifications. Also included in our 2012 results was $40.4 million in reverse mortgage service fee income. There was no reverse mortgage service fee income in 2011 and 2010. The increase in the gain on loans held for sale was a result of the $4.5 billion, or 132.4%, increase in the amount of loans originated during the 2012 period compared to the 2011 period and higher margins earned on the sale of residential mortgage loans during the period.
Expenses and impairments increased $275.8 million from $306.2 million for the year ended December 31, 2011 to $582.0 million for the year ended December 31, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $74.9 million from $50.8 million for the year ended December 31, 2011 to $125.7 million for the year ended December 31, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities and the interest expense related to the increase in our unsecured senior notes during 2012. Additionally, we recognized a loss on equity investment of $14.6 million during 2012 compared to $0.1 million in 2011. The increase in the loss relates to the decision to wind down the operation of the underlying entity. (see Note 27 - Related Party Disclosure). These amounts were partially offset by our recording of a $15.6 million contract termination fee related to a potential acquisition of certain assets of a financial services company in bankruptcy. Because we were not the highest bidder in the bankruptcy auction, we earned a break-up fee. We recorded this fee net of the amount we paid our co-investment partner in the potential acquisition.
Income tax expense amounted to $71.3 million for the year ended December 31, 2012 with no corresponding amount for the year ended December 31, 2011. We became a taxable entity during 2012 in conjunction with our initial public offering and reorganization (see Note 15 - Income Taxes).
Comparison of Consolidated Results for the Years Ended December 31, 2011 and 2010
Revenues increased $116.4 million from $261.4 million for the year ended December 31, 2010 to $377.8 million for the year ended December 31, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments amounting to $39.0 million for the year ended December 31, 2012, as compared to $16.0 million for the comparable 2010 period. The increase in our total fee income was primarily the result of our higher average servicing portfolio balance of $81.5 billion for the year ended December 31, 2011, compared to $38.7 billion for the year ended December 31, 2010, and an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $0.6 billion, or 21.4%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.
Expenses and impairments increased $85.2 million from $221.0 million for the year ended December 31, 2010 to $306.2 million for the year ended December 31, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $0.4 million from $50.4 million for the year ended December 31, 2010 to $50.8 million for the year ended December 31, 2011, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities. This amount was partially offset by the impact of our fair value mark-to-market losses that were realized on our 2009-ABS interest rate swap for $9.8 million for the year ended December 31, 2010, compared to a $0.3 million gain recognized for the year ended December 31, 2011.

Segment Results

Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans (i) originated mostly from April to July 2007 or (ii) acquired from CHEC, and VIEs which were consolidated pursuant to the January 1, 2010 adoption of consolidation guidance related to VIEs. As of December 31, 2011 and thereafter, we had no consolidated VIEs.
The accounting policies of each reportable segment are the same as those of the consolidated financial statements except for (i) expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting, (ii) revenues generated on inter-segment services performed, and (iii) interest expense on unsecured senior notes. Expenses are allocated to individual segments based on the estimated value of services performed, including total revenue contributions, personnel headcount, and the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.
All tables in this section are presented in thousands unless otherwise indicated.

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans.

The following table summarizes our consolidated pre-tax operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Revenues:
Servicing fee income	$462,001	$238,394	$175,569
Other fee income	35,133	17,189	7,273
Total fee income	497,134	255,583	182,842
Gain on mortgage loans held for sale	—	—	—
Total revenues	497,134	255,583	182,842
Expenses and impairments:
Salaries, wages and benefits	195,446	123,655	78,269
General and administrative	130,727	48,611	24,664
Occupancy	11,521	5,664	4,350
Loss on foreclosed real estate and other	463	—	—
Total expenses and impairments	338,157	177,930	107,283
Other income (expense):
Interest income	30,936	2,263	263
Interest expense	(156,817)	(58,024)	(51,791)
Contract termination fee	15,600	—	—
Loss on equity method investments	(14,571)	(107)	—
Gain (loss) on interest rate swaps and caps	1,237	298	(9,801)
Total other (expense)	(123,615)	(55,570)	(61,329)
Income before taxes	$35,362	$22,083	$14,230
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the characteristics of our servicing portfolio at the periods indicated.

	December 31,
	2012	2011	2010
Servicing Portfolio ($ in millions)
Unpaid principal balance:
Special Servicing	$10,775	$10,165	$4,893
Government-sponsored enterprises	109,867	69,772	52,194
Non-Agency Securitizations	53,294	18,868	7,089
Total boarded forward servicing portfolio	173,936	98,805	64,176
Acquired Servicing Rights owned - serviced by others	4,946	—	—
Acquired Servicing Rights owned - serviced by predecessor	550	—	—
Total forward servicing portfolio	179,432	98,805	64,176
Reverse mortgage servicing	28,382	—	—
Reverse mortgage servicing under contract	—	7,781	—
Total servicing portfolio unpaid principal balance	$207,814	$106,586	$64,176
The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio (excluding loans serviced by others and predecessors) for the years ended December 31, 2012, 2011, and 2010.

	Year ended December 31,
	2012	2011	2010
	($ in millions, except for average loan amount)
Loan count-servicing	979,414	596,011	389,172
Ending unpaid principal balance	$173,936	$98,805	$64,176
Average unpaid principal balance	$136,371	$81,491	$38,653
Average loan amount	$177,592	$165,778	$164,904
Average coupon	5.34%	5.43%	5.74%
Average FICO	671	627	631
60+ delinquent (% of loans) (1)	14.1%	14.7%	17.0%
Total prepayment speed (12 month constant pre-payment rate)	15.7%	13.4%	13.3%

(1)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio at December 31, 2012. We had no reverse servicing portfolio prior to 2012.

December 31,
($ in millions, except for average loan amount)	2012
Loan count	170,463
Ending unpaid principal balance	$28,382
Average loan amount	$166,498
Average borrower age	76

Servicing Segment for the Years Ended December 31, 2012 and 2011
Servicing fee income consists of the following for the periods indicated (in thousands).

	Year ended December 31,
	2012	2011
Servicing fee income	$376,497	$207,102
Loss mitigation and performance-based incentive fees	28,821	15,671
Modification fees	48,511	32,552
Reverse mortgage service fees	40,450	—
Late fees and other ancillary charges	31,930	23,728
Other servicing fee related revenues	9,598	1,401
Total servicing fee income before MSR fair value adjustments	535,807	280,454
Fair value adjustments on excess spread financing	(10,684)	(3,060)
Reverse mortgage servicing amortization/accretion	5,120	—
Fair value adjustments on MSR	(68,242)	(39,000)
Total servicing fee income	$462,001	$238,394
The following tables provide servicing fee income and UPB by primary servicing, subservicing and reverse servicing for and at the periods indicated.

	Year ended December 31,
	2012	2011
Servicing Fee Income	(in thousands)
Primary servicing	$350,829	$164,096
Subservicing	144,528	116,358
Reverse servicing	40,450	—
Total servicing fee income before MSR fair value adjustments	$535,807	$280,454

	December 31,
	2012	2011
Unpaid Principal Balance	(in millions)
Primary servicing	$134,511	$45,817
Subservicing	44,921	52,988
Reverse servicing	28,382	—
Total unpaid principal balance	$207,814	$98,805
Servicing fee income was $462.0 million for the year ended December 31, 2012 compared to $238.4 million for the year ended December 31, 2011, an increase of $223.6 million, or 93.8%, primarily due to the net effect of the following:

•
Increase of $169.4 million due to higher average UPB of $136.4 billion in 2012 compared to $81.5 billion in 2011. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors to $89.8 billion in the year ended December 31, 2012 from $61.0 billion in the comparable 2011 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $36.1 billion in the year ended December 31, 2012 compared to $13.0 billion in the comparable 2011 period.

•	Increase of $40.5 million from fees earned from our reverse mortgage portfolio for which we began servicing in January 2012.

•	Increase of $15.9 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $13.1 million due to higher loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $8.2 million from increased collections from late fees and other ancillary charges.

•
Increase of $8.2 million in other servicing fee income due to our June 2012 Aurora servicing portfolio acquisition. In conjunction with this acquisition, we acquired a master servicing portfolio of over $4.9 billion. Revenues related to the master servicing portfolio are included in other servicing fee income.

•
Decrease of $29.2 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Increase of $5.1 million from the net impact of accretion/amortization on our mortgage servicing rights related to acquisitions of reverse mortgage portfolios during 2012 with no comparable accretion/amortization recorded during the twelve months ended December 31, 2011.

•
Decrease of $7.6 million from the change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings. Within these agreements, we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other fee income was $35.1 million for the year ended December 31, 2012 compared to $17.2 million for the year ended December 31, 2011, an increase of $17.9 million, or 104.1% due to higher commissions earned on lender placed insurance and higher REO sales commissions.
The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	Year ended December 31,
Other Fee Income	2012	2011
Primary servicing	$3,670	$5,520
Subservicing	185	3,038
Adjacent businesses	31,278	8,631
Total other fee income	$35,133	$17,189

Expenses and impairments were $338.2 million for the year ended December 31, 2012 compared to $177.9 million for the year ended December 31, 2011, an increase of $160.3 or 90.1%, primarily due to the increase of $71.7 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,966 in 2011 to 2,400 in 2012 and an increase of $82.1 million in general and administrative expenses associated with increased headcount and growth in the servicing portfolio. In addition, occupancy expense increased from $5.7 million in 2011 to $11.5 million in 2012. This increase was due to the expense related to the additional locations required to house our growing servicing headcount due to the increase in the UPB of loans that we service.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	Year ended December 31,
Expenses and impairments	2012	2011
Primary servicing	$154,732	$70,549
Subservicing	118,901	82,938
Reverse servicing	30,525	—
Adjacent businesses	18,429	9,100
Other servicing segment expenses	15,570	15,343
Total expenses and impairments	$338,157	$177,930
Total other income (expense) was $(123.6) million for the year ended December 31, 2012 compared to $(55.6) million for the year ended December 31, 2011, an increase in expense, net of income, of $68.0 million, or 122.3%, primarily due to the net effect of the following:

•
Interest expense was $156.8 million for the year ended December 31, 2012 compared to $58.0 million for the year ended December 31, 2011, an increase of $98.8 million, or 170.3%, primarily due to higher average outstanding debt (excluding unsecured senior notes) of $1,334.5 million in the year ended December 31, 2012 compared to $642.9 million in the comparable 2011 period. Interest expense from the unsecured senior notes was $57.7 million and $30.3 million, respectively, for the years ended December 31, 2012 and 2011. In 2011, interest expense also includes gains for the ineffective portion of cash flow hedge of $2.0 million.

•
Interest income was $30.9 million for the year ended December 31, 2012 compared to $2.3 million for the year ended December 31, 2011, an increase of $28.6 million, due in part to interest earned on our participating interests in reverse mortgages combined with accretion recognized related to discounts recorded on acquired servicer advances. During 2012, in conjunction with an MSR acquisition, we allocated a discount to the related servicer advances. This discount is realized as the underlying servicer advances are collected. We recognized $11.3 million of the discount in 2012 related to collections on the servicer advances.

•
We recorded $15.6 million of contract termination fees for the year ended December 31, 2012. During 2012, we pursued a potential acquisition of the mortgage servicing rights and other assets of a financial services company in bankruptcy and received the right to receive a breakup fee in the event that we did not win the bankruptcy auction for these assets. We were not the highest bidder in the auction and subsequently received the breakup fee which was recorded in contract termination fees, net of the portion payable to Nationstar's co-investment partner in the potential acquisition. We did not recognize any contract termination fees in 2011 or 2010.

•
We recognized a loss on equity investment of $14.6 million during 2012 compared to $0.1 million in 2011. The large increase in the loss relates to the decision to wind down the operation of the underlying entity. (see Note 27- Related Party Disclosure).

Servicing Segment for the Years Ended December 31, 2011 and 2010
Servicing fee income consists of the following for the periods indicated (in thousands).

Year ended December 31,	2011	2010
Servicing fee income	$207,102	$118,443
Loss mitigation and performance-based incentive fees	15,671	16,621
Modification fees	32,552	21,792
Late fees and other ancillary charges	23,728	22,828
Other servicing fee related revenues	1,401	1,928
Total servicing fee income before MSR fair value adjustments	280,454	181,612
Fair value adjustments on excess spread financing	(3,060)	—
Fair value adjustments on MSR	(39,000)	(6,043)
Total servicing fee income	$238,394	$175,569

The following tables provide servicing fee income and UPB by primary servicing and subservicing for and at the periods indicated.

Servicing Fee Income
Year ended December 31,	2011	2010
Primary servicing	$164,096	$161,312
Subservicing	116,358	20,300
Total servicing fee income before MSR fair value adjustments	$280,454	$181,612

UPB (in millions)
December 31,	2011	2010
Primary servicing	$45,817	$34,404
Subservicing	52,988	29,772
Total unpaid principal balance	$98,805	$64,176
Servicing fee income was $238.4 million for the year ended December 31, 2011 compared to $175.6 million for the year ended December 31, 2010, an increase of $62.8 million, or 35.8%, primarily due to the net effect of the following:

(a)
Increase of $88.7 million due to higher average UPB of $81.5 billion in the 2011 period compared to $38.7 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors of $61.0 billion in the 2011 period compared to $28.0 billion in the comparable 2010 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $13.0 billion in the year ended December 31, 2011 compared to $7.4 billion in the comparable 2010 period.

(b)	Increase of $10.8 million due to higher modification fees earned from HAMP and non-HAMP modifications.

(c)	Decrease of $0.9 million due to decreased loss mitigation and performance-based incentive fees earned from a GSE.

(d)
Decrease of $33.0 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.
Other fee income was $17.2 million for the year ended December 31, 2011 compared to $7.3 million for the year ended December 31, 2010, an increase of $9.9 million, or 135.6%, due to higher commissions earned on lender placed insurance and higher REO sales commissions from the growth of the servicing portfolio.
The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

Other Fee Income
Year ended December 31,	2011	2010
Primary servicing	$5,520	$6,865
Subservicing	3,038	408
Adjacent businesses	8,631	—
Total other fee income	$17,189	$7,273
Expenses and impairments were $177.9 million for the year ended December 31, 2011 compared to $107.3 million for the year ended December 31, 2010, an increase of $70.6 million, or 65.8%, primarily due to the increase of $45.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,178 in 2010 to 1,966 in 2011 and an increase of $25.2 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio. Our 2011 operating results include an $8.2 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team during the third quarter of 2010.
The following table provides key primary servicing, subservicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

Expenses and impairments
Year ended December 31,	2011	2010
Primary servicing	$70,549	$82,772
Subservicing	82,938	18,276
Adjacent businesses	9,100	—
Other Servicing Segment expenses	15,343	6,235
Total expenses and impairments	$177,930	$107,283
Other Servicing Segment expenses primarily include share-based compensation expenses.
Total other income (expense) was $(55.6) million for the year ended December 31, 2011 compared to $(61.3) million for the year ended December 31, 2010, a decrease in expense, net of income, of $5.7 million, or 9.3%, primarily due to the net effect of the following:

•
Interest income was $2.3 million for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010, an increase of $2.0 million, due to higher average outstanding custodial cash deposit balances on custodial cash accounts as a result of the growth in our servicing portfolio.

•
Interest expense was $58.0 million for the year ended December 31, 2011 compared to $51.8 million for the year ended December 31, 2010, an increase of $6.2 million, or 12.0%, primarily due to higher average outstanding debt of $642.9 million in the year ended December 31, 2011 compared to $638.6 million in the comparable 2010 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior notes was $30.3 million and $22.1 million, respectively, for the years ended December 31, 2011 and 2010. Interest expense also includes gains for the ineffective portion of cash flow hedge of $2.0 million and $0.9 million, respectively, for the years ended December 31, 2011 and 2010.

•
Loss on interest rate swaps and caps was $9.8 million for the year ended December 31, 2010 compared to a $0.3 million gain for the year ended December 31, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations. In conjunction with our October 2011 amendment to our 2010-ABS Advance Financing Facility, we paid off our 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of the 2009-ABS Advance Financing Facility, we de-designated the underlying interest rate swap on our 2009-ABS Advance Financing Facility. Our outstanding 2010-ABS interest rate swap served as an economic hedge during the period it was outstanding for the year ended December 31, 2011.

Originations Segment
The Originations Segment involves the origination, packaging, and sale of GSE mortgage loans into the secondary markets via whole loan sales or securitizations.

The following table summarizes our consolidated pre-tax operating results for the periods indicated (in thousands).

	Year ended December 31,
	2012	2011	2010
Revenues:
Servicing fee income	$—	$—	$—
Other fee income (expense)	(291)	14,109	7,042
Total fee income (expense)	(291)	14,109	7,042
Gain on mortgage loans held for sale	487,142	109,431	77,498
Total revenues	486,851	123,540	84,540
Expenses and impairments:
Salaries, wages and benefits	152,254	71,697	57,852
General and administrative	62,607	26,344	26,761
Occupancy	4,882	3,566	2,307
Total expenses and impairments	219,743	101,607	86,920
Other income (expense):
Interest income	20,426	12,718	11,848
Interest expense	(25,830)	(10,955)	(8,806)
Total other income (expense)	(5,404)	1,763	3,042
Income before taxes	$261,704	$23,696	$662
Increase in originations volume is a primary driver of the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the periods indicated.

	Year ended December 31,
Originations Volume (in millions):	2012	2011	2010
Retail	$4,361	$2,200	$1,608
Wholesale	2,966	1,212	1,184
Correspondent	569	—	—
Total Originations	$7,896	$3,412	$2,792
Originations Segment for the Years Ended December 31, 2012 and 2011
Total revenues were $486.9 million for the year ended December 31, 2012 compared to $123.5 million for the year ended December 31, 2011, an increase of $363.4 million, or 294.3%, primarily due to the net effect of the following:

•
Other fee income (expense) was $(0.3) million for the year ended December 31, 2012 compared to $14.1 million for the year ended December 31, 2011, a decrease of $14.4 million, or (102.1)%, primarily due to lower points and fees collected as a result of product mix changes in originations from 2011 to 2012, combined with an increase in fees paid to third party mortgage brokers.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

Year ended December 31,	2012	2011
Gain on sale	$288,766	$68,567
Provision for repurchases	(13,121)	(5,534)
Capitalized servicing rights	58,607	36,474
Fair value mark-to-market adjustments	18,368	11,159
Mark-to-market on derivatives/hedges	134,522	(1,235)
Total gain on mortgage loans held for sale	$487,142	$109,431

Gain on mortgage loans held for sale was $487.1 million for the year ended December 31, 2012, compared to $109.4 million for the year ended December 31, 2011, an increase of $377.7 million, or 345.2%, primarily due to the net effect of the following:

•
Increase of $220.2 million from larger volume of originations, which increased from $3.4 billion in 2011 to $7.9 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $135.7 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs, LPCs, and forward sales of MBS.

•	Increase of $22.1 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $7.2 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $7.6 million from a larger provision for repurchases as a result of the increase in our loan sale volume.

Expenses and impairments were $219.7 million for the year ended December 31, 2012 compared to $101.6 million for the year ended December 31, 2011, an increase of $118.1 million, or 116.2%, primarily due to the net effect of the following:

•
Increase of $80.6 million in salaries, wages and benefits expense from increase in average headcount of 988 in 2011 to 1,157 in 2012 and increases in performance-based compensation due to the large increase in originations volume.

•	Increase of $37.6 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2012 period.

Total other income (expense) was $(5.4) million for the year ended December 31, 2012 compared to $1.8 million for the year ended December 31, 2011, a decrease in income, net of expense, of $7.2 million, or 400.0%, primarily due to the net effect of the following:

•
Interest income was $20.4 million for the year ended December 31, 2012 compared to $12.7 million for the year ended December 31, 2011, an increase of $7.7 million, or 60.6%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $25.8 million for the year ended December 31, 2012 compared to $11.0 million for the year ended December 31, 2011, an increase of $14.8 million, or 134.5%, primarily due to an increase in originations volume in 2012 and associated financing required to originate these loans, including interest expense attributable to the originations segment on our unsecured senior notes, combined with $6.2 million of interest expense on senior unsecured notes. During 2012, we allocated a portion of our interest expense from these unsecured notes to our Originations segment to match the benefit this segment will receive from future portfolio acquisitions due to the ability to recapture portfolio runoff.

Originations Segment for the Years Ended December 31, 2011 and 2010

Total revenues were $123.5 million for the year ended December 31, 2011 compared to $84.5 million for the year ended
December 31, 2010, an increase of $39.0 million, or 46.2%, primarily due to the net effect of the following:

•	Other fee income was $14.1 million for the year ended December 31, 2011 compared to $7.0 million for the year ended
December 31, 2010, an increase of $7.1 million, or 101.4%, primarily due to higher points and fees collected as a result of the $620.6 million increase in loan originations volume, combined with a decrease in fees paid to third party mortgage brokers.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

Year ended December 31,	2011	2010
Gain on sale	$68,567	$51,839
Provision for repurchases	(5,534)	(4,649)
Capitalized servicing rights	36,474	26,253
Fair value mark-to-market adjustments	11,159	2,301
Mark-to-market on derivatives/hedges	(1,235)	1,754
Total gain on mortgage loans held for sale	$109,431	$77,498

Gain on mortgage loans held for sale was $109.4 million for the year ended December 31, 2011, compared to $77.5 million for the year ended December 31, 2010, an increase of $31.9 million, or 41.2%, primarily due to the net effect of the following:

•
Increase of $16.8 million from larger volume of originations, which increased from $2.8 billion in 2010 to $3.4 billion in 2011, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $10.2 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $8.9 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $3.0 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $0.9 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.

Expenses and impairments were $101.6 million for the year ended December 31, 2011 compared to $86.9 million for the year ended December 31, 2010, an increase of $14.7 million, or 16.9%, primarily due to the net effect of the following:

•	Increase of $13.8 million in salaries, wages and benefits expense from increase in average headcount of 688 in 2010 to
988 in 2011 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $0.8 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2011 period. Additionally we recorded total charges in
November 2011 of $1.8 million related to our strategic decision to refocus our strategy with respect to our originations platform.
Total other income (expense) was $1.8 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010, an increase in income, net of expense, of $1.2 million, or 40.0%, primarily due to the net effect of the following:

•	Interest income was $12.7 million for the year ended December 31, 2011 compared to $11.8 million for the year ended
December 31, 2010, an increase of $0.9 million, or 7.6%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•	Interest expense was $11.0 million for the year ended December 31, 2011 compared to $8.8 million for the year ended
December 31, 2010, an increase of $2.2 million, or 25.0%, primarily due to an increase in originations volume in 2011 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans.
Legacy Portfolio and Other
Through December 2009, our Legacy Portfolio and Other consisted primarily of non-prime and nonconforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are primarily a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. Prior to September 2009, these residential mortgage loans were classified as mortgage loans held for sale on our consolidated balance sheet and carried at the lower of cost or fair value and financed through a combination of our existing warehouse facilities and our corporate note. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. Subsequent to the transfer date, we completed the securitization of the mortgage loans, which was structured as a secured borrowing. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.
Effective January 1, 2010, accounting guidance eliminated the concept of a QSPE. Consequently, all existing securitization trusts are considered VIEs and are now subject to the new consolidation guidance. Upon consolidation of certain of these VIEs, we recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt. See Note 3 – Variable Interest Entities and Securitizations to our Consolidated Financial Statements. Additionally, we elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. Assets and liabilities related to these VIEs are included in Legacy Assets and Other in our segmented results.
In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE, we derecognized the related mortgage loans held for investment, subject to ABS nonrecourse debt and the ABS nonrecourse debt.

The following table summarizes our consolidated pre-tax operating results for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Revenues:
Servicing fee income	$2,287	$1,972	$820
Other fee income	(186)	3,996	2,643
Total fee income	2,101	5,968	3,463
Gain on mortgage loans held for sale	—	—	—
Total revenues	2,101	5,968	3,463
Expenses and impairments:
Salaries, wages and benefits	10,757	7,233	13,148
General and administrative	8,251	7,228	7,488
Provision for loan losses	1,890	3,537	3,298
Loss on sale of foreclosed real estate and other	2,864	6,833	205
Occupancy	383	2,110	2,788
Total expenses and impairments	24,145	26,941	26,927
Other income (expense):
Interest income	18,431	44,866	77,521
Interest expense	(14,639)	(36,396)	(55,566)
Loss on interest rate swaps and caps	(2,231)	—	—
Fair value of changes in ABS securitizations	—	(12,389)	(23,297)
Total other income (expense)	1,561	(3,919)	(1,342)
Loss before taxes	$(20,483)	$(24,892)	$(24,806)

The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the periods indicated (in thousands).

	Year ended December 31,
	2012	2011	2010 (1)
Performing – UPB	$260,219	$279,730	$1,037,201
Nonperforming (90+ Delinquency) - UPB	93,935	90,641	337,779
REO - Estimated Fair Value	10,467	3,668	27,337
Total Legacy Portfolio and Other – UPB	$364,621	$374,039	$1,402,317

(1)	Amounts include one previously off-balance sheet securitization which was consolidated upon adoption of ASC 810, Consolidation, related to consolidation of certain VIEs.
Legacy Portfolio and Other Segment for the Years Ended December 31, 2012 and 2011
Total revenues were $2.1 million for the year ended December 31, 2012 compared to $6.0 million for the year ended December 31, 2011, a decrease of $3.9 million. This decrease was primarily a result of lower ancillary income on our legacy portfolio.
Total expenses and impairments decreased by $2.8 million to $24.1 million for the year ended December 31, 2012 compared to $26.9 million for the year ended December 31, 2011. This decrease was primarily the result of decreases in loss on sale of foreclosed real estate and occupancy partially offset by increases in salaries, wages and benefits and general and administrative expenses. Also, in December 2011, we deconsolidated VIEs in which we were no longer the primary beneficiary of any variable interests associated with the consolidated trusts.

Interest income, net of interest expense, decreased to $3.8 million for the year ended December 31, 2012 as compared to $8.5 million for the year ended December 31, 2011. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of July 1, 2010.
There were no fair value changes in ABS securitizations for the year ended December 31, 2012 as compared to a $12.4 million decrease for the year ended December 31, 2011. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and REO) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).
Legacy Portfolio and Other Segment for the Years Ended December 31, 2011 and 2010
Total revenues were $6.0 million for the year ended December 31, 2011 compared to $3.5 million for the year ended December 31, 2010, an increase of $2.5 million. This increase was primarily a result of higher ancillary income on our legacy portfolio.
Interest income, net of interest expense, decreased to $8.5 million for the year ended December 31, 2011 as compared to $21.9 million for the year ended December 31, 2010. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of July 1, 2010.
Fair value changes in ABS securitizations were $12.4 million for the year ended December 31, 2011 as compared to a $23.3 million decrease for the year ended December 31, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and REO) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).

Analysis of Items on Consolidated Balance Sheet
The following table presents our consolidated balance sheet for the periods indicated (in thousands).

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$152,649	$62,445
Restricted cash	393,190	71,499
Accounts receivable	3,043,606	562,300
Mortgage loans held for sale	1,480,537	458,626
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $4,390 and $5,824	238,907	243,480
Reverse mortgage interests	750,273	—
Receivables from affiliates	12,604	4,609
Mortgage servicing rights – fair value	635,860	251,050
Mortgage servicing rights – amortized cost	10,973	—
Property and equipment, net of accumulated depreciation of $48,806 and $39,201, respectively	75,026	24,073
Real estate owned (REO), net	10,467	3,668
Other assets	322,051	106,181
Total assets	$7,126,143	$1,787,931

Liabilities and equity
Notes payable	$3,601,586	$873,179
Unsecured senior notes	1,062,635	280,199
Payables and accrued liabilities	631,431	183,789
Derivative financial instruments	20,026	12,370
Mortgage servicing liabilities	83,238	—
Nonrecourse debt - Legacy Assets	100,620	112,490
Excess spread financing - fair value	288,089	44,595
Participating interest financing	580,836	—
Total liabilities	6,368,461	1,506,622

Members’ units related to Nationstar Mortgage LLC	—	281,309
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,480 shares issued at December 31, 2012	905	—
Additional paid-in-capital	556,056	—
Retained earnings	205,287	—
Common shares held by subsidiary	(4,566)	—
Total equity	757,682	281,309
Total liabilities and equity	$7,126,143	$1,787,931
Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $393.2 million at December 31, 2012, an increase of $321.7 million from December 31, 2011, primarily a result of increased servicer advance reimbursement amounts driven primarily by the significant increase in our servicing portfolio during 2012.
Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $2,481.3 million to $3,043.6 million at December 31, 2012, primarily due to our significantly larger outstanding servicing portfolio, which resulted in a $2,289.0 million increase in net servicer advances.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $1,480.5 million at December 31, 2012, an increase of $1,021.9 million from December 31, 2011, primarily due to $6.9 billion in mortgage loan sales offset by $7.9 billion in loan originations during the year ended December 31, 2012. Our origination volume more than doubled in 2012 as compared to 2011.
Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets was $238.9 million at December 31, 2012, a decrease of $4.6 million from December 31, 2011.

In 2012, we purchased the servicing rights to certain reverse mortgages. As servicer of these reverse mortgages, we are required to fund certain amounts related to the underlying loans. Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $750.3 million at December 31, 2012, with no corresponding balance at December 31, 2011.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $12.6 million at December 31, 2012, an increase of $8.0 million from December 31, 2011. Prior to our March 2012 restructuring in conjunction with our initial public offering, FIF contributed a portion of the outstanding balance in receivables from affiliates related to outstanding interest rate swap settlements to us eliminating this payable amount.
MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs at fair value were $635.9 million at December 31, 2012, an increase of $384.9 million over December 31, 2011, primarily a result of the purchase of servicing portfolios for $394.4 million combined with capitalization of $58.6 million newly created MSRs, partially offset by a $68.2 million decrease in the fair value of our MSRs.
MSRs at amortized cost consists of certain reverse mortgage MSRs acquired during 2012. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. As of December 31, 2012, MSRs at amortized costs were carried at $11.0 million, with no balance as of December 31, 2011.
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net increased $50.9 million from December 31, 2011 to $75.0 million at December 31, 2012, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments, as well as the addition of certain property acquired during 2012.
REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $10.5 million at December 31, 2012, an increase of $6.8 million from December 31, 2011. This change was primarily due to the transfer of $4.3 million of mortgage loans held for investment to REO, offset by liquidations.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, loans subject to repurchase rights from Ginnie Mae. Other assets increased $215.9 million from December 31, 2011 to $322.1 million at December 31, 2012 primarily due to an increase of $140.9 million in derivative financial instruments, $36.5 million increase in loans subject to repurchase rights from Ginnie Mae, and an increase in deferred financing costs of $34.7 million (see Note 9 - Other Assets). Other assets also increased due to a deferred tax asset of $23.7 million that was recognized in 2012 (see Note 15 - Income Taxes). There was no deferred tax asset in 2011.

Liabilities and Stockholders’ Equity
At December 31, 2012, total liabilities were $6,368.5 million, a $4,861.9 million increase from December 31, 2011. The increase was primarily due to a $2.73 billion increase in notes payable and our issuance of $775 million in unsecured senior notes in 2012. In addition, we had an increase in payables and accrued liabilities of $447.6 million, an increase in excess spread financing of $243.5 million, and participating interest financing which relates to our reverse mortgage activities of $580.8 million. The increases are generally the result of our acquisitions of MSR portfolios, including Aurora, the increase in our mortgage origination business and our entry into servicing reverse mortgages.
Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $18.5 million and $10.0 million at December 31, 2012 and 2011, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.
The activity of our outstanding repurchase reserves were as follows for the periods indicated (dollars in thousands).

Year ended December 31,	2012	2011	2010
Repurchase reserves, beginning of period	$10,026	$7,321	$3,648
Additions	13,121	5,534	4,649
Charge-offs	(4,636)	(2,829)	(976)
Repurchase reserves, end of period	$18,511	$10,026	$7,321
The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

Year ended December 31,	2012		2011		2010
	UPB	Count	UPB	Count	UPB	Count
Beginning balance	$12.9	61	$4.3	21	$1.3	8
Repurchases and indemnifications	(5.5)	(26)	(6.9)	(37)	(1.9)	(8)
Claims initiated	24.3	132	32.4	154	10.8	53
Rescinded	(17.7)	(88)	(16.9)	(77)	(5.9)	(32)
Ending balance	$14.0	79	$12.9	61	$4.3	21

The following five year table details our loan sales by period (dollars in billions):

	Year Ended December 31,
	2012		2011		2010		2009		2008		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$6.9	31,261	$3.3	16,629	$2.6	13,090	$1.0	5,344	$0.5	3,412	$14.3	69,736

We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in the last several years. We believe that because of the increase in our loan originations since 2008, repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.

At December 31, 2012, outstanding equity was $757.7 million, a $476.4 million increase from December 31, 2011, which is primarily attributable to net income of $205.3 million in the 2012 period, $246.7 million in IPO proceeds, contributions of $12.8 million from FIF, and $13.3 million in share-based compensation.
Impact of Inflation and Changing Prices
Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Recent Accounting Developments
See Note 2 - Significant Accounting Policies in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.
Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased from $62.4 million as of December 31, 2011 to $152.6 million as of December 31, 2012, due to cash inflows in our financing activities, partially offset by cash outflows from operating and investing activities. Our cash balance increased from $21.2 million as of December 31, 2010 to $62.4 million as of December 31, 2011, primarily due to greater cash inflows from our financing activities, partially offset by the outflow from operating and investing activities.

We grew our servicing portfolio from $106.6 billion in UPB as of December 31, 2011 (including $7.8 billion of servicing under contract) to $207.8 billion in UPB as of December 31, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

As part of the normal course of our business, we borrow money periodically to fund servicing advances and loan originations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances and to fund our loan originations on a short-term basis. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers as required. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the loans for approximately 30 days and then pool the loans into a government securitization and repay the financing facility. At December 31, 2012 our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.7 billion.

From 2010 through 2012, we have completed offerings of $1.1 billion of unsecured senior notes, with maturity dates ranging from April 2015 to October 2020. We pay interest semi-annually to the note holders of these notes at interest rates ranging from 7.875% to 10.875%. In February 2013 we completed an additional offering of $400.0 million of unsecured senior notes. These notes also pay interest semi-annually at an interest rate of 6.5% and mature in July 2021. We use a significant portion of the proceeds from these offerings to fund newly originated loans until these funds are ultimately deployed towards the purchase of mortgage servicing rights or other purposes.

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

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. As a result our purchases of the servicing rights to certain reverse mortgages in 2012, we are required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are typically recovered upon weekly or monthly reimbursement or from sale in the market.
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

Operating Activities

Our operating activities used $1,958.1 million and $28.9 million of cash flow for the years ended December 31, 2012 and 2011, respectively. The decrease of $1,929.2 million was primarily due to the net effect of the following:

•
Operating cash decreased $4,491.9 million due to higher volume in our originations segment. We originated $7,904.1 million in residential mortgage loans during 2012, compared to $3,412.2 million during 2011. This decrease was partially offset by an increase of $3,794.3 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $7,197.7 million in cash proceeds from loan sales and principal collections during 2012, compared to $3,403.4 million during 2011.

•	Decrease of $1,075.4 million in cash outflows used by working capital which used $1,097.1 million during 2012 compared to $21.7 million during 2011.
Our operating activities used ($28.9) million of cash flow for the year ended December 31, 2011 compared to ($101.7) million of cash flow for the same period in the prior year. The decrease in cash used in operating activities of $72.8 million during the 2011 period was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for working capital. The improvement was primarily due to the net effect of the following:

•
$718.6 million improvement in proceeds received from sale of originated loans, which provided $3,339.9 million and $2,621.3 million for the years ending December 31, 2011 and 2010, respectively, partially offset by a $620.6 million increase in cash used to originate loans. Mortgage loans originated and purchased, net of fees, used $3,412.2 million and $2,791.6 million in the years ending December 31, 2011 and 2010, respectively.

•
$74.1 million decrease in cash outflows used for working capital, which used ($21.7) million cash for the year ended December 31, 2011 and provided $52.4 million during the same period in the prior year.

Investing Activities

Our investing activities used $2,157.3 million and $81.9 million of cash flow for the years ending December 31, 2012 and 2011, respectively. The $2,075.4 million decrease in cash flows used by investing activities from the 2011 period to the 2012 period was primarily a result of our two significant MSR acquisitions. In May 2012, we acquired the servicing rights of a $10.4 billion forward residential servicing portfolio, which transferred in July 2012. Additionally in June 2012, we acquired the servicing rights of another $63 billion forward residential servicing portfolio, which primarily transferred in July 2012. Total cash used in the acquisition of our 2012 MSR acquisitions, which includes the related advances, was approximately $2.0 billion.

Our investing activities used $81.9 million and provided $101.2 million of cash flow for the years ended December 31, 2011 and 2010, respectively. The $183.1 million decrease in cash flows used by investing activities from the 2010 period to the 2011 period was primarily a result of a $78.7 million increase in total purchases and deposits on MSRs, a $26.9 million cash outflow for the purchase of reverse mortgage servicing rights, combined with a $46.3 million decrease in cash proceeds from sales of REO. Also, in March 2011, we acquired a 22% interest in ANC for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company.

Financing Activities
Our financing activities provided $4,205.6 million and $152.0 million of cash flow during the years ended December 31, 2012 and December 31, 2011, respectively. The increase in cash flow from financing activities of $4,053.6 million was primarily the result of a $2,565.0 million increase in notes payable related to additional borrowings to finance the growth in our servicing and originations business as well as the increase in senior notes of $735.5 million over the comparable period in 2011.
Our financing activities provided $152.0 million of cash flow during the year ended December 31, 2011 and used $(20.0) million of cash flow for the years ended December 31, 2010. During the year ended December 31, 2011, we provided $172.0 million more cash as a result of additional borrowings to finance the growth in our servicing and originations business compared to the 2010 period. During the year ended December 31, 2011, we used $58.1 million to repay ABS nonrecourse debt, used $3.5 million for debt financing costs and borrowed an additional $163.4 million from our existing warehouse and debt facilities as we expanded both our servicing and originations platforms. The primary source of financing cash flow during the year ended December 31, 2010 was $243.0 million proceeds from offering the unsecured senior notes. During the year ended December 31, 2010, we used $103.5 million to repay ABS nonrecourse debt, used $14.9 million for debt financing costs and used $62.1 million to repay the outstanding notes payable.

Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, and our participating interest financing at December 31, 2012 (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured Senior Notes	$—	$285,000	$—	$775,000	$1,060,000
Interest expense from Unsecured Senior Notes	99,105	181,599	135,188	148,664	564,556
MBS Advance Financing Facility	185,817	—	—	—	185,817
Securities Repurchase Facility (2011)	11,774	—	—	—	11,774
2010-ABS Advance Financing Facility	—	194,833	—	—	194,833
2011-Agency Advance Financing Facility	476,091	—	—	—	476,091
MSR Note	4,627	—	—	—	4,627
2012-AW agency advance financing facility	100,000	—	—	—	100,000
2012-C ABS advance financing facility	657,027	—	—	—	657,027
2012-R ABS advance financing facility	374,739	—	—	—	374,739
2012-W ABS advance financing facility	492,235	—	—	—	492,235
$375 million warehouse facility	—	245,287	—	—	245,287
$150 million warehouse facility	224,790	—	—	—	224,790
$250 million warehouse facility (2011)	356,104	—	—	—	356,104
$100 million warehouse facility (2009)	87,747	—	—	—	87,747
ASAP+ Short-Term Financing Facility	124,572	—	—	—	124,572
Lease Obligations	24,459	40,874	12,949	7,638	85,920
Total	$3,219,087	$947,593	$148,137	$931,302	$5,246,119
In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt–Legacy Assets and was $100.6 million, at December 31, 2012. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $288.1 million at December 31, 2012. The repayment of our participating interest financing is based on amounts received related to our reverse mortgage interests and as such we have excluded this financing from the table above. The recorded amount of our participating interest financing was $580.8 million at December 31, 2012.

Description of Certain Indebtedness
Unsecured Senior Notes
In March 2010, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds before issuance costs of $243.0 million, with a maturity date of April 2015. In December 2011, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $35.0 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds before issuance costs of $34.7 million, with a maturity date of April 2015. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act of 1933, as amended with substantially identical terms.
In April 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $275.0 million of unsecured senior notes at par for net cash proceeds before issuance costs of $275.0 million, with a maturity date of May 2019. In July 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100 million of unsecured senior notes. This additional offering was issued with an issue premium of $5.5 million for net cash proceeds before issuance costs of $105.5 million. These unsecured senior notes pay interest semi-annually at an interest rate of 9.625%. These unsecured senior notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended.

In September 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $300.0 million of unsecured senior notes, with a maturity date of October 2020. The notes were issued at par. In September 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100.0 million of unsecured senior notes. These notes were issued with an issue premium of $0.8 million for net cash proceeds before issuance costs of $100.8 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 7.875%. These unsecured senior notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended.
In February 2013, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $400.0 million principal amount of unsecured senior notes, with a maturity date of July 2021. The notes were issued at par. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended.
The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.
The ratios included in the indentures for the senior notes are incurrence based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.

Servicing
Our Servicing Segment’s debt consists of unsecured senior notes, advance financing facilities, MSR Note, participating interest financing, and excess spread financing at fair value.
Advance Financing Facilities

Our advance financing facilities are used to finance our obligations to pay advances as required by our servicing agreements. These servicing agreements may require us to advance certain payments to the owners of the mortgage loans we service, including P&I advances, T&I advances, legal fees, maintenance and preservation costs, or corporate advances. We draw on one or more of our advance financing facilities periodically throughout the month, as necessary, and we repay any facilities on which we have drawn when advances are recovered through liquidations, prepayments and reimbursement of advances from modifications.
MBS advance financing facility - We have a one-year committed facility agreement with a GSE, under which we may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $325.0 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is currently December 2013. As of December 31, 2012, this facility had an outstanding balance of $185.8 million.
Securities repurchase facility (2011) - In December 2011, we entered into a securities repurchase facility with a financial services company that was amended to extend the expiration to March 2013. The master repurchase agreement (MRA) states that we may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to us at a certain date, or on demand by us, against the transfer of funds by us. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2012, we have pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization, which was structured as a financing. As of December 31, 2012, this facility had an outstanding balance of $11.8 million.
2010-ABS advance financing facility - In December 2010, we executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300.0 million of advance receivables and the interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $194.8 million.
2011-1 Agency advance financing facility - In October 2011, we executed the 2011-1 Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $600.0 million and the interest rate is based on LIBOR plus a spread of 2.50% to 6.50% depending upon class of the note. The maturity date of this facility is October 2013. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $476.1 million. In January 2013, we amended this facility and issued an additional $300 million in asset backed term notes with a weighted average fixed interest rate of 1.46% and a weighted average term of 3 years. (See Note 29 - Subsequent Events).
MSR note - In connection with an October 2009 MSR acquisition, we executed a four-year note agreement with a GSE. As collateral for this note, we have pledged our rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013. As of December 31, 2012, the outstanding balance on this note was of $4.6 million.
2012-AW agency advance financing facility - In June 2012, we executed the 2012-AW Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $100.0 million and the interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $100.0 million. On January 31, 2013, we terminated this revolving financing receivable and repaid all outstanding balances as of the termination date.
2012-C ABS advance financing facility - In June 2012, we executed the 2012-C ABS Advance Financing Facility with a financial institution. This facility, amended in November 2012, has the capacity to borrow up to $700.0 million and the interest rate is based on LIBOR plus a spread of 3.25% to 4.25%. The maturity date of this facility is November 2013. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $657.0 million.
2012-R ABS advance financing facility - In June 2012, we executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility, amended in December 2012, has a borrowing capacity of up to $400.0 million and the interest rate is based on LIBOR plus a spread of 3.37% to 8.00%. The maturity date of this facility is June 2014. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $374.7 million.
2012-W ABS advance financing facility - In June 2012, we executed the 2012-W ABS Advance Financing Facility with a financial institution. This facility, amended in December 2012, has the capacity to borrow up to $500.0 million and the interest rate is based on LIBOR plus a spread of 3.75%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had an outstanding balance of $492.2 million.
Reverse participations and max claim buyouts financing facility - In June 2012, we executed a reverse participations and max claim buyouts financing facility with a financial institution. This facility has capacity to borrow up to $150 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is partially secured by reverse mortgage loans. As of December 31, 2012, this facility had an outstanding balance of $65.9 million.
MBS advance financing facility (2012) - In December 2012, we executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $125.0 million through April 14, 2013, $100.0 million for the period April 15, 2013 through July 14, 2013 and $50.0 million for any date thereafter. The interest rate is LIBOR plus a spread of 3.50%. The maturity date of this facility is January 2014. This facility is secured by servicing advance receivables and is nonrecourse to us. As of December 31, 2012, this facility had no outstanding balance.
Participating Interest Financing
Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. We have accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on our consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on our consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.53% to 7.17%. The participating interest financing was $580.8 million at December 31, 2012. There were none outstanding at December 31, 2011.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisitions of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), we have entered into sale and assignment agreements which are treated as financings with certain entities formed by Newcastle, in which Newcastle and/or certain funds managed by Fortress own an interest. We, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.

We retain all ancillary income associated with servicing the Portfolios and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. We continue to be the servicer of the Portfolios and provide all servicing and advancing functions. Such entities have no prior or ongoing obligations associated with the Portfolios.
Contemporaneous with the above, we entered into refinanced loan agreements with such entities. Should we refinance any loan in the Portfolios, subject to certain limitations, we will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

The total carrying amount of the outstanding excess spread financing agreements was $288.1 million and $44.6 million at December 31, 2012 and 2011, respectively.

Originations
Our Originations Segment’s debt consists of warehouse facilities and our ASAP+ Short-Term Financing Facility.
Warehouse Facilities
Our warehouse facilities are used to finance our loan originations on a short-term basis. In the ordinary course, we originate mortgage loans on a near-daily basis, and we use a combination of our four warehouse facilities and cash to fund the loans. We agree to transfer to our counterparty certain mortgage loans against the transfer of funds by the counterparty, with a simultaneous agreement by the counterparty to transfer the loans back to us at a date certain, or on demand by us, against the transfer of funds from us. We typically renegotiate our warehouse facilities on an annual basis. We sell our newly originated mortgage loans to our counterparty to finance the originations of our mortgage loans and typically repurchase the loans within 30 days of origination when we sell the loans to a GSE or into a government securitization.

$375 million warehouse facility - In February 2010, we executed an MRA with a financial institution which will expire in January 2014. The MRA states that from time to time we may enter into transactions, for an aggregate amount of $375.0 million, in which we agree to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to us at a date certain, or on demand by us, against the transfer of funds by us. In January 2013, we amended the agreement to increase the borrowing capacity from $375.0 million to $750.0 million. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%. As of December 31, 2012, this facility had an outstanding balance of $245.3 million. See Note 29 - Subsequent Events.

$150 million warehouse facility - We have an MRA with a financial services company, which was amended in February 2012 to expire in August 2013 and reduce the committed amount from $300.0 million to $150.0 million. The facility also has an uncommitted amount of $150 million that can be granted at the discretion of the financial institution. The MRA states that from time to time we may enter into transactions in which we agree to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to us at a certain date, or on demand by us, against the transfer of funds by us. The interest rate is based on LIBOR plus a margin of 3.25%. As of December 31, 2012, this facility had an outstanding balance of $224.8 million.

$250 million warehouse facility (2011) - In March 2011, as amended, we executed an MRA with a financial institution, under which we may enter into transactions, for an aggregate amount of $750.0 million in which we agree to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to us at a date certain, or on demand by us, against the transfer of funds by us. The maturity is August 2013 with the interest rate based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral. As of December 31, 2012, this facility had an outstanding balance of $356.1 million.

$100 million warehouse facility (2009) - In October 2009, we executed a MRA with a financial institution. This MRA states that from time to time we may enter into transactions, for an aggregate amount of $100.0 million, in which we agree to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to us at a certain date, or on demand by us, against the transfer of funds by us. The interest rate is based on LIBOR plus a spread of 3.25%. The maturity date of this MRA with the financial institution was extended to March 2013. As of December 31, 2012, this facility had an outstanding balance of $87.7 million.

ASAP + facility - During 2009, we began executing As Soon As Pooled Plus agreements with a GSE, under which we transfer to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days. As of December 31, 2012, this facility had an outstanding balance of $124.6 million.
Legacy Assets and Other
Legacy Asset Term-Funded Notes
In November 2009, we completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $100.6 million and $112.5 million at December 31, 2012 and 2011, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $336.9 million and $373.1 million at December 31, 2012 and 2011, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $117.1 million and $130.8 million at December 31, 2012 and 2011, respectively.

Variable Interest Entities and Off Balance Sheet Arrangements
See Note 3 - Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar’s transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.
Derivatives
See Note 11 - Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar’s derivative transactions.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks which include interest rate risk, consumer credit risk and counterparty credit risk.
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
We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.
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
We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds and market discount rates. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
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

We used December 31, 2012 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	December 31, 2012
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$14,490	$(17,010)
Mortgage servicing rights – fair value	(3,922)	4,638
Other assets (derivatives)
Interest Rate Lock Commitments	20,042	(27,241)
Total change in assets	30,610	(39,613)
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	(1,579)	1,572
Forward MBS trades	41,737	(50,093)
Excess spread financing (at fair value)	(720)	853
Total change in liabilities	39,438	(47,668)
Total, net change	$(8,828)	$8,055

Item 8.   Financial Statements and Supplementary Data

Management’s Report
Our management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States of America are used.
In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.
The consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flow for the years ending December 31, 2012, 2011, and 2010, as well as the related balance sheets as of December 31, 2012 and 2011 included in this document have been audited by Ernst and Young LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports are included herein.
/s/ Jay Bray
Chief Executive Officer
March 15, 2013

/s/ David Hisey
Chief Financial Officer
March 15, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nationstar Mortgage Holdings Inc.
We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage Holdings Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Dallas, Texas
March 15, 2013

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$152,649	$62,445
Restricted cash	393,190	71,499
Accounts receivable	3,043,606	562,300
Mortgage loans held for sale	1,480,537	458,626
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $4,390 and $5,824, respectively	238,907	243,480
Reverse mortgage interests	750,273	—
Receivables from affiliates	12,604	4,609
Mortgage servicing rights – fair value	635,860	251,050
Mortgage servicing rights – amortized cost	10,973	—
Property and equipment, net of accumulated depreciation of $48,806 and $39,201, respectively	75,026	24,073
Real estate owned (REO), net	10,467	3,668
Other assets	322,051	106,181
Total assets	$7,126,143	$1,787,931

Liabilities and equity
Notes payable	$3,601,586	$873,179
Unsecured senior notes	1,062,635	280,199
Payables and accrued liabilities	631,431	183,789
Derivative financial instruments	20,026	12,370
Mortgage servicing liabilities	83,238	—
Nonrecourse debt - Legacy Assets	100,620	112,490
Excess spread financing - fair value	288,089	44,595
Participating interest financing	580,836	—
Total liabilities	6,368,461	1,506,622
Commitments and contingencies – See Note 21	—	—
Members’ units related to Nationstar Mortgage LLC	—	281,309
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,480 shares issued at December 31, 2012	905	—
Additional paid-in-capital	556,056	—
Retained earnings	205,287	—
Common shares held by subsidiary	(4,566)	—
Total equity	757,682	281,309
Total liabilities and equity	$7,126,143	$1,787,931
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Servicing fee income	$462,495	$233,411	$167,126
Other fee income	34,656	35,294	16,958
Total fee income	497,151	268,705	184,084
Gain on mortgage loans held for sale	487,164	109,136	77,344
Total revenues	984,315	377,841	261,428
Expenses and impairments:
Salaries, wages and benefits	358,455	202,290	149,115
General and administrative	201,587	82,183	58,913
Provision for loan losses	2,353	3,537	3,298
Loss on foreclosed real estate and other	2,864	6,833	205
Occupancy	16,786	11,340	9,445
Total expenses and impairments	582,045	306,183	220,976
Other income (expense):
Interest income	71,586	66,802	98,895
Interest expense	(197,308)	(105,375)	(116,163)
Contract termination fees	15,600	—	—
Loss on equity method investments	(14,571)	(107)	—
Gain/(loss) on interest rate swaps and caps	(994)	298	(9,801)
Fair value changes in ABS securitizations	—	(12,389)	(23,297)
Total other (expense)	(125,687)	(50,771)	(50,366)
Income (loss) before taxes	276,583	20,887	(9,914)
Income tax expense	71,296	—	—
Net income / (loss)	205,287	20,887	(9,914)
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedges	—	(1,071)	1,071
Comprehensive income (loss)	$205,287	$19,816	$(8,843)
Earnings (loss) per share:
Basic earnings (loss) per share	$2.41	$0.30	$(0.14)
Diluted earnings (loss) per share	$2.40	$0.30	$(0.14)
Weighted average shares:
Basic	85,328	70,000	70,000
Dilutive effect of stock awards	196	—	—
Diluted	85,524	70,000	70,000
Dividends declared per share	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares Outstanding	Members’ Units	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Common shares held by subsidiary	Total Stockholders’ Units and Equity
Balance at December 31, 2009	—	$263,823	$—	$—	$—	$—	$—	$263,823
Cumulative effect of change in accounting principles as of January 1, 2010 related to adoption of new accounting guidance on consolidation of variable interest entities	—	(8,068)	—	—	—	—	—	(8,068)
Share based compensation	—	12,856	—	—	—	—	—	12,856
Tax related share-based settlement of units by members	—	(3,396)	—	—	—	—	—	(3,396)
Net Loss	—	(9,914)	—	—	—	—	—	(9,914)
Change in value of cash flow hedge	—	—	—	—	1,071	—	—	1,071
Balance at December 31, 2010	—	255,301	—	—	1,071	—	—	256,372
Share-based compensation	—	14,815	—	—	—	—	—	14,815
Distributions to parent	—	(4,348)	—	—	—	—	—	(4,348)
Tax related share-based settlement of units by members	—	(5,346)	—	—	—	—	—	(5,346)
Net income	—	20,887	—	—	—	—	—	20,887
Change in value of cash flow hedge	—	—	—	—	(1,071)	—	—	(1,071)
Balance at December 31, 2011	—	281,309	—	—	—	—	—	281,309
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	(4,566)
Net income	—	—	—	—	—	205,287	—	205,287
Balance at December 31, 2012	90,460	$—	$905	$556,056	$—	$205,287	$(4,566)	$757,682

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Operating activities
Net income / (loss)	$205,287	$20,887	$(9,914)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Share-based compensation	13,342	14,815	12,856
Gain on mortgage loans held for sale	(487,164)	(109,136)	(77,344)
Provision for loan losses	2,353	3,537	3,298
Loss on foreclosed real estate	2,864	6,833	205
Loss on equity method investments	14,571	107	—
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	994	(2,331)	8,872
Fair value changes in ABS securitizations	—	12,389	23,297
Fair value changes in excess spread financing	10,683	3,060	—
Depreciation and amortization	9,620	4,063	2,117
Fair value changes in mortgage servicing rights	68,242	39,000	6,043
Amortization/accretion of mortgage servicing rights at amortized cost	(5,120)	—	—
Amortization of debt discount	25,385	13,331	18,731
Amortization (accretion) of premiums/discounts	(15,750)	(5,042)	(4,526)
Mortgage loans originated and purchased, net of fees	(7,904,052)	(3,412,185)	(2,791,639)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	7,197,722	3,403,437	2,653,943
Changes in assets and liabilities:
Accounts receivable, net	(752,507)	(83,133)	41,148
Net tax effect of stock grants issued	(2,846)	—	—
Receivables from affiliates	1,350	4,384	3,958
Reverse funded advances	(608,085)	—	—
Other assets	(34,306)	(44,576)	(861)
Payables and accrued liabilities	299,301	101,657	8,163
Net cash used in operating activities	(1,958,116)	(28,903)	(101,653)

Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	40,000	48,838
Property and equipment additions, net of disposals	(25,356)	(19,742)	(3,936)
Acquisition of equity method investee	—	(6,600)	—
Deposits on reverse mortgage servicing rights, net	(37,911)	(26,893)	—
Deposits on / purchase of forward mortgage servicing rights, net of liabilities incurred	(2,070,375)	(96,467)	(17,812)
Loan repurchases from Ginnie Mae	(24,329)	—	—
Proceeds from sales of REO	679	27,823	74,107
Net cash (used in) / provided by investing activities	(2,157,292)	(81,879)	101,197
Financing activities
Issuance of Senior Unsecured Notes, net	770,699	35,166	243,013
Transfers (to) / from restricted cash, net	(321,691)	16,812	(33,731)
Issuance of common stock, net of IPO issuance costs	246,700	—	—
Issuance of participating interest financing	582,897	—	—
Issuance of excess spread financing	272,617	40,492	—
Increase in notes payable	2,728,407	163,421	(62,099)
Repayment of nonrecourse debt – Legacy assets	(13,785)	(30,433)	(45,364)
Repayment of ABS nonrecourse debt	—	(58,091)	(103,466)
Repayment of excess servicing spread financing	(39,865)	(2,207)	—
Distributions to parent – FIF	—	(4,348)	—
Net tax benefit for stock grants issued	2,846	—	—
Debt financing costs	(23,213)	(3,462)	(14,923)
Tax related share-based settlement of units by members	—	(5,346)	(3,396)
Net cash provided by / (used in) financing activities	4,205,612	152,004	(19,966)
Net increase (decrease) in cash and cash equivalents	90,204	41,222	(20,422)
Cash and cash equivalents at beginning of period	62,445	21,223	41,645
Cash and cash equivalents at end of period	$152,649	$62,445	$21,223
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$—	$90	$352
Transfer of mortgage loans held for investment to REO at fair value	4,295	6,291	18,928
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	—	17,528	37,127
Change in value of cash flow hedge–accumulated other comprehensive income	—	(1,071)	1,071
Mortgage servicing rights resulting from sale or securitization of mortgage loans	58,607	36,474	26,253
Tax related share-based settlement of common stock	4,566	—	—
Liabilities incurred from purchase of forward mortgage servicing rights	48,146	6,333	—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)
1. Nature of Business, Corporate Reorganization, Basis of Presentation and Material Transaction During 2012
Nature of Business
Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) is a Delaware corporation. Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third-party investors in the secondary market. Nationstar Mortgage LLC (Nationstar), the Company's principal operating subsidiary, is one of the largest high touch non-bank servicers in the United States.
Corporate Reorganization
On February 24, 2012, the Company filed a registration statement on Form S-1, for the offering of 19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC to two direct, wholly-owned subsidiaries and the Company issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. The offering transformed the Company into a publicly-traded company.
In conjunction with the initial public offering of Nationstar Inc., in March 2012 Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF HE Holdings LLC (FIF), a subsidiary of Fortress Private Equity Funds III and IV (Fortress). Nationstar Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. Upon completion of the initial public offering and Reorganization, all of the equity interests in Nationstar were transferred from FIF to two direct wholly-owned subsidiaries of Nationstar Inc. In conjunction with the Reorganization, FIF contributed certain assets to Nationstar. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged its equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc.
Basis of Presentation
The consolidated financial statements include the accounts of Nationstar Inc. and its wholly-owned subsidiaries and those variable interest entities (VIEs) where Nationstar Inc.'s wholly-owned subsidiaries are the primary beneficiaries. Nationstar Inc. applies the equity method of accounting to investments when the entity is not a VIE and Nationstar Inc. is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar Inc. became the primary beneficiary through the date Nationstar Inc. ceases to be the primary beneficiary. Nationstar Inc. evaluated subsequent events through the date these consolidated financial statements were issued.
Material Transaction During 2012
On March 6, 2012, Nationstar entered into an asset purchase agreement with Aurora Bank FSB and Aurora Loan Services LLC, (collectively Aurora). Nationstar and Aurora closed the asset purchase in June 2012. Nationstar paid Aurora approximately $2.0 billion that included mortgage servicing rights of approximately $271.5 million and servicing advance receivables of approximately $1.7 billion. As a part of the asset purchase, certain other assets and liabilities were also acquired. The mortgage servicing rights relate to approximately 300,000 residential mortgage loans with an unpaid principal balance (UPB) of approximately $63 billion. As of the closing date, Nationstar entered into certain financing arrangements amounting to approximately $1.3 billion for the servicing advance receivables and $176.5 million for excess spread financing related to the mortgage servicing rights. The remainder of the purchase price was funded with Nationstar cash.

2. Significant Accounting Policies
Use of Estimates in Preparation of Consolidated Financial Statements
The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.
Reclassification Adjustments
Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other highly liquid investments having an original maturity of less than three months.
Restricted Cash
Restricted cash consists of certain custodial accounts related to Nationstar’s portfolio securitizations or to collections on certain mortgage loans and mortgage loan advances that have been pledged to various advance financing facilities under master repurchase agreements. Restricted cash also includes certain fees collected on mortgage loan payments that are required to be remitted to a GSE to settle outstanding guarantee fee requirements.
Accounts Receivable
Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.

When Nationstar has determined that, based on all available information, it is probable that a loss has been incurred, and that all contractual amounts due will not be recovered, an impairment is recognized through the recording of a valuation allowance. Any changes to the valuation allowance are recorded through general and administrative expenses.

Occasionally, Nationstar may acquire servicer advances in conjunction with the acquisition of mortgage servicing rights. Acquired servicer advances are recorded at their relative fair value amounts on the acquisition date, and any recorded discounts are accreted into interest income on a cost recovery method as the related servicer advances are recovered either through repayment from the borrower, liquidation of the underlying mortgage loans, or through a modification and recovery of the outstanding servicer advance balance from the securitization trust.
Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third party purchasers or securitized within three months after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis (see Note 17 – Fair Value Measurements). In connection with Nationstar’s election to measure mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan originations fees, net of direct loan originations costs associated with these loans.
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt – Legacy Assets, Net
Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred in 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
Allowance for Loan Losses on Mortgage Loans Held for Investment
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of operations when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Nationstar accounts for the loans that were transferred to held for investment from held for sale during 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, management evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that Nationstar would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). Nationstar considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. Nationstar determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield).
Over the life of the transferred loans, management continues to estimate cash flows expected to be collected. Nationstar evaluates at the balance sheet date whether the present value of the loans determined using the effective interest rates has decreased, and if so, records an allowance for loan loss. The present value of any subsequent increase in the transferred loans cash flows expected to be collected is used first to reverse any existing allowance for loan loss related to such loans. Any remaining increase in cash flows expected to be collected is used to adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loans.
Nationstar accounts for its allowance for loan losses for all other mortgage loans held for investment in accordance with ASC 450-20, Loss Contingencies. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loans held for investment portfolio. The mortgage loans held for investment portfolio is comprised primarily of large groups of homogeneous residential mortgage loans. These loans are evaluated based on the loan’s present delinquency status. The estimate of probable losses on these loans considers the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on historical experience related to the migration of these from each delinquency category to default over a twelve month period. The entire allowance is available to absorb probable credit losses from the entire held for investment portfolio.
Mortgage Loans Held for Investment, Subject to ABS Nonrecourse Debt, Net
Effective January 1, 2010, new accounting guidance eliminated the concept of a Qualifying Special Purpose Entity (QSPE) and all existing securitization trusts are considered VIEs and are subject to consolidation guidance provided in ASC 810. Upon consolidation of any VIEs, Nationstar recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt (see Note 3 – Variable Interest Entities and Securitizations). Additionally, Nationstar elected the fair value option provided for by ASC 825-10.
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that has been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet.
Reverse Mortgage Interests
Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. During 2012, Nationstar acquired reverse mortgage servicing rights and funded but unsecuritized advances from third-parties. Nationstar recorded the assets acquired and obligations assumed at relative fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

As part of the acquisition of the reverse mortgage servicing rights, Nationstar is obligated in its capacity as servicer to fund future borrower advances, which include fees paid to taxing authorities for borrowers' unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on reverse mortgages. In addition, Nationstar capitalizes the servicing fees it earns for servicing the reverse mortgage interests. All advances funded by Nationstar and the acquired funded advances are recorded as reverse mortgage interests on the Company's consolidated balance sheet. Nationstar includes the cash outflow from funding these advances as operating activities and the securitization cash inflow as a financing activity in the consolidated statement of cash flows.

Nationstar periodically securitizes certain of these funded advances through issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. These transfers of funded advances into HMBS are accounted for as secured borrowings with the HMBS presented as participating interest financing on the Company's consolidated balance sheet.

Nationstar receives a monthly servicing fee, which is recorded as either interest income or servicing fee income on the consolidated statement of operations and comprehensive income (loss) based upon if the related advance was either funded by or acquired by Nationstar. Interest income is accrued monthly based upon the borrower interest rate applied to the HECM outstanding principal balance of reverse mortgage interests. Interest income and other unpaid taxes and fees are capitalized as part of the outstanding principal balance. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statement of operations and comprehensive income (loss).

When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of operations and comprehensive income (loss).
Receivables from Affiliates
Nationstar engages in periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to the securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to Nationstar when principal and interest advances are recovered from the respective borrowers.
Mortgage Servicing Rights (MSRs)
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

Additionally in 2012, Nationstar acquired servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.
Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses.

Real Estate Owned (REO), Net
Nationstar holds REO as a result of foreclosures on delinquent mortgage loans. REO is recorded at estimated fair value less costs to sell at the date of foreclosure. Any subsequent declines in fair value are credited to a valuation allowance and charged to operations as incurred.
Variable Interest Entities (VIE)
Nationstar has been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which Nationstar has continuing involvement with the underlying transferred financial assets. Nationstar aggregates these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans that were accounted for as sales and 2) financings accounted for as secured borrowings.
On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization. Prior to January 1, 2010, each of these securitization trusts was considered QSPEs, and these trusts were excluded from Nationstar’s consolidated financial statements.
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
Effective January 1, 2010, accounting guidance eliminated the concept of a QSPE and all existing SPEs were subject to consolidation guidance. Upon adoption of this accounting guidance, Nationstar identified certain securitization trusts where Nationstar, or through its affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate Nationstar to absorb losses of the VIE that could potentially be significant to the VIE, or affords Nationstar the right to receive benefits from the VIE that could potentially be significant. In addition, Nationstar as Master Servicer on the related mortgage loans, retains the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that Nationstar has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in Nationstar’s consolidated financial statements. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, mortgage servicing rights, and any remaining residual interests. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates (ABS nonrecourse debt) acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet.
As a result of market conditions and deteriorating credit performance on these consolidated VIEs, Nationstar expected minimal to no future cash flows on the economic residual. Under existing GAAP, Nationstar would be required to provide for additional allowances for loan losses on the securitization collateral as credit performance deteriorated, with no offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of amounts owed to the debt holders, once they were extinguished. Therefore, Nationstar would be required to record accounting losses beyond its economic exposure.
Nationstar elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. This option was applied to all eligible items within the VIE, including mortgage loans held for investment, subject to ABS nonrecourse debt, and the related ABS nonrecourse debt.
Subsequent to this fair value election, Nationstar does not record an allowance for loan loss on mortgage loans held for investment, subject to ABS nonrecourse debt. Nationstar records interest income in Nationstar’s consolidated statement of operations on these fair value elected loans until they are placed on a nonaccrual status when they are 90 days or more past due. The fair value adjustment recorded for the mortgage loans held for investment is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.

Subsequent to the fair value election for ABS nonrecourse debt, Nationstar records interest expense in Nationstar’s consolidated statement of operations on the fair value elected ABS nonrecourse debt. The fair value adjustment recorded for the ABS nonrecourse debt is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.
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
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810, Consolidation, Nationstar evaluated this securitization trust and determined that Nationstar no longer had both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Consequently, this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet. The impact of this derecognition on Nationstar’s consolidated statement of operations was recognized in 2011 in the fair value changes in ABS securitizations line item.
Derivative Financial Instruments
Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held for sale.
Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales of MBS to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of other assets and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain on mortgage loans held for sale.
Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which is referred to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC 815, and recorded at fair value in other assets on Nationstar's balance sheet. Subsequent changes in LPCs are recorded as a charge or credit to gain on mortgage loans held for sale.
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations and comprehensive income. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.
On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables Trust 2009-ABS financing. This interest rate swap was a cash flow hedge under ASC 815 and was recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk.

Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense. In conjunction with the October 2011 amendment to the 2010-ABS Advance Financing Facility, Nationstar paid off its 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of 2009-ABS Advance Financing Facility Nationstar de-designated the underlying interest rate swap on the 2009-ABS Advance Financing Facility. The interest rate swap associated with the 2010-ABS Advance Financing Facility served as an economic hedge for the remainder of 2011.
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
Excess Spread Financing
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings. Under these agreements, Nationstar sold to Newcastle Investment Corporation and related wholly owned subsidiaries (Newcastle) the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar accounts for the excess spread financing arrangements as financings as required under ASC 470, Debt.
Nationstar has elected to measure the outstanding financings related to the excess spread financing agreements at fair value, as permitted under ASC 825, Financial Instruments, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations and comprehensive income (loss). The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.
Interest Income
Interest income is recognized using the interest method. Revenue accruals for individual loans are suspended and accrued amounts reversed when the mortgage loan becomes contractually delinquent for 90 days or more. Delinquency payment status is based on the most recently received payment from the borrower. The accrual is resumed when the individual mortgage loan becomes less than 90 days contractually delinquent. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes (1) interest earned on custodial cash deposits associated with the mortgage loans serviced; (2) deferred originations income, net of deferred originations costs and other revenues derived from the origination of mortgage loans, which is deferred and recognized over the life of a mortgage loan or recognized when the related loan is sold to a third party purchaser; and (3) amounts recognized from accretion of discounts on acquired servicer advances as the related servicer advances are recovered.
Servicing Fee Income
Servicing fees include contractually specified servicing fees, late charges, prepayment penalties and other ancillary charges. Servicing encompasses, among other activities, the following processes: billing, collection of payments, movement of cash to the payment clearing bank accounts, investor reporting, customer service, recovery of delinquent payments, instituting foreclosure, and liquidation of the underlying collateral.

Nationstar recognizes servicing and ancillary fees as they are earned, which is generally upon collection of the payments from the borrower. In addition, Nationstar also receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific GSE portfolios.
Fees recorded on modifications of mortgage loans held for investment performed outside of government programs are deferred and recognized as an adjustment to the loans held for investment. These fees are accreted into interest income as an adjustment to the loan yield over the life of the loan. Fees recorded on modifications of mortgage loans serviced by Nationstar for others are recognized on collection and are recorded as a component of service fee income. Fees recorded on modifications pursuant to various government programs are recognized when Nationstar has completed all necessary steps and the loans have performed for the minimum required time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service fee income. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service fee income.

Sale of Mortgage Loans
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from Nationstar, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Nationstar does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Nationstar to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales, are accounted for in accordance with ASC 860, Transfers and Servicing, and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.

Share-Based Compensation Expense
Share-based compensation is recognized in accordance with ASC 718, Compensation–Stock Compensation. This guidance requires all share-based payments to employees to be recognized as an expense in the consolidated statements of operations, based on their fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses.

Income Taxes
Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.
In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance.
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses.
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

Our initial public offering and restructuring in 2012 were accounted for as a business combination under common control as permitted under ASC 805, Business Combinations. As a result of the Company's 2012 restructuring, Nationstar Inc. affected a 70,000 to 1 stock split. The Company's basic and diluted earnings per share amounts presented on the face of the consolidated statement of operations and comprehensive income (loss) and in Note 19 - Earnings per Share have been retrospectively adjusted for all prior periods presented as required under ASC 260.
Recent Accounting Developments
Accounting Standards Update No 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment was created in order to reduce costs and complexity of testing assets with indefinite lives for impairment. The prior accounting standard outlined a process in which an entity must test all intangible assets for impairment on at least an annual basis. This update allows entities to bypass impairment testing on intangible assets if it is more likely than not (more than 50%), based on qualitative factors, that the asset will not be impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of update 2011-08 did not have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities was created to address issues caused when putting Accounting Standard Update 2011-11 into place and eliminate diversity in practice. The update clarifies that Accounting Standard Update 2011-11 applies to entities that are accounting for derivatives under Topic 815 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under Section 210-20-45 or Section 815-10-45, an enforceable master netting arrangement or similar agreement. This update will become effective for fiscal years beginning on or after January 1, 2013. The adoption of update 2013-01 will not have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was issued to improve reporting of reclassification of items out of accumulated other comprehensive income by requiring entities to report the effect of any significant reclassifications on the respective line items on the income statement when the amount is required to be reclassified in its entirety in the same reporting period. Additionally, for items that are not required to be reclassified completely to net income, the entity will be required to cross reference other disclosures that provide additional information about the amounts. The information provided about amounts that are reclassified out of accumulated other comprehensive income must be reported by component. The amendments of this update are effective beginning December 15, 2012. The adoption of update 2013-02 did not have a material impact on our financial condition, liquidity or results of operations.

3. Variable Interest Entities and Securitizations
A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE. All existing SPEs are subject to new consolidation guidance. Upon adoption of this new accounting guidance, Nationstar identified certain loan securitization trusts where Nationstar had both the power to direct the activities that most significantly impacted the VIE's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The assets and liabilities of these VIEs were included in Nationstar's consolidated financial statements. The net effect of the accounting change on January 1, 2010 member's equity was an $8.1 million charge to members' equity.
In December 2011, Nationstar sold its remaining variable interest in a loan securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810 Nationstar has evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any MSRs on the consolidated balance sheet. The impact of this derecognition on the Company’s consolidated statement of operations was recognized in the fourth quarter of 2011 in the fair value changes in ABS securitizations line item.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of December 31, 2012 and 2011 is presented in the following tables (in thousands):

	December 31, 2012	December 31, 2011
	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
ASSETS
Restricted cash	$247,531	$22,316
Reverse mortgage interests	542,037	—
Accounts receivable	2,656,277	279,414
Mortgage loans held for investment, subject to nonrecourse debt	224,207	237,496
REO	2,039	3,668
Total Assets	$3,672,091	$542,894
LIABILITIES
Notes payable	$2,294,925	$244,574
Payables and accrued liabilities	3,415	977
Derivative financial instruments	6,118	—
Nonrecourse debt–Legacy Assets	100,620	112,490
Participating interest financing	580,836	—
Total Liabilities	$2,985,914	$358,041
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	December 31, 2012	December 31, 2011
Total collateral balances	$4,134,513	$4,579,142
Total certificate balances	4,136,316	4,582,598
Total mortgage servicing rights at fair value	30,940	28,635

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2012 or 2011, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

For the year ended,	December 31, 2012		December 31, 2011		December 31, 2010
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$1,180,133	$273,817	$1,066,130	$335,221	$830,953	$242,905

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

For the year ended,	December 31, 2012		December 31, 2011		December 31, 2010
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$28,049	$—	$28,569	$—	$29,129	$—

4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the year ended December 31, 2012 , 2011, and 2010 was approximately $154.9 million, $90.8 million and $91.8 million, respectively. Income taxes paid for the year ended December 31, 2012 were $42.6 million. There were no income taxes paid for the years ended December 31, 2011 or 2010.

5. Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Servicer advances, net of initial purchase discount	$2,800,690	$511,725
Accrued servicing fees	90,231	20,865
Receivables from trusts	39,029	4,664
Reverse mortgage - other	28,448	—
Accrued interest	3,801	1,512
Other	81,407	23,534
Total accounts receivable	$3,043,606	$562,300

In conjunction with Nationstar's June 2012 acquisition of mortgage servicing rights from Aurora, the Company acquired approximately $1.7 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded an $81.8 million purchase discount. Nationstar accretes this purchase discount into interest income as the related servicer advances are recovered. During 2012, the Company accreted $11.3 million of initial purchase discount from recovered servicer advances.

6. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Mortgage loans held for sale consist of the following (in thousands):

December 31,	2012	2011
Mortgage loans held for sale – unpaid principal balance	$1,426,182	$442,596
Mark-to-market adjustment	54,355	16,030
Total mortgage loans held for sale	$1,480,537	$458,626
Mortgage loans held for sale on a nonaccrual status are presented in the following table for the periods indicated (in thousands):

December 31,	2012	2011	2010
Mortgage loans held for sale – Non-performing	$—	$—	$371
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands) :

For the year ended December 31,	2012	2011
Mortgage loans held for sale – beginning balance	$458,626	$369,617
Mortgage loans originated and purchased, net of fees	7,904,052	3,412,185
Cost of loans sold, net of fees	(6,917,892)	(3,339,859)
Principal payments received on mortgage loans held for sale and other changes	37,205	19,668
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and pending foreclosures	(1,454)	(2,697)
Transfer of mortgage loans held for sale to REO	—	(288)
Mortgage loans held for sale – ending balance	$1,480,537	$458,626

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net
Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net as of the dates indicated include (in thousands):

December 31,	2012	2011
Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net – unpaid principal balance	$354,154	$375,720
Transfer discount
Accretable	(19,749)	(22,392)
Non-accretable	(91,108)	(104,024)
Allowance for loan losses	(4,390)	(5,824)
Total mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net	$238,907	$243,480

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

Accretable Yield	Year ended December 31, 2012	Year ended December 31, 2011
Balance at the beginning of the period	$22,392	$25,219
Additions	—	—
Accretion	(3,548)	(4,131)
Reclassifications from nonaccretable discount	905	1,304
Disposals	—	—
Balance at the end of the period	$19,749	$22,392
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.9 million, and $1.3 million for the years ended December 31, 2012 and 2011, respectively, from nonaccretable difference. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment. Nationstar recorded provisions for loan losses of $1.9 million for the year ended December 31, 2012, and $3.5 million for the year ended December 31, 2011 on the transferred loans to reflect this impairment.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-legacy assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net were as follows (in thousands) for the dates indicated:

	Year ended December 31, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	1,365	525	1,890
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(2,235)	(1,089)	(3,324)
Balance at the end of the period	$771	$3,619	$4,390
Ending UPB – Collectively evaluated for impairment	$260,219	$93,935	$354,154

	Year ended December 31, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	1,346	2,191	3,537
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(534)	(477)	(1,011)
Balance at the end of the period	$1,641	$4,183	$5,824
Ending UPB – Collectively evaluated for impairment	$283,770	$91,950	$375,720

	Year ended December 31, 2010
	Performing	Non-Performing	Total
Balance at the beginning of the period	$—	$—	$—
Provision for loan losses	829	2,469	3,298
Recoveries on loans previously charged-off	—	—	—
Charge-offs	—	—	—
Balance at the end of the period	$829	$2,469	$3,298
Ending balance – Collectively evaluated for impairment	$310,730	$101,148	$411,878
Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive the LTV’s shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following table provides the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators for the dates indicated.

	December 31, 2012	December 31, 2011
	(in thousands)
Credit Quality by Delinquency Status
Performing	$260,219	$283,770
Non-Performing	93,935	91,950
Total	$354,154	$375,720
Credit Quality by Loan-to-Value Ratio
Less than 60	$39,436	$42,438
Less than 70 and more than 60	16,581	15,968
Less than 80 and more than 70	20,890	25,190
Less than 90 and more than 80	27,988	32,620
Less than 100 and more than 90	32,570	33,708
Greater than 100	216,689	225,796
Total	$354,154	$375,720
Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are contractually greater than 90 days delinquent.

Reverse mortgage interests
Reverse mortgage interests as of the dates indicated include (in thousands):

December 31,	2012	2011
UPB of advances previously securitized by Nationstar	$542,037	$—
UPB of advances unsecuritized	208,699	—
Allowance for losses - reverse mortgage interests	(463)	—
Total reverse mortgage interests	$750,273	$—
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. During 2012, Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.5 million. At December 31, 2012, the valuation allowance amounted to $0.5 million. There was no allowance for loan losses as of December 31, 2011.

7. Mortgage Servicing Rights (MSRs)
MSRs at fair value

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
The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, discount rate, credit losses and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs. Nationstar obtains third-party valuations for a large portion of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.
Certain of the forward loans underlying the MSRs carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these MSRs are more likely to be affected from changes in credit losses than from interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs are more likely to be affected from interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	December 31, 2012	December 31, 2011
Discount rate	18.11%	25.71%
Total prepayment speeds	22.42%	15.80%
Expected weighted-average life	4.12 years	5.15 years
Credit losses	24.68%	35.42%
Interest Rate Sensitive MSRs	December 31, 2012	December 31, 2011
Discount rate	10.62%	10.46%
Total prepayment speeds	17.08%	19.02%
Expected weighted-average life	5.19 years	5.04 years
Credit losses	11.09%	9.73%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011
Fair value at the beginning of the period	$251,050	$145,062
Additions:
Servicing resulting from transfers of financial assets	58,607	36,474
Recognition of servicing assets from derecognition of variable interest entities	—	5,714
Purchases of servicing assets	394,445	102,800
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	5,500	(14,207)
Other changes in fair value	(73,742)	(24,793)
Fair value at the end of the period	$635,860	$251,050
Unpaid principal balance of forward loans serviced for others
Credit sensitive loans	$114,629,399	$32,408,623
Interest sensitive loans	16,494,985	11,844,831
Total owned loans	$131,124,384	$44,253,454

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2012 and 2011 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2012
Mortgage servicing rights	$(17,060)	$(34,419)	$(66,037)	$(124,995)	$(77,072)	$(157,433)
December 31, 2011
Mortgage servicing rights	$(6,640)	$(12,929)	$(13,281)	$(25,215)	$(5,081)	$(10,944)

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
MSRs at amortized cost
As of December 31, 2012, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.4 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds and the expected weighted average life. At December 31, 2012, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income.

The activity of MSRs carried at amortized cost is as follows for the date indicated (in thousands):

	Year Ended
	December 31, 2012
	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	12,415	89,800
Deductions:
Amortization/Accretion	(1,442)	(6,562)
Balance at end of the period	$10,973	$83,238

Subserviced loans
In addition to the two classes of MSRs that Nationstar services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At December 31, 2012 and December 31, 2011, the unpaid principal balances under subservicing arrangements were $45.7 billion and $53.7 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the years ended December 31,
	2012	2011	2010
Servicing fees	$348,915	$191,652	$103,690
Ancillary fees	123,318	82,099	70,130
Total servicing and ancillary fees	$472,233	$273,751	$173,820

8. Property and Equipment, Net
Property and equipment, net (in thousands), and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2012	December 31, 2011	Range of Estimated Useful Life
Furniture, fixtures and equipment	$47,620	$33,334	3 - 5 years
Capitalized software costs	24,431	14,356	5 years
Long-term capital leases - computer equipment	24,917	—	5 years
Building and leasehold improvements	10,556	7,887	Varies
Software in development and other	12,713	6,862
	120,237	62,439
Less: Accumulated depreciation and amortization	(48,806)	(39,201)
Plus: Land	3,595	835
Total property and equipment, net	$75,026	$24,073

Nationstar has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next five years. A majority of these lease agreements contain bargain purchase options.

As of December 31, 2012, future minimum payments for Nationstar's capital leases is presented in table below:

Future Minimum Lease Payments
2013	$7,585
2014	7,503
2015	6,084
Thereafter	—
Total future lease payments	21,172
Less: Imputed interest	(1,917)
Net capital lease liability	$19,255

9. Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Derivative financial instruments (see Note 11)	$152,189	$11,302
Loans subject to repurchase right from Ginnie Mae	72,156	35,735
Deferred financing costs	46,780	12,059
Deferred tax asset (see Note 15)	23,737	—
Margin call deposits (see Note 11)	10,920	4,518
Equity method investment (see Note 27)	~~—~~	6,493
Prepaid expenses	6,083	4,286
Deposits pending on mortgage servicing rights acquisitions	2,040	28,904
Other	8,146	2,884
Total other assets	$322,051	$106,181

For certain loans sold to GNMA (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $72.2 million at December 31, 2012 and $35.7 million at December 31, 2011.
Deposits pending on mortgage servicing rights acquisitions primarily consist of amounts transferred to third parties for the future acquisition of mortgage servicing rights. In December 2011, Nationstar entered into an agreement with a financial institution to acquire the rights to service reverse mortgages with an unpaid principal balance of approximately $9.5 billion, of which the underlying reverse mortgages are currently owned by an unaffiliated GSE. The purchase of these servicing rights was completed upon the approval of the GSE which was received in June 2012 . Upon execution of the purchase, Nationstar assumed responsibility for advance obligations on the underlying reverse mortgage loans. Nationstar paid $9.0 million for the purchase of these servicing rights which had previously been deposited with the financial institution. Also, as of December 31, 2011, Nationstar had placed in escrow $17.9 million relating to the purchase of the mortgage servicing rights and related outstanding advance balances with the same financial institution. Such purchase was completed in January 2012 and these escrow amounts were released. In addition, Nationstar has entered into separate agreements to purchase forward mortgage servicing rights. These amounts are carried as deposits on acquired servicing rights acquisitions until the underlying forward residential mortgage loan balances are transferred to Nationstar. Nationstar has deposits with a counterparty for servicing rights on forward mortgages for $2.0 million as of December 31, 2012 that are substantially expected to be originated and transferred to Nationstar during the first half of fiscal year 2013, and $2.0 million as of December 31, 2011 that were originated and transferred to Nationstar during the first quarter of 2012.

10. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Reverse mortgage payables	$103,068	$—
Mortgage insurance premiums and reserves	77,967	19,308
Servicing payables	73,967	5,801
Loans subject to repurchase from Ginnie Mae	72,156	35,735
Accrued bonus and payroll	58,083	21,791
Current taxes	50,908	154
Accrued interest	31,938	10,225
Lease payables	29,553	2,856
Legal and professional fees	27,860	6,713
Government-sponsored entities	27,071	27,801
Repurchase reserves	18,511	10,026
MSR purchases payable including advances	14,243	8,204
Payables to securitization trusts	7,946	4,263
Cancelled lease reserves	7,188	9,160
Other	30,972	21,752
Total payables and accrued liabilities	$631,431	$183,789

11. Derivative Financial Instruments

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the years ended December 31, 2012, 2011, and 2010.

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the year ended December 31, 2012
Interest Rate Swap	$—	Interest Expense	$—	Interest Expense	$—
For the year ended December 31, 2011
Interest Rate Swap	$(1,071)	Interest Expense	$165	Interest Expense	$2,032
For the year ended December 31, 2010
Interest Rate Swap	$1,071	Interest Expense	$—	Interest Expense	$930

In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The outstanding interest rate swaps have not been designated as accounting hedges during the year ended December 31, 2012. Any changes in fair value are recorded as a component of gains or losses on interest rate swaps and caps in the Company's consolidated statement of operations and comprehensive income.
Associated with the Company's derivatives is $10.9 million in margin call deposits recorded in other assets on the Company's balance sheet as of December 31, 2012.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the year ended December 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$445	$21	$(613)
OTHER ASSETS
IRLCs	2013	4,921,963	150,048	138,746
Forward MBS trades	2013	977,900	888	888
LPCs	2013	112,624	1,253	1,253
LIABILITIES
Interest rate swaps and caps	2013-2015	726,168	6,120	420
Interest rate swaps on ABS debt (1)	2013-2017	654,192	1,846	(1,414)
Forward MBS trades	2013	3,964,721	11,974	(6,144)
LPCs	2013	78,839	86	(86)

For the year ending December 31, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$28,047	$634	$592
OTHER ASSETS
IRLCs	2012	736,377	11,302	6,598
LIABILITIES
Interest rate swaps and caps	2012-2015	193,500	6,540	1,261
Forward MBS trades	2012	691,725	5,830	(9,792)
Interest rate swap, subject to ABS nonrecourse debt (2)	—	—	—	(8,058)

(1)	In March 2012, Nationstar received interest rate swaps from FIF as a part of the Reorganization.

(2)
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt and therefore the underlying interest rate swap, subject to ABS nonrecourse debt.

12. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	December 31, 2012		December 31, 2011
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$185,817	$206,622	$179,904	$182,096
Securities repurchase facility (2011)	11,774	55,603	11,774	55,603
2010-ABS advance financing facility	194,833	233,208	219,563	249,499
2011-1 Agency advance financing facility	476,091	549,284	25,011	28,811
MSR note	4,627	12,328	10,180	16,230
2012-AW agency advance financing facility	100,000	135,343	—	—
2012-C ABS advance financing facility	657,027	742,238	—	—
2012-R ABS advance financing facility	374,739	428,758	—	—
2012-W ABS advance financing facility	492,235	566,332	—	—
Reverse participations and max claim buyouts financing facility	65,943	76,455	—	—
MBS advance financing facility (2012)	—	—	—	—
Originations Segment Notes Payable
$375 million warehouse facility	245,287	285,281	46,810	51,040
$150 million warehouse facility	224,790	241,867	251,722	265,083
$250 million warehouse facility (2011)	356,104	371,836	7,310	7,672
$100 million warehouse facility (2009)	87,747	91,403	16,047	16,715
ASAP+ facility	124,572	124,596	104,858	104,006
Total notes payable	$3,601,586	$4,121,154	$873,179	$976,755
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $325.0 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is December 2013.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company that was amended to extend the expiration to March 2013. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2012, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization, which was structured as a financing.
2010-ABS advance financing facility - In December 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $300.0 million of advance receivables and the interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to Nationstar.
2011-1 Agency advance financing facility - In October 2011, Nationstar executed the 2011-1 Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $600.0 million and the interest rate is based on LIBOR plus a spread of 2.50% to 6.50% depending upon class of the note. The maturity date of this facility is October 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar. In January 2013, Nationstar amended this facility and issued an additional $300 million in asset backed term notes with a weighted average fixed interest rate of 1.46% and a weighted average term of 3 years. (See Note 29 - Subsequent Events).
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
2012-AW agency advance financing facility - In June 2012, Nationstar executed the 2012-AW Agency Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $100.0 million and the interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar. On January 31, 2013, Nationstar terminated this revolving financing receivable and repaid all outstanding balances as of the termination date.
2012-C ABS advance financing facility - In June 2012, Nationstar executed the 2012-C ABS Advance Financing Facility with a financial institution. This facility, amended in November 2012, has the capacity to borrow up to $700.0 million and the interest rate is based on LIBOR plus a spread of 3.25% to 4.25%. The maturity date of this facility is November 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility, amended in December 2012, has a borrowing capacity of up to $400.0 million and the interest rate is based on LIBOR plus a spread of 3.37% to 8.00%. The maturity date of this facility is June 2014. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-W ABS advance financing facility - In June 2012, Nationstar executed the 2012-W ABS Advance Financing Facility with a financial institution. This facility, amended in December 2012, has the capacity to borrow up to $500.0 million and the interest rate is based on LIBOR plus a spread of 3.75%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
Reverse participations and max claim buyouts financing facility - In June 2012, Nationstar executed a reverse participations and max claim buyouts financing facility with a financial institution. This facility has capacity to borrow up to $150.0 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is partially secured by reverse mortgage loans.
MBS advance financing facility (2012) - In December 2012, Nationstar executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $125.0 million through April 14, 2013, $100.0 million for the period April 15, 2013 through July 14, 2013 and $50.0 million for any date thereafter. The interest rate is LIBOR plus a spread of 3.50%. The maturity date of this facility is January 2014. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

Originations Segment Notes Payable
$375 million warehouse facility - In February 2010, Nationstar executed a MRA with a financial institution which will expire in January 2014. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $375.0 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. In January 2013, Nationstar amended the agreement to increase the borrowing capacity from $375.0 million to $750.0 million. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%. See Note 29 - Subsequent Events.
$150 million warehouse facility - Nationstar has a MRA with a financial services company, which was amended in February 2012 to expire in August 2013 and reduce the committed amount from $300.0 million to $150.0 million. The facility also has an uncommitted amount of $150 million that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.25%.
$250 million warehouse facility (2011) - In March 2011, Nationstar executed an MRA with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $750.0 million in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The maturity is August 2013 with the interest rate based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral.
$100 million warehouse facility (2009) - In October 2009, Nationstar executed a MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100.0 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.25%. The maturity date of this MRA with the financial institution was extended to March 2013.
ASAP + facility - During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	December 31, 2012	December 31, 2011
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$281,676	$280,199
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	380,232	—
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	$400,727	$—
Total	$1,062,635	$280,199
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
Legacy Asset and Other Financing

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $100.6 million and $112.5 million at December 31, 2012 and 2011, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $336.9 million and $373.1 million at December 31, 2012 and 2011, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $117.1 million and $130.8 million at December 31, 2012 and 2011, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisitions of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings with certain entities formed by Newcastle, in which Newcastle and/or certain funds managed by Fortress own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.
Nationstar retains all ancillary income associated with servicing the Portfolios and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions. Such entities have no prior or ongoing obligations associated with the Portfolios.
Contemporaneous with the above, Nationstar entered into refinanced loan agreements with such entities. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

Nationstar has elected fair value accounting for these financing agreements. The total carrying amount of the outstanding excess spread financing agreements was $288.1 million and $44.6 million at December 31, 2012 and 2011, respectively.

The following table shows the hypothetical effect on the fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at December 31, 2012 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2012
Excess spread financing	$7,978	$16,404	$10,654	$22,240	$5,538	$11,075

As the fair value on the outstanding excess spread financing is linked to the future economic performance of certain acquired MSRs, any adverse changes in the acquired MSRs would inherently benefit the net carrying amount of the excess spread financing, while any beneficial changes in certain key assumptions used in valuing the acquired MSRs would negatively impact the net carrying amount of the excess spread financing.
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

Participating Interest Financing
Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.53% to 7.17%. The participating interest financing was $580.8 million at December 31, 2012. There was none outstanding at December 31, 2011.
Financial Covenants
As of December 31, 2012, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

13. Repurchase Reserves
Certain whole loan sale contracts include provisions requiring Nationstar to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. These representations and warranties are made to the loan purchasers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that Nationstar refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale. The reserve for repurchases is included as a component of payables and accrued liabilities. The current unpaid principal balance of loans sold by Nationstar represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on actual pending and expected claims, repurchase requests, historical experience, and loan volume. While the amount of repurchases and premium recapture is uncertain, Nationstar considers the liability to be appropriate.
The activity of the outstanding repurchase reserves were as follows (in thousands):

	December 31,
	2012	2011	2010
Repurchase reserves, beginning of period	$10,026	$7,321	$3,648
Additions	13,121	5,534	4,649
Charge-offs	(4,636)	(2,829)	(976)
Repurchase reserves, end of period	$18,511	$10,026	$7,321

14. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the year ended December 31,
	2012	2011	2010
Servicing	$58,840	$18,396	$10,528
Legal and professional fees	52,673	17,607	14,741
Outsourcing	18,199	2,557	1,049
Depreciation and amortization	9,620	4,063	2,117
Equipment	8,222	4,605	3,862
Travel	8,014	3,388	2,152
Postage	7,582	5,978	4,220
Dues and fees	7,522	5,588	4,114
Loan processing charges	6,956	3,508	3,197
Telecommunications and technology	6,700	3,832	2,347
Stationary and office supplies	5,309	3,964	2,594
Advertising	5,300	4,723	4,559
Other	6,650	3,974	3,433
Total general and administrative expenses	$201,587	$82,183	$58,913

15. Income Taxes

The consolidated financial statements through December 31, 2011 and for the period January 1, 2012 up to the Reorganization date (March 7, 2012) do not include income tax expense or benefit or any deferred tax assets or liabilities. Nationstar Inc.'s corporate subsidiaries were subject to income taxes prior to the Reorganization, however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes. As a result of the Reorganization, Nationstar Inc. and its subsidiaries, including Nationstar, became a new corporate consolidated group for income tax purposes. As a result of the change in income tax status, the Company recorded deferred taxes on the difference between book and tax bases in assets and liabilities as of the Reorganization date. The net deferred tax asset or liability is recorded through the consolidated statement of operations and comprehensive income as a component of income tax expense. As of the Reorganization date, the Company recorded a deferred tax asset for net operating and other loss carryforwards inherited as a result of the Reorganization, a deferred tax liability related to basis differences in Nationstar's assets and liabilities and a valuation allowance for deferred tax assets that management concluded would likely not be realized.

The components of income tax expense (benefit) on continuing operations were as follows (in thousands):

For the year ended December 31, 2012
Current
Federal	$82,120
State	10,126
92,246

Deferred
Federal	(18,721)
State	(2,229)
(20,950)
Total	$71,296

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% as follows for the period indicated (dollars in thousands):

	For the year ended December 31, 2012
	(in dollars)	(in percentages)

Tax expense at federal statutory rate	$96,804	35.0%
Effect of:
Initial recording of deferred tax asset/liability, net of valuation allowance	—	—%
State taxes, net of federal benefit	6,129	2.2%
Pre-reorganization earnings	(14,302)	(5.2)%
Release of valuation allowance	(17,767)	(6.4)%
Other, net	432	0.2%
Total income tax expense	$71,296	25.8%

Deferred income tax amounts at December 31, 2012, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

December 31, 2012

Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state & capital)	$74,335
MSR fair value adjustments	61,837
Reverse mortgage premiums	15,248
Loss reserves	10,256
Rent expense	4,206
Equity in earnings of unconsolidated group for tax	3,662
Restricted share based compensation	3,401
Impairment	2,661
Other, net	275
Total Deferred Tax Assets	175,881

Deferred Tax Liabilities
Originated MSR gain on sale	(67,975)
Purchased MSR amortization	(26,136)
Depreciation and amortization, net	(10,018)
Co-investment fair value adjustments	(1,222)
Prepaid assets	(1,161)
Other, net	(65)
Total Deferred Tax Liabilities	(106,577)
Valuation Allowance	(45,567)
Net Deferred Tax Asset	$23,737

The federal net operating loss carryforwards (NOL) amount to approximately $200.1 million at December 31, 2012. It is expected that these NOL's will begin to expire in 2027, if unused. The Company also has net capital loss and state NOL carryforwards of approximately $4.7 million and $102.1 million that begin to expire in 2015 and 2013, respectively.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a valuation allowance is established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

Management considers all available evidence in evaluating the need for a valuation allowance. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance. Furthermore, in conjunction with the Reorganization, the Company incurred a change in control within the meaning of Section 382 and 383 of the Internal Revenue Code. As a result, federal tax law places an annual limitation on the amount of the Company's federal net operating loss carryforward that may be used.

In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had significant pre-tax losses for 2009 and 2010, and at the Reorganization date, the Company's management considered this factor in its analysis of deferred tax assets. Considering the Company's 2011 pre-tax income, the Company had a significant three year cumulative pre-tax loss. Additionally, the Company incurred significant losses for the periods 2006 through 2008.

In conjunction with the Company's initial public offering and Reorganization, the Company became a taxable entity, inherited certain tax attributes, including net operating losses, and recorded the effects of the Company's temporary differences. At the Reorganization date, the Company recorded a net deferred tax asset which was primarily caused by the net operating loss carryforward. Simultaneously, the Company recorded a valuation allowance against the net deferred tax asset. The principle reason for the valuation allowance was the cumulative losses for the 2009 - 2011 period and the Company's overall history of losses. Although the Company was profitable in 2011, as of the Reorganization date management concluded it would be inappropriate to rely on future income projections to conclude the net deferred tax asset would be realized.

The Company generated significantly increased revenues in 2012, adding approximately $100 billion in UPB to its mortgage servicing portfolio, more than doubling its mortgage loan originations and recognizing significant pre-tax income. Management believes that the increase in the size of the Company will continue in the near term. The Company expects to add approximately $215 billion in UPB to its mortgage servicing portfolio in 2013 (see Note 29 - Subsequent Events). Because of the increase in the size of the Company, management has forecasted significant earnings for the foreseeable future.

The Company's NOL is limited by Section 382 of the Internal Revenue Code. Because of this limitation, the Company will to utilize the NOL over a 19 year period. Earnings during this extended period are difficult to forecast with any certainty. These factors, among others, caused management to release a portion of the valuation allowance at year end 2012. However, because forecasted income generally becomes less reliable over time, a full release of the valuation allowance was not determined to be appropriate at year end.

16. Earnings Per Share

The computation of basic and diluted net income (loss) attributable to Nationstar Inc. is as follows:

	Year ended December 31, 2012
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net income attributable to Nationstar Inc. — basic	$205,287	85,328	$2.41

Effect of dilutive stock awards	—	196

Net income attributable to Nationstar Inc. — diluted	$205,287	85,524	$2.40

	Year ended December 31, 2011
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net income attributable to Nationstar Inc. — basic	$20,887	70,000	$0.30

Effect of dilutive stock awards	—	—

Net income attributable to Nationstar Inc. — diluted	$20,887	70,000	$0.30

	Year ended December 31, 2010
	Net Loss	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net loss attributable to Nationstar Inc. — basic	$(9,914)	70,000	$(0.14)

Effect of dilutive stock awards	—	—

Net loss attributable to Nationstar Inc. — diluted	$(9,914)	70,000	$(0.14)

17. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (ASC 820), provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.
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
Mortgage Loans Held for Sale – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae. Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
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
Mortgage Servicing Rights – Fair Value – Nationstar recognizes MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting and for which the servicing rights are retained. Additionally, Nationstar may acquire the rights to service forward residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties. Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, and credit losses. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Reverse Mortgage Interests – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

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
Derivative Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of related mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in other assets or derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures.
Notes Payable – Notes payable consists of outstanding borrowings on Nationstar's warehouse and advance financing facilities. As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheet approximates fair value. Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2012 being mortgage prepayment speeds of 14.0%, average life of 4.2 years, and discount rate of 15.0%. Changes in fair value to the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of operations and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate
Low	9.4%	3.0 years	13.6%
High	22.4%	4.5 years	15.5%

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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		December 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,480,537	$—	$1,480,537	$—
Mortgage servicing rights – fair value(1)	635,860	—	—	635,860
Other assets:
IRLCs	150,048	—	150,048	—
Forward MBS trades	888	—	888	—
Loan Purchase Commitments (LPCs)	1,253	—	1,253	—
Total assets	$2,268,586	$—	$1,632,726	$635,860
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,120	$—	$6,120	$—
Interest rate swaps on ABS debt	1,846	—	1,846	—
Forward MBS trades	11,974	—	11,974	—
LPCs	86	—	86	—
Excess spread financing (at fair value)	288,089	—	—	288,089
Total liabilities	$308,115	$—	$20,026	$288,089
		December 31, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$458,626	$—	$458,626	$—
Mortgage servicing rights – fair value(1)	251,050	—	—	251,050
Other assets:
IRLCs	11,302	—	11,302	—
Total assets	$720,978	$—	$469,928	$251,050
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,540	$—	$6,540	$—
Forward MBS trades	5,830	—	5,830	—
Excess spread financing (at fair value)	44,595	—	—	44,595
Total liabilities	$56,965	$—	$12,370	$44,595

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the year ended December 31, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses		—
Included in earnings	(68,242)	10,683
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	394,445	—
Issuances	58,607	272,676
Sales	—	—
Settlements	—	(39,865)
Ending balance	$635,860	$288,089

	ASSETS	LIABILITIES
For the year ending December 31, 2011	Mortgage servicing rights	Excess spread financing
Beginning balance	$145,062	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(39,000)	3,060
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	102,800	—
Issuances	36,474	43,742
Sales	—	—
Settlements	5,714	(2,207)
Ending balance	$251,050	$44,595

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Year ended December 31, 2012
Assets
REO(1)	$—	$—	$10,467	$10,467	$(2,864)
Total assets	$—	$—	$10,467	$10,467	$(2,864)
Year ended December 31, 2011
Assets
REO(1)	$—	$—	$3,668	$3,668	$(6,833)
Total assets	$—	$—	$3,668	$3,668	$(6,833)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,649	$152,649	$—	$—
Restricted cash	393,190	393,190	—	—
Mortgage loans held for sale	1,480,537	—	1,480,537	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	238,907	—	—	220,755
Reverse mortgage interests	750,273	—	805,650	—
Derivative instruments	152,189	—	152,189	—
Financial liabilities:
Notes payable	3,601,586	—	—	3,601,586
Unsecured senior notes	1,062,635	1,151,997	—	—
Derivative financial instruments	20,026	—	20,026	—
Nonrecourse debt - Legacy assets	100,620	—	—	102,492
Excess spread financing	288,089	—	—	288,089
Participating interest financing	580,836	—	593,741	—
	December 31, 2011
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,445	$62,445	$—	$—
Restricted cash	71,499	71,499	—	—
Mortgage loans held for sale	458,626	—	458,626	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	243,480	—	—	226,890
Derivative instruments	11,302	—	11,302	—
Financial liabilities:
Notes payable	873,179	—	—	873,179
Unsecured senior notes	280,199	282,150	—	—
Derivative financial instruments	12,370	—	12,370	—
Nonrecourse debt - Legacy assets	112,490	—	—	114,037
Excess spread financing	44,595	—	—	44,595

18. Employee Benefits
Nationstar holds a contributory defined contribution plan (401(k) plan) that covers substantially all full-time employees. Nationstar matches 50% of participant contributions, up to 6% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $3.7 million, $2.3 million, and $1.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

19. Share-Based Compensation
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management of 1,191,117 shares and also to non-employee directors of 85,716 shares.
The following table summarizes information about the restricted stock as of December 31, 2012 under the 2012 Plan (shares in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted Stock outstanding at January 1, 2012	—	$—	0
Granted in March 2012	1,277	$14.00	2.2
Grants issued subsequent to initial public offering	69	$29.95	2.3
Forfeited	(53)
Restricted Stock outstanding at December 31, 2012	1,293
Restricted Stock unvested and expected to vest	1,283
Restricted Stock vested and payable at December 31, 2012	—

The following table summarizes the vesting schedule of the restricted stock grants:

	2013	2014	2015
Restricted Stock expected to vest	431,560	425,560	426,836
In addition to the 2012 Plan, Nationstar management also had interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants remitted a portion of their Nationstar Inc. common stock to Nationstar in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar holds 212,156 shares of Nationstar Inc. common shares at their cost of $4.6 million. These shares are reflected in Nationstar's consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares are expected to be held by Nationstar until they can be distributed to Nationstar Inc.
A total of 100,887 Class A Units were granted to certain management members on the date of Nationstar’s acquisition by FIF. No consideration was paid for the Class A Units, and these units vest in accordance with the Vesting Schedule per the FIF HE Holding LLC Amended and Restated Limited Liability Agreement, generally in years three through five after grant date. All of these outstanding units were completely vested as of July 11, 2011.
Effective September 17, 2010, FIF HE Holdings LLC executed the FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company Agreement (the Fifth Agreement). This Fifth Agreement provided for a total of 457,526 Class A Units to be granted to certain management members. No consideration was paid for the granted units, and the units vest in accordance with the Vesting Schedule per the Fifth Agreement.
Simultaneously with the execution of the Fifth Agreement, FIF HE Holdings LLC executed several Restricted Series I Preferred Stock Unit Award Agreements (PRSU Agreements). These Agreements provided for a total of 3,304,000 Class C Units and 3,348,000 Class D Units to be granted to certain management members. No consideration was paid for the granted units, and the units vest in accordance with the Vesting Schedule per the PRSU Agreements.
Total share-based compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the year ended December 31, 2012 was $13.3 million. Total share-based compensation expense, net of forfeitures, for the predecessor plan for the years ended December 31, 2011 and 2010, was $14.8 million and $12.9 million, respectively. Nationstar expects to recognize $6.9 million of compensation expense in 2013, $2.8 million in 2014, and $0.5 million in 2015 in conjunction with its 2012 Plan.

20. Capital Requirements
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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $426.1 million. As of December 31, 2012, Nationstar was in compliance with all of its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $350.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2012, Nationstar was in compliance with these minimum tangible net worth requirements.

21. Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, Nationstar Inc. and its subsidiaries are routinely named as defendants in or parties to many pending and threatened legal actions and proceedings, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws. The certification of any putative class action could substantially increase our exposure to damages. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including the Fair Debt Collection Practices Act. Additionally, along with others in our industry, we are subject to repurchase claims and may continue to receive claims in the future, including through securitization vehicles and master servicing arrangements that we have acquired and from our Legacy Portfolio. Certain of the actual or threatened legal actions include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

Further, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Such inquiries may include those into servicer foreclosure processes and procedures and lender-placed insurance. In particular, ongoing and other legal proceedings brought under state consumer protection statues may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned form the underlying activities and that could have a material adverse effect on our liquidity and financial position.

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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $15.0 million, $9.3 million, and $9.4 million for the years ended December 31, 2012, 2011, and 2010 respectively, were included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $1.0 million to $4.8 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Operating Lease Commitments
Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2019. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term (see Note 22 - Restructuring Charges). Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below (in thousands).

Year	Amount
2013	$16,874
2014	15,028
2015	12,259
2016	8,474
2017	4,475
Thereafter	7,638
Total	$64,748

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. In addition, Nationstar began entering into LPCs with prospective sellers in November 2012. These loan commitments are treated as derivatives and are carried at fair value (See Note 11-Derivative Financial Instruments).

In 2012, Nationstar completed its acquisitions of certain MSRs related to approximately $28.4 billion of unpaid principal balance in reverse mortgage loans from financial services companies. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At December 31, 2012, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.7 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies

In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At December 31, 2012 and 2011, Nationstar has estimated no liability under this agreement.

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

22. Restructuring Charges
To respond to the decreased demand in the home equity mortgage market and other market conditions, Nationstar initiated a program to reduce costs and improve operating effectiveness in 2007. This program included the closing of several offices and the termination of a large portion of Nationstar’s workforce. As part of this plan, Nationstar expected to incur lease and other contract termination costs.
Nationstar recorded restructuring charges totaling $0.5 million, $1.1 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to cancelled lease expenses that are reflected in general and administrative expenses. The following table summarizes, by category, the Company’s restructuring charge activity for the periods noted below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
Year-ended December 31, 2010
Restructuring charges:
Lease terminations	$9,465	$2,287	$(2,569)	$9,183
Total	$9,465	$2,287	$(2,569)	$9,183
Year-ended December 31, 2011
Restructuring charges:
Lease terminations	$9,183	$1,084	$(1,807)	$8,460
Total	$9,183	$1,084	$(1,807)	$8,460
Year-ended December 31, 2012
Restructuring charges:
Lease terminations	$8,460	$500	$(1,774)	$7,186
Total	$8,460	$500	$(1,774)	$7,186

23. Concentrations of Credit Risk
Properties collateralizing mortgage loans held for investment and REO were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total outstanding mortgage loans held for investment and REO).
The following table details the geographical concentration of mortgage loans held for investment and REO by state for the dates indicated (in thousands).

	December 31, 2012		December 31, 2011
State	Unpaid Principal Balance	% of Total Outstanding	Unpaid Principal Balance	% of Total Outstanding
Texas	$49,814	13.8%	$52,620	13.7%
Florida	47,751	13.2%	54,199	14.2%
California	29,194	8.1%	32,684	8.5%
Pennsylvania	18,670	5.2%	18,471	4.8%
All other states (1)	215,356	59.7%	224,906	58.8%
	$360,785	100.0%	$382,880	100.0%

(1)	No other state contains more than 5.0% of the total outstanding.
Additionally, within mortgage loans held for investment, certain loan products’ contractual terms may give rise to a concentration of credit risk and increase Nationstar’s exposure to risk of nonpayment or realization.

	December 31,
	2012	2011
Amortizing Adjustable Rate Mortgages (ARMs):
2/28	$56,849	$68,993
3/27	5,046	6,402
All other ARMs	3,459	14,343
	$65,354	$89,738
24. Business Segment Reporting
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
Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, 2) revenues generated on inter-segment services performed, and 3) interest expense on unsecured senior notes. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Elimination” column in the following tables.

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Year ended December 31, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$462,001	$—	$462,001	$2,287	$(1,793)	$462,495
Other fee income	35,133	(291)	34,842	(186)	—	34,656
Total fee income	497,134	(291)	496,843	2,101	(1,793)	497,151
Gain/(loss) on mortgage loans held for sale	—	487,142	487,142	—	22	487,164
Total revenues	497,134	486,851	983,985	2,101	(1,771)	984,315
Total expenses and impairments	338,157	219,743	557,900	24,145	—	582,045
Other income (expense):
Interest income	30,936	20,426	51,362	18,431	1,793	71,586
Interest expense	(156,817)	(25,830)	(182,647)	(14,639)	(22)	(197,308)
Contract termination fees, net	15,600	—	15,600	—	—	15,600
Loss on equity method investment	(14,571)	—	(14,571)	—	—	(14,571)
Loss on interest rate swaps and caps	1,237	—	1,237	(2,231)	—	(994)
Total other income (expense)	(123,615)	(5,404)	(129,019)	1,561	1,771	(125,687)
Income (loss) before taxes	$35,362	$261,704	$297,066	$(20,483)	$—	$276,583
Depreciation and amortization	$6,126	$2,754	$8,880	$740	$—	$9,620
Total assets	4,938,330	1,845,979	6,784,309	341,834	—	7,126,143

	Year ended December 31, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$238,394	$—	$238,394	$1,972	$(6,955)	$233,411
Other fee income	17,189	14,109	31,298	3,996	—	35,294
Total fee income	255,583	14,109	269,692	5,968	(6,955)	268,705
Gain (loss) on mortgage loans held for sale	—	109,431	109,431	—	(295)	109,136
Total revenues	255,583	123,540	379,123	5,968	(7,250)	377,841
Total expenses and impairments	177,930	101,607	279,537	26,941	(295)	306,183
Other income (expense):
Interest income	2,263	12,718	14,981	44,866	6,955	66,802
Interest expense	(58,024)	(10,955)	(68,979)	(36,396)	—	(105,375)
Loss on equity method investment	(107)	—	(107)	—	—	(107)
Loss on interest rate swaps	298	—	298	—	—	298
Fair value changes - ABS securitizations	—	—	—	(12,389)	—	(12,389)
Total other income (expense)	(55,570)	1,763	(53,807)	(3,919)	6,955	(50,771)
Income (loss) before taxes	$22,083	$23,696	$45,779	$(24,892)	$—	$20,887
Depreciation and amortization	$2,089	$1,306	$3,395	$668	$—	$4,063
Total assets	909,992	600,105	1,510,097	277,834	—	1,787,931

	Year ended December 31, 2010
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$175,569	$—	$175,569	$820	$(9,263)	$167,126
Other fee income	7,273	7,042	14,315	2,643	—	16,958
Total fee income	182,842	7,042	189,884	3,463	(9,263)	184,084
Gain (loss) on mortgage loans held for sale	—	77,498	77,498	—	(154)	77,344
Total revenues	182,842	84,540	267,382	3,463	(9,417)	261,428
Total expenses and impairments	107,283	86,920	194,203	26,927	(154)	220,976
Other income (expense):
Interest income	263	11,848	12,111	77,521	9,263	98,895
Interest expense	(51,791)	(8,806)	(60,597)	(55,566)	—	(116,163)
Loss on interest rate swaps	(9,801)	—	(9,801)	—	—	(9,801)
Fair value changes - ABS securitizations	—	—	—	(23,297)	—	(23,297)
Total other income (expense)	(61,329)	3,042	(58,287)	(1,342)	9,263	(50,366)
Income (loss) before taxes	$14,230	$662	$14,892	$(24,806)	$—	$(9,914)
Depreciation and amortization	$1,092	$781	$1,873	$244	$—	$2,117
Total assets	689,923	402,627	1,092,550	854,631	—	1,947,181

25.  Guarantor Financial Statement Information
As of December 31, 2012, Nationstar and Nationstar Capital Corporation have issued $1.1 billion in aggregate principal amount of unsecured senior notes which mature on various dates through October 1, 2020. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries, other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar and the guarantor subsidiaries for the periods indicated.
NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2012 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$152,248	$401	$—	$—	$152,649
Restricted cash	—	145,657	3	247,530	—	393,190
Accounts receivable, net	—	3,040,666	1,826	1,114	—	3,043,606
Mortgage loans held for sale	—	1,480,537	—	—	—	1,480,537
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	14,700	—	224,207	—	238,907
Participating interest in reverse mortgages	—	750,273	—	—	—	750,273
Receivables from affiliates	—	—	92,373	1,983,997	(2,063,766)	12,604
Mortgage servicing rights – fair value	—	635,860	—	—	—	635,860
Investment in subsidiaries	728,908	149,188	—	—	(878,096)	—
Mortgage servicing rights – amortized cost	—	10,973	—	—	—	10,973
Property and equipment, net	—	74,191	835	—	—	75,026
REO, net	—	8,428	—	2,039	—	10,467
Other assets	28,774	303,737	1,829	1,847	(14,136)	322,051
Total assets	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143
Liabilities and stockholders’ equity
Notes payable	$—	$1,306,557	$—	$2,295,029	$—	$3,601,586
Unsecured senior notes	—	1,062,635	—	—	—	1,062,635
Payables and accrued liabilities	—	640,369	1,815	3,383	(14,136)	631,431
Payables to affiliates	—	2,063,766	—	—	(2,063,766)	—
Derivative financial instruments	—	12,060	—	7,966	—	20,026
Mortgage Servicing Liability	—	83,238	—	—	—	83,238
Nonrecourse debt–Legacy Assets	—	—	—	100,620	—	100,620
Excess spread financing - at fair value	—	288,089	—	—	—	288,089
Participating interest financing	—	580,836	—	—	—	580,836
Total liabilities	—	6,037,550	1,815	2,406,998	(2,077,902)	6,368,461
Total stockholders’ equity	757,682	728,908	95,452	53,736	(878,096)	757,682
Total liabilities and stockholders’ equity	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$462,980	$1,308	$—	$(1,793)	$462,495
Other fee income (expense)	—	(395)	34,583	468	—	34,656
Total fee income	—	462,585	35,891	468	(1,793)	497,151
Gain on mortgage loans held for sale	—	487,164	—	—	—	487,164
Total Revenues	—	949,749	35,891	468	(1,793)	984,315
Expenses and impairments:
Salaries, wages and benefits	—	349,012	9,443	—	—	358,455
General and administrative	—	198,948	2,625	14	—	201,587
Provision for loan losses	—	463	—	1,890	—	2,353
Loss (gain) on foreclosed real estate and other	—	(1,497)	—	4,361	—	2,864
Occupancy	—	16,734	52	—	—	16,786
Total expenses and impairments	—	563,660	12,120	6,265	—	582,045
Other income (expense):
Interest income	—	51,307	—	18,486	1,793	71,586
Interest expense	—	(137,638)	—	(59,670)	—	(197,308)
Contract termination fees, net	—	15,600	—	—	—	15,600
Loss on equity method investments	—	(14,571)	—	—	—	(14,571)
Gain/(Loss) on interest rate swaps and caps	—	(1,415)	—	421	—	(994)
Gain/(loss) from subsidiaries	179,359	(22,789)	—	—	(156,570)	—
Total other income (expense)	179,359	(109,506)	—	(40,763)	(154,777)	(125,687)
Income before taxes	179,359	276,583	23,771	(46,560)	(156,570)	276,583
Income tax expense/(benefit)	(25,928)	97,224	—	—	—	71,296
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(179,359)	22,789	—	—	156,570	—
Share-based compensation	—	13,342	—	—	—	13,342
Gain on mortgage loans held for sale	—	(487,164)	—	—	—	(487,164)
Provision for loan losses	—	463	—	1,890	—	2,353
Loss (gain) on foreclosed real estate and other	—	(1,497)	—	4,361	—	2,864
Loss on equity method investments	—	14,571	—	—	—	14,571
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	1,415	—	(421)	—	994
Fair value changes in excess spread financing	—	10,683	—	—	—	10,683
Depreciation and amortization	—	9,620	—	—	—	9,620
Change in fair value of mortgage servicing rights	—	68,242	—	—	—	68,242
Accretion of mortgage servicing liability	—	(5,120)	—	—	—	(5,120)
Amortization of debt discount	—	25,385	—	—	—	25,385
Amortization of premiums/(discounts)	—	(12,382)	—	(3,368)	—	(15,750)
Mortgage loans originated and purchased, net of fees	—	(7,904,052)	—	—	—	(7,904,052)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	—	7,185,335	—	12,387	—	7,197,722
Changes in assets and liabilities:
Accounts receivable	—	(1,030,084)	(1,819)	279,396	—	(752,507)
Receivables from/(payables to) affiliates	—	2,084,031	(21,837)	(2,060,844)	—	1,350
Net tax effect of stock grants issued	—	(2,846)	—	—	—	(2,846)
Reverse funded advances	—	(608,085)	—	—	—	(608,085)
Other assets	(28,774)	(17,895)	(1,773)	—	14,136	(34,306)
Accounts payable and accrued liabilities	2,846	308,636	1,815	140	(14,136)	299,301
Net cash provided by/(used in) operating activities	—	(145,254)	157	(1,813,019)	—	(1,958,116)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(25,356)	—	—	—	(25,356)
Loan repurchases from Ginnie Mae	—	(24,329)	—	—	—	(24,329)
Deposit on reverse mortgage servicing rights, net	—	(37,911)	—	—	—	(37,911)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(2,070,375)	—	—	—	(2,070,375)
Proceeds from sales of REO	—	(884)	—	1,563	—	679
Net cash provided by/(used in) investing activities	—	(2,158,855)	—	1,563	—	(2,157,292)
Financing activities:
Issuance of Senior Unsecured Notes	—	770,699	—	—	—	770,699
Transfers to/from restricted cash	—	(96,477)	—	(225,214)	—	(321,691)
Issuance of common stock, net of IPO issuance costs	246,700	—	—	—	—	246,700
Issuance of participating interest financing	—	582,897	—	—	—	582,897
Issuance of excess spread financing	—	272,617	—	—	—	272,617
Increase (decrease) in notes payable, net	—	677,952	—	2,050,455	—	2,728,407
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,785)	—	(13,785)
Repayment of excess servicing spread financing	—	(39,865)	—	—	—	(39,865)
Net tax benefit for stock grants issued	—	2,846	—	—	—	2,846
Distribution to subsidiaries	(246,700)	—	—	—	246,700	—
Contributions of parent	—	246,700	—	—	(246,700)	—
Debt financing costs	—	(23,213)	—	—	—	(23,213)
Net cash provided by/(used in) financing activities	—	2,394,156	—	1,811,456	—	4,205,612
Net increase/(decrease) in cash	—	90,047	157	—	—	90,204
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$152,248	$401	$—	$—	$152,649

NATIONSTAR MORTGAGE LLC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2011 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$62,201	$244	$—	$—	$62,445
Restricted cash	49,180	3	22,316	—	71,499
Accounts receivable, net	281,782	7	280,511	—	562,300
Mortgage loans held for sale	458,626	—	—	—	458,626
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	5,984	—	237,496	—	243,480
Receivables from affiliates	41,961	70,541	—	(107,893)	4,609
Mortgage servicing rights – fair value	251,050	—	—	—	251,050
Investment in subsidiaries	140,880	—	—	(140,880)	—
Property and equipment, net	23,238	835	—	—	24,073
REO, net	—	—	3,668	—	3,668
Other assets	106,181	—	—	—	106,181
Total assets	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931
Liabilities and members’ equity
Notes payable	$628,605	$—	$244,574	$—	$873,179
Unsecured senior notes	280,199	—	—	—	280,199
Payables and accrued liabilities	180,545	—	3,244	—	183,789
Payables to affiliates	—	—	107,893	(107,893)	—
Derivative financial instruments	5,830	—	6,540	—	12,370
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	—	—	—
Nonrecourse debt–Legacy Assets	—	—	112,490	—	112,490
Excess spread financing – fair value	44,595	—	—	—	44,595
ABS nonrecourse – fair value	—	—	—	—	—
Total liabilities	1,139,774	—	474,741	(107,893)	1,506,622
Total members’ equity	281,309	71,630	69,250	(140,880)	281,309
Total liabilities and members’ equity	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$234,135	$—	$6,231	$(6,955)	$233,411
Other fee income	17,889	15,313	2,092	—	35,294
Total fee income	252,024	15,313	8,323	(6,955)	268,705
Gain on mortgage loans held for sale	109,136	—	—	—	109,136
Total Revenues	361,160	15,313	8,323	(6,955)	377,841
Expenses and impairments:
Salaries, wages and benefits	198,703	3,587	—	—	202,290
General and administrative	72,654	3,207	6,322	—	82,183
Provision for loan losses	1,346	—	2,191	—	3,537
Loss on foreclosed real estate and other	2,613	—	4,220	—	6,833
Occupancy	11,163	177	—	—	11,340
Total expenses and impairments	286,479	6,971	12,733	—	306,183
Other income (expense):
Interest income	14,880	—	44,967	6,955	66,802
Interest expense	(58,452)	—	(46,923)	—	(105,375)
Loss on equity method investments	(107)	—	—	—	(107)
Gain/(Loss) on interest rate swaps and caps	—	—	298	—	298
Fair value changes in ABS securitizations	7,695	—	(20,084)	—	(12,389)
Gain/(loss) from subsidiaries	(17,810)	—	—	17,810	—
Total other income (expense)	(53,794)	—	(21,742)	24,765	(50,771)
Net income/(loss)	20,887	8,342	(26,152)	17,810	20,887
Other comprehensive income, net of tax:
Change in value of cash flow hedges	(1,071)	—	(1,071)	1,071	(1,071)
Reclassification adjustments for gain (loss) included in earnings	—	—	—	—	—
Comprehensive income / (loss)	$19,816	$8,342	$(27,223)	$18,881	$19,816

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$20,887	$8,342	$(26,152)	$17,810	$20,887
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss from subsidiaries	17,810	—	—	(17,810)	—
Share-based compensation	14,815	—	—	—	14,815
(Gain)/loss on mortgage loans held for sale	(109,136)	—	—	—	(109,136)
Provision for loan losses	1,346	—	2,191	—	3,537
Loss on foreclosed real estate and other	2,613	—	4,220	—	6,833
Loss on equity method investments	107	—	—	—	107
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	—	(2,331)	—	(2,331)
Fair value changes in ABS securitizations	(7,695)	—	20,084	—	12,389
Fair value changes in excess spread financing	3,060	—	—	—	3,060
Depreciation and amortization	4,063	—	—	—	4,063
Change in fair value of mortgage servicing rights	39,000	—	—	—	39,000
Amortization of debt discount	9,070	—	4,261	—	13,331
Amortization of premiums/(discounts)	—	—	(5,042)	—	(5,042)
Mortgage loans originated and purchased, net of fees	(3,412,185)	—	—	—	(3,412,185)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	3,376,778	—	26,659	—	3,403,437
Changes in assets and liabilities:
Accounts receivable	162,980	(7)	(246,106)	—	(83,133)
Receivables from/(payables to) affiliates	(227,455)	(8,407)	240,246	—	4,384
Other assets	(44,576)	—	—	—	(44,576)
Accounts payable and accrued liabilities	99,602	—	2,055	—	101,657
Net cash provided by/(used in) operating activities	(48,916)	(72)	20,085	—	(28,903)

Statement of Cash Flows continued	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	40,000	—	40,000
Property and equipment additions, net of disposals	(19,742)	—	—	—	(19,742)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Deposit on reverse mortgage servicing rights	(26,893)	—	—	—	(26,893)
Deposit on / purchase of mortgage servicing rights	(96,467)	—	—	—	(96,467)
Proceeds from sales of REO	15,566	—	12,257	—	27,823
Net cash provided by/(used in) investing activities	(134,136)	—	52,257	—	(81,879)
Financing activities:
Transfers to/from restricted cash	8,399	(3)	8,416	—	16,812
Issuance of unsecured senior notes	35,166	—	—	—	35,166
Issuance of excess spread financing	40,492	—	—	—	40,492
Decrease in notes payable, net	155,655	—	7,766	—	163,421
Repayment of nonrecourse debt–Legacy assets	—	—	(30,433)	—	(30,433)
Repayment of ABS nonrecourse debt	—	—	(58,091)	—	(58,091)
Repayment of excess servicing spread financing	(2,207)	—	—	—	(2,207)
Distribution to parent	(4,348)	—	—	—	(4,348)
Debt financing costs	(3,462)	—	—	—	(3,462)
Tax related share-based settlement of units by members	(5,346)	—	—	—	(5,346)
Net cash provided by/(used in) financing activities	224,349	(3)	(72,342)	—	152,004
Net increase/(decrease) in cash	41,297	(75)	—	—	41,222
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223
Cash and cash equivalents at end of period	$62,201	$244	$—	$—	$62,445

NATIONSTAR MORTGAGE LLC
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,904	$319	$—	$—	$21,223
Restricted cash	57,579	—	33,546	—	91,125
Accounts receivable, net	437,300	—	3,975	—	441,275
Mortgage loans held for sale	369,617	—	—	—	369,617
Mortgage loans held for investment, subject to nonrecourse debt, Legacy Assets, net	5,016	—	261,304	—	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	—	—	538,440	—	538,440
Investment in debt securities–available-for-sale	597	—	—	(597)	—
Investment in subsidiaries	158,276	—	—	(158,276)	—
Receivables from affiliates	—	62,171	132,353	(185,531)	8,993
Mortgage servicing rights	145,062	—	—	—	145,062
Property and equipment, net	7,559	835	—	—	8,394
REO, net	323	—	27,014	—	27,337
Other assets	29,395	—	—	—	29,395
Total Assets	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181
Liabilities and members’ equity
Notes payable	$472,950	$—	$236,808	$—	$709,758
Unsecured senior notes	244,061	—	—	—	244,061
Payables and accrued liabilities	73,785	—	1,269	—	75,054
Payables to affiliates	185,531	—	—	(185,531)	—
Derivative financial instruments	—	—	7,801	—	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	18,781	—	18,781
Nonrecourse debt–Legacy Assets	—	—	138,662	—	138,662
ABS nonrecourse debt (at fair value)	—	—	497,289	(597)	496,692
Total liabilities	976,327	—	900,610	(186,128)	1,690,809
Total members’ equity	255,301	63,325	96,022	(158,276)	256,372
Total liabilities and members’ equity	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$174,660	$1,730	$—	$(9,264)	$167,126
Other fee income	8,259	7,551	1,148	—	16,958
Total fee income	182,919	9,281	1,148	(9,264)	184,084
Gain on mortgage loans held for sale	77,344	—	—	—	77,344
Total Revenues	260,263	9,281	1,148	(9,264)	261,428
Expenses and impairments:
Salaries, wages and benefits	146,746	2,369	—	—	149,115
General and administrative	57,329	1,642	(58)	—	58,913
Provision for loan losses	1,558	—	1,740	—	3,298
Loss on foreclosed real estate and other	—	—	205	—	205
Occupancy	9,289	156	—	—	9,445
Total expenses and impairments	214,922	4,167	1,887	—	220,976
Other income / (expense):
Interest income	17,019	6	72,606	9,264	98,895
Interest expense	(54,075)	—	(62,088)	—	(116,163)
Loss on interest rate swaps and caps	—	—	(9,801)	—	(9,801)
Fair value changes in ABS securitizations	—	—	(23,748)	451	(23,297)
Gain / (loss) from subsidiaries	(18,650)	—	—	18,650	—
Total other income / (expense)	(55,706)	6	(23,031)	28,365	(50,366)
Net income / (loss)	(10,365)	5,120	(23,770)	19,101	(9,914)
Other comprehensive income, net of tax:
Change in value of cash flow hedges	1,071	—	1,071	(1,071)	1,071
Reclassification adjustments for gain (loss) included in earnings	—	—	—	—	—
Comprehensive income / (loss)	$(9,294)	$5,120	$(22,699)	$18,030	$(8,843)

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(10,365)	$5,120	$(23,770)	$19,101	$(9,914)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Share-based compensation	12,856	—	—	—	12,856
Gain on mortgage loans held for sale	(77,344)	—	—	—	(77,344)
Provision for loan losses	1,558	—	1,740	—	3,298
Loss on foreclosed real estate and other	—	—	205	—	205
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	—	8,872	—	8,872
Fair value changes in ABS securitizations	—	—	23,297	—	23,297
Loss from subsidiaries	18,650	—	—	(18,650)	—
Depreciation and amortization	2,104	13	—	—	2,117
Change in fair value of mortgage servicing rights	6,043	—	—	—	6,043
Amortization of debt discount	12,380	—	6,351	—	18,731
Amortization of premiums/(discounts)	—	—	(4,526)	—	(4,526)
Mortgage loans originated and purchased, net of fees	(2,791,639)	—	—	—	(2,791,639)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	2,670,577	—	(16,634)	—	2,653,943
Changes in assets and liabilities:
Accounts receivable	73,124	3	(31,979)	—	41,148
Receivables from/(payables to) affiliates	(52,594)	(5,110)	61,662	—	3,958
Other assets	(861)	—	—	—	(861)
Accounts payable and accrued liabilities	8,444	(96)	(185)	—	8,163
Net cash provided by/(used) in operating activities	(127,067)	(70)	25,033	451	(101,653)
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	48,838	—	48,838
Property and equipment additions, net of disposals	(3,923)	(13)	—	—	(3,936)
Purchase of mortgage servicing rights	(17,812)	—	—	—	(17,812)
Proceeds from sales of REO	504	—	73,603	—	74,107
Net cash provided by/(used) in investing activities	(21,231)	(13)	122,441	—	101,197
Financing activities:
Transfers to/from restricted cash	(38,617)	—	4,886	—	(33,731)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Issuance of unsecured notes, net of issue discount	243,013	—	—	—	243,013
Decrease in notes payable, net	(57,972)	—	(4,127)	—	(62,099)
Repayment of nonrecourse debt–Legacy assets	—	—	(45,364)	—	(45,364)
Repayment of ABS nonrecourse debt	(146)	—	(102,869)	(451)	(103,466)
Debt financing costs	(14,923)	—	—	—	(14,923)
Tax related share-based settlement of units by members	(3,396)	—	—	—	(3,396)
Net cash provided by/(used) in financing activities	127,959	—	(147,474)	(451)	(19,966)
Net increase/(decrease) in cash	(20,339)	(83)	—	—	(20,422)
Cash and cash equivalents at beginning of period	41,243	402	—	—	41,645
Cash and cash equivalents at end of period	$20,904	$319	$—	$—	$21,223

26. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
In September 2010, Nationstar entered into a marketing agreement with Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the originations fees of loans that Nationstar refinances.
Additionally, in January 2011, Nationstar entered into three agreements to act as the loan subservicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the year ended December 31, 2012 and 2011, Nationstar recognized revenue of $9.8 million and $9.9 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At December 31, 2012 and 2011, Nationstar had an outstanding receivable from Springleaf of $0.7 million and $0.6 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.0 billion, $1.1 billion and $1.2 billion, as of December 31, 2012, 2011, and 2010, respectively. For the year ended December 31, 2012, 2011 and 2010, Nationstar received servicing fees and other performance incentive fees of $5.2 million, $5.8 million and $6.5 million, respectively.
Additionally, since December 2011, Nationstar entered into several agreements with Newcastle, where Nationstar sold to Newcastle the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar will retain all ancillary income associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the portfolio. Newcastle will not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
In addition, Nationstar has paid $8.8 million to Newcastle for delinquent service fees above the contractual amount. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements. Additionally, Nationstar recorded $1.0 million of accounts payable to Newcastle for the legal expenses incurred in connection with the potential ResCap acquisition.
The fair value on the outstanding liability related to these agreements was $288.1 million and $44.6 million at December 31, 2012 and 2011, respectively.

27. Related Party Disclosure
In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company. In March 2012, FIF contributed its 13% investment in ANC to Nationstar, increasing the overall investment to 35%. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both originations and default management channels. Direct or indirect product and service offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions. Nationstar disbursed servicing-related advances of $16.9 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively.
Nationstar recorded a net charge to earnings related to its loss on NREIS of $0.1 million for December 31, 2011, which is included in the loss on equity method investment line item in Nationstar’s consolidated statement of operations. Through the third quarter of 2012, Nationstar had recognized its portion of NREIS' loss on equity method investment of $1.3 million. During the fourth quarter of 2012, the management of NREIS made the decision to wind down its operations due to continuing poor financial results. Because of the decision to wind down operations and the financial condition of NREIS, Nationstar recorded additional losses amounting to $9.0 million. In addition to its initial investment, Nationstar, during May 2012, advanced NREIS $2.0 million for future services. Nationstar determined that these deposits would not be recovered and fully impaired this additional deposit. In order to effect an orderly wind down of the operation, Nationstar, together with the majority owners of ANC, agreed to fund a portion of the expected wind down costs. As such, Nationstar recorded $2.3 million of losses in excess of its investment at December 31, 2012. These losses are expected to be funded in early 2013.

28. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total fee income	$93,560	$100,414	$145,611	$157,566
Gain on mortgage loans held for sale	70,512	102,345	139,259	175,048
Total revenues	164,072	202,759	284,870	332,614
Total expenses and impairments	96,577	130,372	154,828	200,268
Total other income/(expense)	(14,164)	(23,332)	(50,261)	(37,930)
Income before taxes	53,331	49,055	79,781	94,416
Income taxes	3,145	12,780	24,714	30,657
Net income	$50,186	$36,275	$55,067	$63,759
Earnings per share:
Basic earnings per share	$0.67	$0.41	$0.62	$0.72
Diluted earnings per share	$0.67	$0.41	$0.61	$0.71

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total fee income	$64,686	$59,898	$61,141	$82,980
Gain on mortgage loans held for sale	20,506	22,822	30,232	35,576
Total revenues	85,192	82,720	91,373	118,556
Total expenses and impairments	68,121	68,402	83,194	86,466
Total other income/(expense)	(9,702)	(12,592)	(11,279)	(17,198)
Net income/(loss)	$7,369	$1,726	$(3,100)	$14,892
Earnings (loss) per share:
Basic earnings (loss) per share	$0.11	$0.02	$(0.04)	$0.21
Diluted earnings (loss) per share	$0.11	$0.02	$(0.04)	$0.21

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total fee income	$38,750	$44,878	$39,142	$61,314
Gain on mortgage loans held for sale	12,429	13,489	25,836	25,590
Total revenues	51,179	58,367	64,978	86,904
Total expenses and impairments	40,110	45,999	59,513	75,354
Total other income/(expense)	(10,337)	(14,694)	(11,280)	(14,055)
Net income/(loss)	$732	$(2,326)	$(5,815)	$(2,505)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.03)	$(0.08)	$(0.04)
Diluted earnings (loss) per share	$0.01	$(0.03)	$(0.08)	$(0.04)

During 2012, Nationstar reclassified amounts previously recorded in other income/(expense) during the first three quarters of 2012 into total fee income. This reclassification was performed to more accurately portray the nature of the services provided by Nationstar related to reverse mortgage loans. This reclassification did not have an impact on the Net income/(loss) amounts previously reported on SEC Form 10-Q for the impacted periods.

29. Subsequent Events

On January 6, 2013, Nationstar entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution. Under the Purchase Agreement, the Company agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price is approximately $7.1 billion, which is expected to be funded through a combination of cash on hand, the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. Subject to customary closing conditions, the Company expects to close on the majority of the remaining MSRs in stages during the second quarter of 2013. The Company expects to have completed the boarding on the acquired Fannie Mae, Freddie Mac, and Ginnie Mae portfolios from February to June 2013, with the remaining private label securitization portfolios scheduled to board onto the servicing system through September 2013.

On January 28, 2013, Nationstar amended the 2011-1 Agency advance financing facility. The amended agreement permits the facility to issue additional asset-backed term notes of $300 million, raising the total capacity for this facility to $900 million. The Notes carry a weighted average fixed interest rate of 1.46% and a weighted average term of 3 years. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

In January 2013, Nationstar amended the MRA of the $375 million warehouse facility to increase the borrowing capacity from $375.0 million to $750.0 million.

On February 7, 2013, Nationstar completed the offering of $400 million aggregate principal amount of 6.5% senior notes due 2021 in a private placement transaction. The notes were issued at par and pay interest semi-annually.

In February 2013, Nationstar amended the $100 million warehouse facility (2009) and Securities repurchase facility (2011) extending the maturity dates to March 2013.

On March 7, 2013, a purported investor filed a complaint with the Supreme Court of the State of New York (the trial court), alleging that Nationstar sold loans for six trusts where Nationstar acts as master servicer, in violation of the underlying pooling and servicing agreements. The Supreme Court has temporarily enjoined Nationstar from further sales of loans in response to the complaint. Nationstar intends to vigorously defend itself in this action and does not expect this action to have a material adverse effect on its financial position or results of operations.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Item 9B.  Other Information
None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information required by Item 10 for matters other than executive officers is included under the captions “Board of Directors,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2013 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 11. Executive Compensation
Information required by Item 11 is included under the captions "Committees of the Board of Directors", "Executive Compensation", and "Compensation Committee Report" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 13 is included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
Information required by Item 14 under the caption “Audit Function” in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Master Pre-IPO Restructuring Agreement, dated as of February 17, 2012, by and among FIF HE Holdings LLC, Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC and the other parties thereto	S-1/A	333-174246	2.1	2/24/2012

2.2+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.3	12/23/2010

4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-171370	4.1	12/19/2011

4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.18±	Indenture, dated as of June 12, 2012, between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.2	8/14/2012

4.19±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.3	8/14/2012

4.20±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.4	8/14/2012

4.21±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.5	8/14/2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.22*	Amendment No. 1, dated July 18, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.23*	Amendment No. 2, dated August 24, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.24*	Amendment No. 3, dated November 30, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.25	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.26	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.27	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.28	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	4/25/2012

10.2	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.3	Registration Rights Agreement, dated as of September 24, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.4	Registration Rights Agreement, dated as of September 28, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/28/2012

10.5	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.6	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.7	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.8	Asset Purchase Agreement, dated as of May 13, 2012, among Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	5/16/2012

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.9	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012, among Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	7/5/2012

10.10*
Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC (restates and supersedes prior EAF facility)
X

10.11*
First Amendment, dated January 31, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC
X

10.12	Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.13
Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC
X

10.14	Amendment Number One, dated February 29, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.15	Amendment Number Two, dated June 28, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.16	Amendment Number Three, dated August 28, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.17	Amendment Number Four, dated December 24, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.18	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.19	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.20	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC					X

10.21	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.22	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	333-171370	10.1	3/6/2012

10.23	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.24	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.25	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.26	Mortgage Selling and Servicing Contract, dated July 31, 1997, between Fannie Mae and Centex Home Equity Corp.	S-1/A	333-174246	10.37	1/20/2012

10.27	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.2	3/6/2012

10.29	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.5	3/6/2012

10.30	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.4	3/6/2012

10.31	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.7	3/6/2012

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.6	3/6/2012

10.33	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	5/16/2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.34	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	5/16/2012

10.35	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	7/5/2012

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	5/16/2012

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	5/16/2012

10.38	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	7/5/2012

10.39	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	5/16/2012

10.40	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	5/16/2012

10.41	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	7/5/2012

10.42	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	5/16/2012

10.43	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	5/16/2012

10.44	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	7/5/2012

10.45	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC					X

10.46	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC					X

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.47	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC					X

10.48	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC					X

10.49	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC					X

10.50	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC					X

10.51	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC					X

10.52	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC					X

10.53	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.54	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.55	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.19	8/14/2012

10.56	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.22	8/14/2012

10.57	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.21	8/14/2012

10.58	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	8/14/2012

10.59	Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.31	1/20/2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.60	Amendment and Waiver to the Amended and Restated Master Repurchase Agreement and the Transition Subservicing Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and Bank of America, N.A.	S-1/A	333-174246	10.50	2/242012

10.61	Amendment Number One, dated November 24, 2010, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.33	1/20/2012

10.62	Amendment Number Two, dated October 20, 2011, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.34	1/20/2012

10.63	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller	S-1/A	333-174246	10.35	1/20/2012

10.64	Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated June 1, 2012, between Nationstar Mortgage LLC and Bank of America, N.A.	8-K	001-35449	10.1	9/4/2012

10.65	Request for Temporary Increase, dated June 26, 2012, between Bank of America, N.A. and Nationstar Mortgage LLC	8-K	001-35449	10.2	9/4/2012

10.66	Amendment Number Five, dated January 30, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.67*	Transaction Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.68	Amendment to the Fifth Amended and Restated Master Repurchase Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and The Royal Bank of Scotland plc	S-1/A	333-174246	10.49	2/24/2012

10.69	Amendment Number Four to Fifth Amended and Restated Master Repurchase Agreement, dated as of February 25, 2012, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC	S-1/A	333-174246	10.58	2/24/2012

10.70**	Employment Agreement, dated as of January 29, 2008, between Nationstar Mortgage LLC and Robert L. Appel	S-4	333-171370	10.5	12/23/2010

10.71**	Amendment, dated as of September 17, 2010, to Employment Agreement, dated January 29, 2008, between Nationstar Mortgage LLC and Robert L. Appel	S-4	333-171370	10.6	12/23/2010

10.72**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.73**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.					X

10.74**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.					X

10.75**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.76**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.77**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.78**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.79**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.80**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan					X

10.81**	Nationstar Mortgage LLC Annual Incentive Compensation Plan					X

10.82**	Nationstar Mortgage LLC Management Incentive Plan (MIP)					X

10.83**	Nationstar Mortgage LLC Long-Term Incentive Plan	S-4	333-171370	10.16	12/23/2010

10.84**	Amendment Number Two to Nationstar Mortgage LLC Long-Term Incentive Plan					X

10.85	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

±	Certain portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

**	Management contract, compensatory plan or arrangement.

+	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby undertakes to furnish supplementally a copy of any referenced schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Nationstar Mortgage Holdings Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	March 15, 2013
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Hisey	March 15, 2013
David C. Hisey, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Wesley R. Edens	March 15, 2013
Wesley R. Edens, Chairman of the Board of Directors

/s/ Robert Gidel	March 15, 2013
Robert Gidel, Director

/s/ Roy Guthrie	March 15, 2013
Roy Guthrie, Director

/s/ Brett Hawkins	March 15, 2013
Brett Hawkins, Director

/s/ Michael D. Malone	March 15, 2013
Michael D. Malone, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Master Pre-IPO Restructuring Agreement, dated as of February 17, 2012, by and among FIF HE Holdings LLC, Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC and the other parties thereto	S-1/A	333-174246	2.1	2/24/2012

2.2+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-171370	4.3	12/23/2010

4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-171370	4.1	12/19/2011

4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee					X

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.18±	Indenture, dated as of June 12, 2012, between Nationstar Agency Advance Funding Trust 2012-AW and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.2	8/14/2012

4.19±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-W and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.3	8/14/2012

4.20±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-R and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.4	8/14/2012

4.21±	Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee	10-Q	001-35449	4.5	8/14/2012

4.22*	Amendment No. 1, dated July 18, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.23*	Amendment No. 2, dated August 24, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.24*	Amendment No. 3, dated November 30, 2012, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, National Association, as indenture trustee					X

4.25	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.26	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.27	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.28	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	4/25/2012

10.2	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.3	Registration Rights Agreement, dated as of September 24, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.4	Registration Rights Agreement, dated as of September 28, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/28/2012

10.5	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.6	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.7	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.8	Asset Purchase Agreement, dated as of May 13, 2012, among Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and the additional Sellers identified on Schedule A thereto	8-K	001-35449	10.1	5/16/2012

10.9	Amended and Restated Asset Purchase Agreement, dated as of June 28, 2012, among Nationstar Mortgage LLC and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC and RFC Borrower LLC	8-K	001-35449	2.1	7/5/2012

10.10*
Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC (restates and supersedes prior EAF facility)
						X

10.11*
First Amendment, dated January 31, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC
						X

10.12	Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.13
Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC
						X

10.14	Amendment Number One, dated February 29, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.15	Amendment Number Two, dated June 28, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.16	Amendment Number Three, dated August 28, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.17	Amendment Number Four, dated December 24, 2012, to the Master Repurchase Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC					X

10.18	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.19	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.20	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC					X

10.21	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.22	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	333-171370	10.1	3/6/2012

10.23	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.24	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.25	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.26	Mortgage Selling and Servicing Contract, dated July 31, 1997, between Fannie Mae and Centex Home Equity Corp.	S-1/A	333-174246	10.37	1/20/2012

10.27	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.2	3/6/2012

10.29	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.5	3/6/2012

10.30	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.4	3/6/2012

10.31	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.7	3/6/2012

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.6	3/6/2012

10.33	Future Spread Agreement for FHLMC Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.5	5/16/2012

10.34	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.4	5/16/2012

10.35	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR IV LLC	8-K	001-35449	10.2	7/5/2012

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.3	5/16/2012

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.2	5/16/2012

10.38	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR V LLC	8-K	001-35449	10.1	7/5/2012

10.39	Future Spread Agreement for Non-Agency Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.7	5/16/2012

10.40	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.6	5/16/2012

10.41	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VI LLC	8-K	001-35449	10.3	7/5/2012

10.42	Future Spread Agreement for GNMA Mortgage Loans, dated May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.9	5/16/2012

10.43	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.8	5/16/2012

10.44	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, between Nationstar Mortgage LLC and NIC MSR VII LLC	8-K	001-35449	10.4	7/5/2012

10.45	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC					X

10.46	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC					X

10.47	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC					X

10.48	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC					X

10.49	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC					X

10.50	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC					X

10.51	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC					X

10.52	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC					X

10.53	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.54	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.55	Receivables Purchase Agreement, dated as of June 12, 2012, among Nationstar Agency Advance Funding Trust 2012-AW, Nationstar Agency Advance Funding 2012-AW, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.19	8/14/2012

10.56	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-W, Nationstar Advance Funding 2012-W, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.22	8/14/2012

10.57	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-R, Nationstar Advance Funding 2012-R, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.21	8/14/2012

10.58	Receivables Purchase Agreement, dated as of June 26, 2012, among Nationstar Advance Funding Trust 2012-C, Nationstar Advance Funding 2012-C, LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	8/14/2012

10.59	Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.31	1/20/2012

10.60	Amendment and Waiver to the Amended and Restated Master Repurchase Agreement and the Transition Subservicing Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and Bank of America, N.A.	S-1/A	333-174246	10.50	2/242012

10.61	Amendment Number One, dated November 24, 2010, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.33	1/20/2012

10.62	Amendment Number Two, dated October 20, 2011, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	S-1/A	333-174246	10.34	1/20/2012

10.63	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller	S-1/A	333-174246	10.35	1/20/2012

10.64	Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated June 1, 2012, between Nationstar Mortgage LLC and Bank of America, N.A.	8-K	001-35449	10.1	9/4/2012

10.65	Request for Temporary Increase, dated June 26, 2012, between Bank of America, N.A. and Nationstar Mortgage LLC	8-K	001-35449	10.2	9/4/2012

10.66	Amendment Number Five, dated January 30, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.67*	Transaction Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.68	Amendment to the Fifth Amended and Restated Master Repurchase Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and The Royal Bank of Scotland plc	S-1/A	333-174246	10.49	2/24/2012

10.69	Amendment Number Four to Fifth Amended and Restated Master Repurchase Agreement, dated as of February 25, 2012, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC	S-1/A	333-174246	10.58	2/24/2012

10.70**	Employment Agreement, dated as of January 29, 2008, between Nationstar Mortgage LLC and Robert L. Appel	S-4	333-171370	10.5	12/23/2010

10.71**	Amendment, dated as of September 17, 2010, to Employment Agreement, dated January 29, 2008, between Nationstar Mortgage LLC and Robert L. Appel	S-4	333-171370	10.6	12/23/2010

10.72**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

10.73**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.					X

10.74**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.					X

10.75**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.76**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.77**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.78**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.79**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.80**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan					X

10.81**	Nationstar Mortgage LLC Annual Incentive Compensation Plan					X

10.82**	Nationstar Mortgage LLC Management Incentive Plan (MIP)					X

10.83**	Nationstar Mortgage LLC Long-Term Incentive Plan	S-4	333-171370	10.16	12/23/2010

10.84**	Amendment Number Two to Nationstar Mortgage LLC Long-Term Incentive Plan					X

10.85	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young, LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

±	Certain portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

**	Management contract, compensatory plan or arrangement.

+	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby undertakes to furnish supplementally a copy of any referenced schedule to the SEC upon request.