Form 10-Q
period 2013-03-31
Nationstar Mortgage Holdings Inc.
filed 2013-05-08
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 30, 2013: 90,570,864

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

•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;

•	errors in our financial models or changes in assumptions;

•	requirements to write down the value of certain assets;

•	changes in prevailing interest rates;

•	our ability to successfully mitigate our risks through hedging strategies;

•	changes to our servicer ratings;

•	the accuracy and completeness of information about borrowers and counterparties;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections;

•	failure of our vendors to comply with servicing criteria;

•	the loss of the services of our senior managers;

•	failure to attract and retain a highly skilled work force;

•	changes in public opinion concerning mortgage originators or debt collectors;

•	changes in accounting standards; and

•	conflicts of interest with our principal stockholder.
All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors of Nationstar Mortgage Holdings Inc.'s Annual Report on Form 10-K filed on March 15, 2013 for further information on these and other factors affecting us.

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$220,039	$152,649
Restricted cash	360,467	393,190
Accounts receivable	3,614,827	3,043,606
Mortgage loans held for sale	1,703,709	1,480,537
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $5,206 and $4,390, respectively	235,915	238,907
Reverse mortgage interests	978,652	750,273
Receivables from affiliates	8,927	12,604
Mortgage servicing rights – fair value	1,289,643	635,860
Mortgage servicing rights – amortized cost	10,941	10,973
Property and equipment, net of accumulated depreciation of $54,026 and $48,806, respectively	77,407	75,026
Real estate owned (REO), net	15,487	10,467
Other assets	369,551	322,051
Total assets	$8,885,565	$7,126,143
Liabilities and stockholders' equity
Notes payable	$3,409,886	$3,601,586
Unsecured senior notes	1,669,146	1,062,635
Payables and accrued liabilities	1,529,898	631,431
Derivative financial instruments	26,895	20,026
Mortgage servicing liabilities	82,931	83,238
Nonrecourse debt - Legacy Assets	98,388	100,620
Excess spread financing - fair value	498,906	288,089
Participating interest financing	745,263	580,836
Total liabilities	8,061,313	6,368,461
Commitments and contingencies – See Note 18	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,769 shares and 90,480 shares issued at March 31, 2013 and December 31, 2012, respectively	908	905
Additional paid-in-capital	561,571	556,056
Retained earnings	267,903	205,287
Treasury shares; 162 shares at cost	(6,554)	—
Common shares held by subsidiary; 212 shares at cost	(4,566)	(4,566)
Total Nationstar Inc. stockholders' equity	819,262	757,682
Noncontrolling interest	4,990	—
Total equity	824,252	757,682
Total liabilities and equity	$8,885,565	$7,126,143
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended March 31,
	2013	2012
Revenues:
Servicing fee income	$197,596	$86,190
Other fee income	44,879	7,370
Total fee income	242,475	93,560
Gain on mortgage loans held for sale	188,587	70,512
Total revenues	431,062	164,072
Expenses and impairments:
Salaries, wages and benefits	134,987	61,665
General and administrative	125,642	29,112
Provision for loan losses	915	753
Loss on foreclosed real estate	1,092	2,265
Occupancy	5,935	2,782
Total expenses and impairments	268,571	96,577
Other income (expense):
Interest income	29,608	11,201
Interest expense	(92,374)	(24,980)
Loss on equity method investments	—	(117)
Gain (loss) on interest rate swaps and caps	1,268	(268)
Total other income (expense)	(61,498)	(14,164)
Income before taxes	100,993	53,331
Income tax expense	38,377	3,145
Net income	62,616	50,186
Less: Net income attributable to noncontrolling interests	—	—
Net income and comprehensive income attributable to Nationstar Inc.	$62,616	$50,186

Earnings per share:
Basic earnings per share	$0.70	$0.67
Diluted earnings per share	$0.70	$0.67
Weighted average shares:
Basic	89,293	74,388
Dilutive effect of stock awards	649	173
Diluted	89,942	74,561
Dividends declared per share	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Total Nationstar Inc. Equity	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2011	—	$281,309	$—	$—	$—	$—	$—	$281,309	$—	$281,309
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	12,764	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	246,700	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	13,342	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	2,846	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	(4,566)	—	(4,566)
Net income	—	—	—	—	205,287	—	—	205,287	—	205,287
Balance at December 31, 2012	90,460	—	905	556,056	205,287	—	(4,566)	757,682	—	757,682
(unaudited)
Shares issued under incentive plan	309	—	3	(3)	—	—	—	—	—	—
Share-based compensation	—	—	—	2,858	—	—	—	2,858	—	2,858
Excess tax benefit from share-based compensation	—	—	—	2,660	—	—	—	2,660	—	2,660
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	(6,554)	—	(6,554)	—	(6,554)
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	—	62,616	—	—	62,616	—	62,616
Balance at March 31, 2013	90,769	$—	$908	$561,571	$267,903	$(6,554)	$(4,566)	$819,262	$4,990	$824,252
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the three months ended March 31,
	2013	2012
Operating activities
Net income	$62,616	$50,186
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	2,858	2,395
Provision for loan losses	915	753
Loss on foreclosed real estate	1,092	2,265
Loss on equity method investments	—	117
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(1,268)	268
Fair value changes in excess spread financing	23,891	4,852
Depreciation and amortization	3,901	1,531
Fair value changes in mortgage servicing rights	9,659	(495)
Amortization/accretion of mortgage servicing rights at amortized cost	(275)	(633)
Amortization (accretion) of premiums/discounts	9,509	1,922
Gain on mortgage loans held for sale	(188,587)	(70,512)
Mortgage loans originated and purchased, net of fees	(3,781,116)	(1,189,942)
Proceeds on sale of and payments of mortgage loans held for sale	3,694,859	1,303,096
Net tax effect of stock grants	(2,660)	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	81,094	40,685
Receivables from affiliates	3,677	806
Reverse mortgage funded advances	(178,181)	(112,738)
Other assets	(9,276)	(8,471)
Payables and accrued liabilities	(104,947)	109,198
Net cash (used in)/provided by operating activities	(372,239)	135,283
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the three months ended March 31,
	2013	2012
Investing activities
Property and equipment additions, net of disposals	(6,282)	(2,564)
Deposits on reverse mortgage servicing rights, net	(50,198)	—
Deposits on/purchase of forward mortgage servicing rights, net of liabilities incurred	(266,625)	(347)
Loan repurchases from Ginnie Mae	(8,815)	(2,426)
Proceeds from sales of REO	4,157	2,955
Net cash (used in)/provided by investing activities	(327,763)	(2,382)
Financing activities
Issuance of Senior Unsecured Notes, net	599,269	—
Transfers (to) / from restricted cash, net	32,723	(90,951)
Issuance of common stock, net of IPO issuance costs	—	249,550
Issuance of participating interest financing	166,646	115,438
Issuance of excess spread financing	192,730	—
Decrease in notes payable	(191,700)	(105,425)
Repayment of nonrecourse debt – Legacy assets	(2,612)	(3,135)
Repayment of excess servicing spread financing	(20,881)	(2,123)
Debt financing costs	(9,750)	(2,706)
Net tax benefit for stock grants issued	2,660	—
Contributions from joint venture member to noncontrolling interests	4,990	—
Redemption of shares for stock vesting	(6,554)	—
Cash settlement on derivative financial instruments	(129)	—
Net cash provided by financing activities	767,392	160,648
Net increase in cash and cash equivalents	67,390	293,549
Cash and cash equivalents at beginning of period	152,649	62,445
Cash and cash equivalents at end of period	$220,039	$355,994
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$1,454	$1,340
Mortgage servicing rights resulting from sale or securitization of mortgage loans	31,268	13,066
Tax related share-based settlement of common stock	6,554	—
Liabilities incurred from purchase of forward mortgage servicing rights	365,567	811
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)
1. Nature of Business, Corporate Reorganization, Basis of Presentation and Material Transactions
Nature of Business
Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) is a Delaware corporation. Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third-party investors in the secondary market. Nationstar Mortgage LLC (Nationstar) is the Company's principal operating subsidiary.
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
In conjunction with the initial public offering of Nationstar Inc., Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF HE Holdings LLC (FIF). Nationstar Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged its equity in Nationstar for 70,000,000 shares of common stock of Nationstar Inc.
Basis of Presentation
The consolidated financial statements include the accounts of Nationstar Inc., its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar Inc.'s wholly-owned subsidiaries are the primary beneficiaries. Nationstar Inc. applies the equity method of accounting to investments when the entity is not a VIE and Nationstar Inc. is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar Inc. became the primary beneficiary through the date Nationstar Inc. ceases to be the primary beneficiary.
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar Inc. have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar Inc.'s Annual Report on Form 10-K filed on March 15, 2013. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.
Material First Quarter Transactions

In January 2013, Nationstar entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution. Under the Purchase Agreement, the Company agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price is approximately $7.1 billion, which is expected to be funded through a combination of cash on hand, the proceeds of a co-investment by Newcastle Investment Corp. (Newcastle), and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. Subject to customary closing conditions, the Company expects to close on the majority of the remaining MSRs in stages during the second or third quarter of 2013. During February 2013, the Company boarded approximately $15.3 billion of the acquired agency portfolio balance with the remaining acquired Fannie Mae, Freddie Mac, and Ginnie Mae portfolios to be completed by June 2013. The remaining private label securitization portfolios are expected to board onto the servicing system through the third quarter of 2013.

2. Recent Accounting Developments
Accounting Standards Update No 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) was created to address issues caused when putting Accounting Standard Update 2011-11 into place and eliminate diversity in practice. The update clarifies that Accounting Standard Update 2011-11 applies to entities that are accounting for derivatives under ASC 815 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under ASC 210-20-45 or ASC 815-10-45, an enforceable master netting arrangement or similar agreement. The Company adopted ASU 2013-01 on January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02) was issued to improve reporting of reclassification of items out of accumulated other comprehensive income by requiring entities to report the effect of any significant reclassifications on the respective line items on the income statement when the amount is required to be reclassified in its entirety in the same reporting period. Additionally, for items that are not required to be reclassified completely to net income, the Company will be required to cross reference other disclosures that provide additional information about the amounts. The information provided about amounts that are reclassified out of accumulated other comprehensive income must be reported by component. The amendments of this update were effective beginning December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our financial condition, liquidity or results of operations.

3. Variable Interest Entities and Securitizations
Nationstar has been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which Nationstar has continuing involvement with the underlying transferred financial assets. Nationstar aggregates these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans, that were accounted for as sales and 2) financings accounted for as secured borrowings.
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
Nationstar also maintains various agreements with special purpose entities (SPEs), under which Nationstar transfers mortgage loans and/or servicing advance receivables on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans and/or servicing advance receivables. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on Nationstar’s consolidated balance sheets. Collections on the mortgage loans and/or servicing advance receivables pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to Nationstar and can only look to the assets of the SPEs themselves for satisfaction of the debt.
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
Nationstar consolidates the SPEs created for the purpose of issuing debt supported by collections on loans and servicing advance receivables that have been transferred to the SPEs as VIEs, and Nationstar is the primary beneficiary of these VIEs. Nationstar consolidates the assets and liabilities of the VIEs into its consolidated financial statements.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of March 31, 2013 and December 31, 2012 is presented in the following tables (in thousands):

	March 31, 2013	December 31, 2012
	Transfers Accounted for as Secured Borrowings	Transfers Accounted for as Secured Borrowings
ASSETS
Restricted cash	$145,908	$247,531
Reverse mortgage interests	695,723	542,037
Accounts receivable	1,971,502	2,656,277
Mortgage loans held for investment, subject to nonrecourse debt	219,198	224,207
REO	2,697	2,039
Total Assets	$3,035,028	$3,672,091
LIABILITIES
Notes payable	$2,095,013	$2,294,925
Payables and accrued liabilities	2,838	3,415
Derivative financial instruments	4,987	6,118
Nonrecourse debt–Legacy Assets	98,388	100,620
Participating interest financing	745,263	580,836
Total Liabilities	$2,946,489	$2,985,914
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total collateral balances	$4,031,005	$4,134,513
Total certificate balances	4,039,553	4,136,316
Total mortgage servicing rights at fair value	32,922	30,940
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2013 or December 31, 2012, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	For the three months ended
	March 31, 2013		March 31, 2012
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$1,179,325	$64,858	$936,006	$79,751
Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended
	March 31, 2013		March 31, 2012
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$6,791	$—	$7,861	$—

4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the three months ended March 31, 2013 and 2012 was approximately $51.8 million and $14.0 million, respectively. Income taxes paid for the three months ended March 31, 2013 was $46.1 million. There were no income taxes paid for the three months ended March 31, 2012.
5. Accounts Receivable
Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to nonconsolidated securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.

Nationstar acquires servicer advances in conjunction with the acquisition of mortgage servicing rights. Acquired servicer advances are recorded at their relative fair value amounts on the acquisition date, and any recorded discounts are accreted into interest income on a modified cost recovery method as the related servicer advances are recovered either through repayment from the borrower, liquidation of the underlying mortgage loans, or through a modification and recovery of the outstanding servicer advance balance from the securitization trust.
Accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Servicer advances, net of purchase discount	$3,351,989	$2,800,690
Accrued servicing fees	101,349	90,231
Receivables from trusts	30,398	39,029
Reverse mortgage - other	13,171	28,448
Accrued interest	3,920	3,801
Other	114,000	81,407
Total accounts receivable	$3,614,827	$3,043,606

In conjunction with Nationstar's June 2012 acquisition of mortgage servicing rights from Aurora Bank FSB and Aurora Loan Services LLC (collectively Aurora), the Company acquired approximately $1.7 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded an $81.8 million purchase discount. Nationstar accretes this purchase discount into interest income as the related servicer advances are recovered. During the three months ended March 31, 2013, the Company accreted $6.1 million of the purchase discount from recovered servicer advances. Nationstar did not record any accretion of purchase discount from recovered servicer advances during the three months ended March 31, 2012.

6. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under ASC 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding forward sales commitments, calculated on an aggregate basis (see Note 14 – Fair Value Measurements). In connection with Nationstar's election to measure mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan origination fees, net of direct loan origination costs associated with these loans.

Mortgage loans held for sale consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans held for sale – unpaid principal balance	$1,646,387	$1,426,182
Mark-to-market adjustment	57,322	54,355
Total mortgage loans held for sale	$1,703,709	$1,480,537
Nationstar had no mortgage loans held for sale on a nonaccrual status at March 31, 2013 or December 31, 2012.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the three months ended
	March 31, 2013	March 31, 2012
Mortgage loans held for sale – beginning balance	$1,480,537	$458,626
Mortgage loans originated and purchased, net of fees	3,781,116	1,189,942
Proceeds on sale of and payments of mortgage loans held for sale	(3,549,535)	(1,270,007)
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and pending foreclosures	(8,409)	—
Mortgage loans held for sale – ending balance	$1,703,709	$378,561
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net
Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets, net principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

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
Mortgage loans held for investment, subject to nonrecourse debt—Legacy Assets, net as of the dates indicated include (in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net – unpaid principal balance	$348,822	$354,154
Transfer discount
Accretable	(18,889)	(19,749)
Non-accretable	(88,812)	(91,108)
Allowance for loan losses	(5,206)	(4,390)
Total mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net	$235,915	$238,907

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
Accretable Yield
Balance at the beginning of the period	$19,749	$22,392
Additions	—	—
Accretion	(852)	(3,548)
Reclassifications from (to) nonaccretable discount	(8)	905
Disposals	—	—
Balance at the end of the period	$18,889	$19,749
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.9 million for the year ended December 31, 2012 from nonaccretable discount. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment. Nationstar recorded provisions for loan losses of $0.9 million for the three months ended March 31, 2013, and $0.8 million for the three months ended March 31, 2012.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net were as follows (in thousands) for the dates indicated:

	Three months ended March 31, 2013
	Performing	Non-Performing	Total
Balance at the beginning of the period	$771	$3,619	$4,390
Provision for loan losses	90	825	915
Charge-offs	(55)	(44)	(99)
Balance at the end of the period	$806	$4,400	$5,206
Ending balance – Collectively evaluated for impairment	$266,854	$81,968	$348,822

	Year ended December 31, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	1,365	525	1,890
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(2,235)	(1,089)	(3,324)
Balance at the end of the period	$771	$3,619	$4,390
Ending balance – Collectively evaluated for impairment	$260,219	$93,935	$354,154
Loan delinquency and loan-to-value ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third-party providers on a periodic basis. The collateral values used to derive the LTVs shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, Nationstar takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following table provides the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of dates indicated. Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.

	March 31, 2013	December 31, 2012
	(in thousands)
Credit Quality by Delinquency Status
Performing	$266,854	$260,219
Non-Performing	81,968	93,935
Total	$348,822	$354,154
Credit Quality by Loan-to-Value Ratio
Less than 60	$38,677	$39,436
Less than 70 and more than 60	16,685	16,581
Less than 80 and more than 70	22,954	20,890
Less than 90 and more than 80	26,521	27,988
Less than 100 and more than 90	30,918	32,570
Greater than 100	213,067	216,689
Total	$348,822	$354,154
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

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 billion for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.

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

Nationstar receives a monthly servicing fee, which is recorded as either interest income or servicing fee income on the consolidated statement of income and comprehensive income based upon if the related advance was either funded by or acquired by Nationstar. Nationstar accounts for outstanding and future reverse mortgage interests as financing receivables in accordance with ASC 310, Receivables. Interest income is accrued monthly based upon the borrower interest rate applied to the HECM outstanding principal balance of reverse mortgage interests. Interest income and other unpaid taxes and fees are capitalized as part of the outstanding principal balance. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statement of income and comprehensive income.
These advances include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of March 31, 2013 and December 31, 2012, Nationstar had $978.7 million and $750.3 million, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include (in thousands):

	March 31, 2013	December 31, 2012
UPB of advances previously securitized by Nationstar	$695,723	$542,037
UPB of advances unsecuritized	283,491	208,699
Allowance for losses - reverse mortgage interests	(562)	(463)
Total reverse mortgage interests	$978,652	$750,273
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.6 million for the three months ended March 31, 2013 and $0.5 million for the year ended December 31, 2012.

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
Nationstar identifies MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of rights to service forward residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties as a class of MSRs. Nationstar applies fair value accounting to this class of MSRs, with all changes in fair value recorded as charges or credits to servicing fee income in accordance with ASC 860-50, Servicing Assets and Liabilities.

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
The fair value of the MSRs is based upon the present value of the expected future contractual cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, delinquencies, discount rate, and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. Certain of the forward loans underlying the MSRs are prime agency and government conforming residential forward mortgage loans and as such are more interest rate sensitive whereas the remaining MSRs are more credit sensitive. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs. Nationstar obtains third-party valuations for a majority its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.
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
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	March 31, 2013	December 31, 2012
Discount rate	15.05%	18.11%
Total prepayment speeds	18.51%	22.42%
Expected weighted-average life	4.92 years	4.12 years
Credit losses	18.02%	24.68%
Interest Rate Sensitive MSRs	March 31, 2013	December 31, 2012
Discount rate	10.60%	10.62%
Total prepayment speeds	13.53%	17.08%
Expected weighted-average life	6.35 years	5.19 years
Credit losses	11.61%	11.09%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Three months ended March 31, 2013	Year ended December 31, 2012
Fair value at the beginning of the period	$635,860	$251,050
Additions:
Servicing resulting from transfers of financial assets	31,268	58,607
Purchases of servicing assets	632,174	394,445
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	43,361	5,500
Other changes in fair value	(53,020)	(73,742)
Fair value at the end of the period	$1,289,643	$635,860
Unpaid principal balance of forward loans serviced for others
Credit sensitive loans	$201,730,585	$114,629,399
Interest sensitive loans	20,113,675	16,494,985
Total owned loans	$221,844,260	$131,124,384

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at March 31, 2013 and December 31, 2012 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2013
Mortgage servicing rights	$(30,092)	$(63,907)	$(96,409)	$(189,467)	$(95,440)	$(192,032)
December 31, 2012
Mortgage servicing rights	$(17,060)	$(34,419)	$(66,037)	$(124,995)	$(77,072)	$(157,433)

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
As of March 31, 2013, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.2 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method.

Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates and the expected weighted average life. At March 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income.

The activity of MSRs carried at amortized cost is as follows for the date indicated (in thousands):

	Three months ended		Year ended
	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$10,973	$83,238	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	12,415	89,800
Deductions:
Amortization/Accretion	(32)	(307)	(1,442)	(6,562)
Balance at end of the period	$10,941	$82,931	$10,973	$83,238
Subserviced loans
In addition to the two classes of MSRs that Nationstar services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At March 31, 2013 and December 31, 2012, the unpaid principal balances under subservicing arrangements were $42.7 billion and $45.7 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio (including subservicing) of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended March 31,
	2013	2012
Servicing fees	$182,709	$60,977
Ancillary fees	36,870	25,958
Total servicing and ancillary fees	$219,579	$86,935

8. Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Derivative financial instruments (see Note 10)	$182,589	$152,189
Loans subject to repurchase right from Ginnie Mae	74,645	72,156
Deferred financing costs	57,469	46,780
Deferred tax asset (see Note 13)	9,892	23,737
Margin call deposits	14,152	10,920
Deposits pending on mortgage servicing rights acquisitions	9,986	2,040
Prepaid expenses	9,649	6,083
Other	11,169	8,146
Total other assets	$369,551	$322,051
For certain loans sold to the Government National Mortgage Association (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $74.6 million at March 31, 2013 and $72.2 million at December 31, 2012.
In January 2013, Nationstar acquired Equifax Settlement Services LLC (ESS) for a total purchase price of $12.5 million. In an initial purchase price allocation, Nationstar has recorded $7.5 million of goodwill in Other assets on its consolidated balance sheet.

9. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
MSR purchases payable including advances (see Note 1)	$865,487	$14,243
Reverse mortgage payables	113,601	103,068
Mortgage insurance premiums and reserves	105,563	77,967
Loans subject to repurchase from Ginnie Mae	74,645	72,156
Accrued interest	57,274	31,938
Government sponsored entities	55,740	27,071
Servicing payables	63,651	73,967
Taxes	26,209	50,908
Lease payables	27,170	29,553
Accrued bonus and payroll	27,077	58,083
Repurchase reserves	20,902	18,511
Payables to securitization trusts	19,195	7,946
Legal and professional fees	13,815	27,860
Cancelled lease reserves	6,661	7,188
Other	52,908	30,972
Total payables and accrued liabilities	$1,529,898	$631,431

10. Derivative Financial Instruments
Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in other assets within the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held for sale.
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
Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC 815 and recorded at fair value in other assets on Nationstar's consolidated balance sheet. Subsequent changes in LPCs are recorded as a charge or credit to gain on mortgage loans held for sale.
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income and comprehensive income. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows. Interest rate swaps designated as cash flow hedges under ASC 815 are recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.
In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. The outstanding interest rate swaps have not been designated as accounting hedges during the three months ended March 31, 2013 and 2012. Any changes in fair value are recorded as a component of gains or losses on interest rate swaps and caps in Nationstar’s consolidated statement of income and comprehensive income.
Associated with the Company's derivatives is $14.2 million and $10.9 million in margin call deposits recorded in other assets on the Company's balance sheet as of March 31, 2013 and December 31, 2012, respectively.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the three months ended March 31, 2013
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$324	$18	$(3)
OTHER ASSETS
IRLCs	2013-2014	7,114,578	180,174	30,126
Forward MBS trades	2013	990,702	1,918	1,030
LPCs	2013	60,561	497	(756)
LIABILITIES
Interest rate swaps and caps	2014-2015	637,852	4,987	1,004
Interest rate swaps on ABS debt	2013-2017	668,985	1,582	264
Forward MBS trades	2013	5,605,889	20,306	(8,332)
LPCs	2013	2,837	20	66

For the year ended December 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$445	$21	$(613)
OTHER ASSETS
IRLCs	2013	4,921,963	150,048	138,746
Forward MBS trades	2013	977,900	888	888
LPCs	2013	112,624	1,253	1,253
LIABILITIES
Interest rate swaps and caps	2013-2015	726,168	6,120	420
Interest rate swaps on ABS debt (1)	2013-2017	654,192	1,846	(1,414)
Forward MBS trades	2013	3,964,721	11,974	(6,144)
LPCs	2013	78,839	86	(86)

(1)	In March 2012, Nationstar received interest rate swaps from FIF as a part of the reorganization.

11. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	March 31, 2013		December 31, 2012
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$174,965	$192,278	$185,817	$206,622
Securities repurchase facility (2011)	11,774	55,603	11,774	55,603
2010-ABS advance financing facility	194,217	237,865	194,833	233,208
Nationstar Agency advance financing facility	575,035	608,663	476,091	549,284
MSR note	3,239	11,299	4,627	12,328
2012-AW agency advance financing facility	—	—	100,000	135,343
2012-C ABS advance financing facility	574,437	653,676	657,027	742,238
2012-R ABS advance financing facility	326,821	376,374	374,739	428,758
2012-W ABS advance financing facility	424,503	497,745	492,235	566,332
Reverse participations financing facility	104,799	127,424	65,943	76,455
MBS advance financing facility (2012)	60,012	68,992	—	—
Originations Segment Notes Payable
$750 million warehouse facility	495,751	517,002	245,287	285,281
$150 million warehouse facility	128,900	133,081	224,790	241,867
$750 million warehouse facility (2011)	197,257	204,617	356,104	371,836
$300 million warehouse facility (2009)	80,847	84,216	87,747	91,403
ASAP+ facility	57,329	55,704	124,572	124,596
Total notes payable	$3,409,886	$3,824,539	$3,601,586	$4,121,154
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $325.0 million in eligible servicing advance receivables. Effective April 1, 2013, this capacity increased to $775.0 million. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is currently December 2013.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of March 31, 2013, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
2010-ABS advance financing facility - In November 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300.0 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility matures in May 2014. This debt is nonrecourse to Nationstar.
Nationstar Agency advance financing facility - In January 2013, Nationstar amended and restated the Agency Advance Financing Facility with a financial institution. This facility has a variable funding note (VFN) with the capacity to borrow up to $600.0 million and the interest rate is based on LIBOR plus a spread of 1.20% to 3.75% depending upon the class of the note. The maturity date of the VFN is October 2013. Nationstar also issued $300.0 million in term notes to institutional investors.

The notes have a weighted average interest rate of 1.46% and a weighted average term of 3 years. The VFN and the term notes are secured by servicing advance receivables and the financing is nonrecourse to Nationstar.
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
2012-AW Agency advance financing facility - In June 2012, Nationstar executed the 2012-AW Agency Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $100.0 million and the interest rate was based on LIBOR plus a spread of 2.50%. The maturity date of this facility was June 2013. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. On January 31, 2013, Nationstar terminated this revolving financing facility and repaid all outstanding balances as of the termination date.
2012-C ABS advance financing facility - In June 2012, Nationstar executed the 2012-C ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $700.0 million and the interest rate is based on LIBOR plus a spread of 3.25% to 4.25%. The maturity date of this facility is November 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $400.0 million and the interest rate is based on LIBOR plus a spread of 3.37% to 8.00%. The maturity date of this facility is June 2014. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
2012-W ABS advance financing facility - In June 2012, Nationstar executed the 2012-W ABS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $500.0 million and the interest rate is based on LIBOR plus a spread of 3.75%. The maturity date of this facility is June 2013. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.
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
MBS advance financing facility (2012) - In December 2012, Nationstar executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $125.0 million through April 14, 2013, $100.0 million for the period April 15, 2013 through July 14, 2013 and $50.0 million for any date thereafter. The interest rate is LIBOR plus a spread of 3.50%. The maturity date of this facility is January 2014. This facility is secured by servicing advance receivables.

Originations Segment Notes Payable
$750 million warehouse facility - In February 2010, as amended, Nationstar executed a MRA with a financial institution, which will expire in January 2014. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $750.0 million (which amount was increased from $375.0 million in January 2013), in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%.
$150 million warehouse facility - Nationstar has a MRA with a financial services company, as amended, which will expire in April 2014. The facility has a committed amount of $150.0 million (which amount was increased to $300.0 million in April 2013) and an uncommitted amount of $150.0 million (which amount was increased to $300.0 million in April 2013) that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 0.75% - 3.50%.
$750 million warehouse facility (2011) - In March 2011, as amended, Nationstar executed an MRA with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $750.0 million in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The maturity is August 2013 with the interest rate based on LIBOR plus a spread of 2.25% to 3.00%, which varies based on the underlying transferred collateral.
$300 million warehouse facility (2009) - In October 2009, as amended, Nationstar executed a MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $300.0 million (which amount was increased from $100.0 million in March 2013), in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this MRA with the financial institution is March 2014.
ASAP + facility - During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	March 31, 2013	December 31, 2012
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$282,046	$281,676
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	379,896	380,232
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,704	400,727
$600 million face value, 6.500%, interest rate payable semi-annually, due July 2021	606,500	—
Total	$1,669,146	$1,062,635
In February 2013, Nationstar completed the offering of $400.0 million of unsecured senior notes, with a maturity date of July 2021. These notes were issued at par. In March 2013, Nationstar completed an additional offering of $200.0 million of the unsecured senior notes due July 2021. These notes were issued with an issue premium of $6.5 million for net cash proceeds before issuance costs of $606.5 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were issued in a private placement and have not been registered under the Securities Act of 1933, as amended.
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
The ratios included in the indentures for the senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.
The expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2014	$—
2015	285,000
2016	—
2017	—
2018	—
Thereafter	1,375,000
Total	$1,660,000
Legacy Asset and Other Financing
Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $98.4 million and $100.6 million at March 31, 2013, and December 31, 2012, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $328.5 million and $336.9 million at March 31, 2013 and December 31, 2012, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $114.4 million and $117.1 million at March 31, 2013 and December 31, 2012, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings with certain entities formed by Newcastle in which Newcastle and/or certain funds managed by Fortress own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.
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

Nationstar has elected fair value accounting for these financing agreements.The total carrying amount of the outstanding excess spread financing agreements was $498.9 million and $288.1 million at March 31, 2013 and December 31, 2012, respectively.

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2013
Excess spread financing	$16,647	$31,505	$43,956	$63,970	$9,144	$13,937
December 31, 2012
Excess spread financing	$7,978	$16,404	$10,654	$22,240	$5,538	$11,075

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
Participating Interest Financing
Participating interest financing represent the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.53% to 7.17%. The participating interest financing was $745.3 million and $580.8 million at March 31, 2013 and December 31, 2012, respectively.
Financial Covenants
As of March 31, 2013, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

12. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the three months ended
	March 31, 2013	March 31, 2012
Servicing	$47,772	$11,079
Outsourcing	19,517	2,056
Legal and professional fees	17,333	5,102
Loan processing charges	11,564	1,065
Depreciation and amortization	3,901	1,531
Postage	3,850	1,314
Telecommunications and technology	3,304	1,251
Travel	3,229	821
Equipment	3,167	1,320
Dues and fees	2,870	918
Advertising	2,112	742
Stationary and office supplies	1,558	994
Other	5,465	919
Total general and administrative expenses	$125,642	$29,112

13. Income Taxes
Income tax expense was as follows (in thousands):

	For three months ended
	March 31, 2013	March 31, 2012
Current
Federal	$21,851	$2,794
State	2,681	351
	24,532	3,145

Deferred
Federal	12,457	—
State	1,388	—
	13,845	—
Total	$38,377	$3,145

Effective tax rate	38.0%	5.9%

The financial statements for the period January 1, 2012 up to the Reorganization do not include income tax expense or benefit or any current or deferred income tax assets or liabilities. Nationstar Inc.'s corporate subsidiaries were subject to income taxes prior to the Reorganization, however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes.
Net deferred tax assets totaled $9.9 million at March 31, 2013 and $23.7 million at December 31, 2012. A valuation allowance of $45.6 million was recorded against deferred tax assets at December 31, 2012 and March 31, 2013 as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

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
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market prices, Nationstar classifies these valuations as Level 2 in the fair value disclosures.
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

Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2013 being mortgage prepayment speeds of 15.0%, average life of 4.2 years, and discount rate of 13.1%. Key assumptions at December 31, 2012, were mortgage prepayment speeds of 14.0%, average life of 4.2 years and discount rate of 15.0%. Changes in fair value to the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of operations. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate
For three months ended March 31, 2013
Low	9.2%	3.0 years	10.3%
High	21.1%	4.8 years	15.4%
For the year ended December 31, 2012
Low	9.4%	3.0 years	13.6%
High	22.4%	4.5 years	15.5%

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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		March 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,703,709	$—	$1,703,709	$—
Mortgage servicing rights – fair value(1)	1,289,643	—	—	1,289,643
Other assets:
IRLCs	180,174	—	180,174	—
Forward MBS trades	1,918	—	1,918	—
LPCs	497	—	497	—
Total assets	$3,175,941	$—	$1,886,298	$1,289,643
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$4,987	$—	$4,987	$—
Interest rate swaps on ABS debt	1,582	—	1,582	—
Forward MBS trades	20,306	—	20,306	—
LPCs	20	—	20	—
Excess spread financing (at fair value)	498,906	—	—	498,906
Total liabilities	$525,801	$—	$26,895	$498,906
		December 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,480,537	$—	$1,480,537	$—
Mortgage servicing rights – fair value(1)	635,860	—	—	635,860
Other assets:
IRLCs	150,048	—	150,048	—
Forward MBS trades	888	—	888	—
LPCs	1,253	—	1,253	—
Total assets	$2,268,586	$—	$1,632,726	$635,860
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,120	$—	$6,120	$—
Interest rate swaps on ABS debt	1,846	—	1,846	—
Forward MBS trades	11,974		11,974
LPCs	86	—	86	—
Excess spread financing (at fair value)	288,089	—	—	288,089
Total liabilities	$308,115	$—	$20,026	$288,089

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended March 31, 2013	Mortgage servicing rights	Excess spread financing
Beginning balance	$635,860	$288,089
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(9,659)	23,891
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	632,174	—
Issuances	31,268	207,581
Sales	—	—
Settlements	—	(20,655)
Ending balance	$1,289,643	$498,906

	ASSETS	LIABILITIES
For the year ended December 31, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(68,242)	10,683
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	394,445	—
Issuances	58,607	272,676
Sales	—	—
Settlements	—	(39,865)
Ending balance	$635,860	$288,089

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended March 31, 2013
Assets
REO(1)	$—	$—	$15,487	$15,487	$(1,092)
Total assets	$—	$—	$15,487	$15,487	$(1,092)
Year ended December 31, 2012
Assets
REO(1)	$—	$—	$10,467	$10,467	$(2,864)
Total assets	$—	$—	$10,467	$10,467	$(2,864)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	March 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$220,039	$220,039	$—	$—
Restricted cash	360,467	360,467	—	—
Mortgage loans held for sale	1,703,709	—	1,703,709	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	235,915	—	—	202,618
Reverse mortgage interests	978,652	—	1,034,509	—
Derivative instruments	182,589	—	182,589	—
Financial liabilities:
Notes payable	3,409,886	—	—	3,409,886
Unsecured senior notes	1,669,146	1,806,057	—	—
Derivative financial instruments	26,895	—	26,895	—
Nonrecourse debt - Legacy assets	98,388	—	—	100,066
Excess spread financing	498,906	—	—	498,906
Participating interest financing	745,263	—	747,998	—
	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,649	$152,649	$—	$—
Restricted cash	393,190	393,190	—	—
Mortgage loans held for sale	1,480,537	—	1,480,537	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	238,907	—	—	220,755
Reverse mortgage interests	750,273	—	805,650	—
Derivative financial instruments	152,189	—	152,189	—
Financial liabilities:
Notes payable	3,601,586	—	—	3,601,586
Unsecured senior notes	1,062,635	1,151,997	—	—
Derivative financial instruments	20,026	—	20,026	—
Nonrecourse debt - Legacy assets	100,620	—	—	102,492
Excess spread financing	288,089	—	—	288,089
Participating interest financing	580,836	—	593,741	—

15. Share-Based Compensation
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
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management of 1,191,117 shares and also to non-employee directors of

85,716 shares. As permitted under the 2012 plan, certain participants remitted a portion of their Nationstar Inc. common stock to Nationstar Mortgage LLC in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar Mortgage LLC holds 161,651 shares of Nationstar Inc. common shares at their cost of $6.6 million.
The following table summarizes information about our restricted stock as of March 31, 2013 under the 2012 Plan (shares in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted stock granted in conjunction with the initial public offering in March 2012	1,277	$14.00	1.9
Grants issued subsequent to public offering	69	$29.95	2.1
Forfeited	(53)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in March 2013	288	$37.60	3.0
Forfeited	(16)
Shares returned to treasury to pay taxes	(162)
Restricted stock outstanding at March 31, 2013	1,403
Restricted stock unvested and expected to vest	923
Restricted stock vested and payable at March 31, 2013	—
The following table summarizes the expected future vesting schedule of the restricted stock grants (in thousands):

	2013	2014	2015	2016
Restricted stock expected to vest	20	413	413	77
In addition to the 2012 Plan, Nationstar management also has interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants remitted a portion of their Nationstar Inc. common stock to Nationstar in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar holds 212,156 shares of Nationstar Inc. common shares at their cost of $4.6 million. These shares are reflected in Nationstar Inc.'s consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares are expected to be held by Nationstar until they can be distributed to Nationstar Inc.
Total compensation expense, net of forfeitures, for the 2012 Plan for the three month ended March 31, 2013 and for both the 2012 Plan and the predecessor plan recognized for the three months ended March 31, 2012 was $3.0 million and $2.4 million, respectively. Nationstar expects to recognize $7.3 million of compensation expense in the last nine months of 2013, $4.9 million in 2014, $1.6 million in 2015 and $0.2 million in 2016.

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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $532.9 million. As of March 31, 2013, Nationstar was in compliance with all of its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $350.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2013, Nationstar was in compliance with these minimum tangible net worth requirements.

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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $3.5 million and $1.6 million for the three months ended March 31, 2013 and March 31, 2012 respectively, were included in general and administrative expense on the consolidated statements of income and comprehensive income.
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

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 10 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $28.2 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At March 31, 2013, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.6 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies
In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At March 31, 2013 and December 31, 2012, Nationstar has estimated no liability under this agreement.

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

19. Business Segment Reporting
Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all subprime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from Nationstar’s predecessor.
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
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended March 31, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$206,460	$—	$206,460	$555	$(9,419)	$197,596
Other fee income	39,065	5,896	44,961	(82)		44,879
Total fee income	245,525	5,896	251,421	473	(9,419)	242,475
Gain/(loss) on mortgage loans held for sale	(98)	179,793	179,695	(92)	8,984	188,587
Total revenues	245,427	185,689	431,116	381	(435)	431,062
Total expenses and impairments	147,609	111,902	259,511	9,060	—	268,571
Other income (expense):
Interest income	13,380	10,979	24,359	4,814	435	29,608
Interest expense	(71,321)	(16,759)	(88,080)	(4,294)	—	(92,374)
Gain on interest rate swaps and caps	795	—	795	473	—	1,268
Total other income (expense)	(57,146)	(5,780)	(62,926)	993	435	(61,498)
Income (loss) before taxes	$40,672	$68,007	$108,679	$(7,686)	$—	$100,993
Depreciation and amortization	$2,306	$816	$3,122	$779	$—	$3,901
Total assets	6,378,129	2,155,114	8,533,243	352,322	—	8,885,565

	Three months ended March 31, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$86,040	$—	$86,040	$617	$(467)	$86,190
Other fee income	7,419	(19)	7,400	(30)	—	7,370
Total fee income	93,459	(19)	93,440	587	(467)	93,560
Gain on mortgage loans held for sale	—	70,500	70,500	—	12	70,512
Total revenues	93,459	70,481	163,940	587	(455)	164,072
Total expenses and impairments	59,230	28,474	87,704	8,883	(10)	96,577
Other income (expense):
Interest income	2,385	3,541	5,926	4,808	467	11,201
Interest expense	(16,928)	(3,777)	(20,705)	(4,253)	(22)	(24,980)
Loss on equity method investment	(117)	—	(117)	—	—	(117)
Gain (loss) on interest rate swaps and caps	38	—	38	(306)	—	(268)
Total other income (expense)	(14,622)	(236)	(14,858)	249	445	(14,164)
Income (loss) before taxes	$19,607	$41,771	$61,378	$(8,047)	$—	$53,331
Depreciation and amortization	$860	$382	$1,242	$289	$—	$1,531
Total assets	1,402,327	512,418	1,914,745	264,017	—	2,178,762

20. Guarantor Financial Statement Information
As of March 31, 2013, Nationstar and Nationstar Capital Corporation have issued $1.7 billion aggregate principal amount of unsecured senior notes which mature on various dates through July 1, 2021. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2013 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$209,286	$753	$10,000	$—	$220,039
Restricted cash	—	194,768	18,769	146,930	—	360,467
Accounts receivable, net	—	3,410,255	7,666	196,906	—	3,614,827
Mortgage loans held for sale	—	1,703,709	—	—	—	1,703,709
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	16,717	—	219,198	—	235,915
Participating interest in reverse mortgages	—	978,652	—	—	—	978,652
Receivables from affiliates	—	—	102,364	1,670,029	(1,763,466)	8,927
Mortgage servicing rights – fair value	—	1,289,643	—	—	—	1,289,643
Investment in subsidiaries	799,342	174,679	—	—	(974,021)	—
Mortgage servicing rights – amortized cost	—	10,941	—	—	—	10,941
Property and equipment, net	—	76,102	1,305	—	—	77,407
REO, net	—	12,791	—	2,696	—	15,487
Other assets	31,464	337,538	7,569	—	(7,020)	369,551
Total assets	$830,806	$8,415,081	$138,426	$2,245,759	$(2,744,507)	$8,885,565
Liabilities and stockholders’ equity
Notes payable	$—	$1,314,873	$—	$2,095,013	$—	$3,409,886
Unsecured senior notes	—	1,669,146	—	—	—	1,669,146
Payables and accrued liabilities	—	1,525,800	7,853	3,265	(7,020)	1,529,898
Payables to affiliates	6,554	1,756,912	—	—	(1,763,466)	—
Derivative financial instruments	—	21,908	—	4,987	—	26,895
Mortgage Servicing Liability	—	82,931	—	—	—	82,931
Nonrecourse debt–Legacy Assets	—	—	—	98,388	—	98,388
Excess spread financing - at fair value	—	498,906	—	—	—	498,906
Participating interest financing	—	745,263	—	—	—	745,263
Total liabilities	6,554	7,615,739	7,853	2,201,653	(1,770,486)	8,061,313
Total stockholders’ equity	824,252	799,342	130,573	44,106	(974,021)	824,252
Total liabilities and stockholders’ equity	$830,806	$8,415,081	$138,426	$2,245,759	$(2,744,507)	$8,885,565

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$207,015	$—	$—	$(9,419)	$197,596
Other fee income	—	6,234	38,517	128	—	44,879
Total fee income	—	213,249	38,517	128	(9,419)	242,475
Gain on mortgage loans held for sale	—	179,603	—	—	8,984	188,587
Total Revenues	—	392,852	38,517	128	(435)	431,062
Expenses and impairments:
Salaries, wages and benefits	—	128,588	6,399	—	—	134,987
General and administrative	—	116,403	9,239	—	—	125,642
Provision for loan losses	—	—	—	915	—	915
Loss on foreclosed real estate and other	—	296	—	796	—	1,092
Occupancy	—	5,784	151	—	—	5,935
Total expenses and impairments	—	251,071	15,789	1,711	—	268,571
Other income (expense):
Interest income	—	25,424	—	3,749	435	29,608
Interest expense	—	(69,608)	—	(22,766)	—	(92,374)
Gain/(Loss) on interest rate swaps and caps	—	263	—	1,005	—	1,268
Gain/(loss) from subsidiaries	62,616	3,133	—	—	(65,749)	—
Total other income (expense)	62,616	(40,788)	—	(18,012)	(65,314)	(61,498)
Income before taxes	62,616	100,993	22,728	(19,595)	(65,749)	100,993
Income tax expense/(benefit)	—	38,377	—	—	—	38,377
Net income/(loss) and comprehensive income/(loss)	$62,616	$62,616	$22,728	$(19,595)	$(65,749)	$62,616

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$62,616	$62,616	$22,728	$(19,595)	$(65,749)	$62,616
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(62,616)	(3,133)	—	—	65,749	—
Share-based compensation	—	2,858	—	—	—	2,858
Provision for loan losses	—	—	—	915	—	915
Loss on foreclosed real estate and other	—	296	—	796	—	1,092
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	(263)	—	(1,005)	—	(1,268)
Fair value changes in excess spread financing	—	23,891	—	—	—	23,891
Depreciation and amortization	—	3,850	51	—	—	3,901
Change in fair value of mortgage servicing rights	—	9,659	—	—	—	9,659
Amortization/accretion of mortgage servicing rights at amortized cost	—	(275)	—	—	—	(275)
Amortization (accretion) of premiums/discounts	—	9,589	—	(80)	—	9,509
Gain on mortgage loans held for sale	—	(179,603)	—	—	(8,984)	(188,587)
Mortgage loans originated and purchased, net of fees	—	(3,781,116)	—	—	—	(3,781,116)
Proceeds on sale of and payments of mortgage loans held for sale	—	3,682,566	—	3,309	8,984	3,694,859
Net tax effect of stock grants	(2,660)	—	—	—	—	(2,660)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	282,727	(5,840)	(195,793)	—	81,094
Receivables from/(payables to) affiliates	6,584	(320,843)	2,402	315,534	—	3,677
Reverse mortgage funded advances	—	(178,181)	—	—	—	(178,181)
Other assets	(2,690)	4,631	(5,740)	—	(5,477)	(9,276)
Payable and accrued liabilities	2,660	(127,198)	6,038	8,076	5,477	(104,947)
Net cash provided by/(used in) operating activities	3,894	(507,929)	19,639	112,157	—	(372,239)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(5,761)	(521)	—	—	(6,282)
Deposit on reverse mortgage servicing rights, net	—	(50,198)	—	—	—	(50,198)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(266,625)	—	—	—	(266,625)
Loan repurchases from Ginnie Mae	—	(8,815)	—	—	—	(8,815)
Proceeds from sales of REO	—	4,157	—	—	—	4,157
Net cash used in investing activities	—	(327,242)	(521)	—	—	(327,763)
Financing activities:
Issuance of Senior Unsecured Notes	—	599,269	—	—	—	599,269
Transfers to/from restricted cash	—	(49,111)	(18,766)	100,600	—	32,723
Issuance of participating interest financing	—	166,646	—	—	—	166,646
Issuance of excess spread financing	—	192,730	—	—	—	192,730
Increase (decrease) in notes payable, net	—	8,316	—	(200,016)	—	(191,700)
Repayment of nonrecourse debt–Legacy assets	—	—	—	(2,612)	—	(2,612)
Repayment of excess servicing spread financing	—	(20,881)	—	—	—	(20,881)
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Contributions from joint venture members to noncontrolling interests	—	4,990	—	—	—	4,990
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Cash settlement on derivative financial instruments	—	—	—	(129)	—	(129)
Debt financing costs	—	(9,750)	—	—	—	(9,750)
Net cash provided by/(used in) financing activities	(3,894)	892,209	(18,766)	(102,157)	—	767,392
Net increase/(decrease) in cash	—	57,038	352	10,000	—	67,390
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$209,286	$753	$10,000	$—	$220,039

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$152,248	$401	$—	$—	$152,649
Restricted cash	—	145,657	3	247,530	—	393,190
Accounts receivable, net	—	3,040,666	1,826	1,114	—	3,043,606
Mortgage loans held for sale	—	1,480,537	—	—	—	1,480,537
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	14,700	—	224,207	—	238,907
Participating interest in reverse mortgages	—	750,273	—	—	—	750,273
Receivables from affiliates	—	—	92,373	1,983,997	(2,063,766)	12,604
Mortgage servicing rights – fair value	—	635,860	—	—	—	635,860
Investment in subsidiaries	728,908	149,188	—	—	(878,096)	—
Mortgage servicing rights - amortized cost	—	10,973	—	—	—	10,973
Property and equipment, net	—	74,191	835	—	—	75,026
REO, net	—	8,428	—	2,039	—	10,467
Other assets	28,774	303,737	1,829	1,847	(14,136)	322,051
Total assets	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143
Liabilities and members’ equity
Notes payable	$—	$1,306,557	$—	$2,295,029	$—	$3,601,586
Unsecured senior notes	—	1,062,635	—	—	—	1,062,635
Payables and accrued liabilities	—	640,369	1,815	3,383	(14,136)	631,431
Payables to affiliates	—	2,063,766	—	—	(2,063,766)	—
Derivative financial instruments	—	12,060	—	7,966		20,026
Mortgage Servicing Liability	—	83,238	—	—	—	83,238
Nonrecourse debt–Legacy Assets	—	—	—	100,620	—	100,620
Excess spread financing – fair value	—	288,089	—	—	—	288,089
Participating interest financing	—	580,836	—	—	—	580,836
Total liabilities	—	6,037,550	1,815	2,406,998	(2,077,902)	6,368,461
Total members’ equity	757,682	728,908	95,452	53,736	(878,096)	757,682
Total liabilities and members’ equity	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2012 (IN THOUSANDS)
	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$84,171	$—	$2,486	$(467)	$86,190
Other fee income	—	7,255	115	—	7,370
Total fee income	84,171	7,255	2,601	(467)	93,560
Gain on mortgage loans held for sale	70,512	—	—	—	70,512
Total Revenues	154,683	7,255	2,601	(467)	164,072
Expenses and impairments:
Salaries, wages and benefits	59,583	2,082	—	—	61,665
General and administrative	26,026	566	2,520	—	29,112
Provision for loan losses	461	—	292	—	753
Loss on foreclosed real estate	—	—	2,265	—	2,265
Occupancy	2,782	—	—	—	2,782
Total expenses and impairments	88,852	2,648	5,077	—	96,577
Other income / (expense):
Interest income	5,887	—	4,847	467	11,201
Interest expense	(18,195)	—	(6,785)	—	(24,980)
Loss on equity method investments	—	(117)	—	—	(117)
Gain/(loss) on interest rate swaps and caps	(306)	—	38	—	(268)
Gain / (loss) from subsidiaries	114	—	—	(114)	—
Total other income / (expense)	(12,500)	(117)	(1,900)	353	(14,164)
Income before taxes	53,331	4,490	(4,376)	(114)	53,331
Income tax expense/(benefit)	21,273	—	—	—	21,273
Net Income	$32,058	$4,490	$(4,376)	$(114)	$32,058

NATIONSTAR MORTGAGE LLC CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 (IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$32,058	$4,490	$(4,376)	$(114)	$32,058
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(114)	—	—	114	—
Share-based compensation	2,395	—	—	—	2,395
(Gain)/loss on sale of mortgage loans	(70,512)	—	—	—	(70,512)
Provision for loan losses	461	—	292	—	753
Loss on foreclosed real estate and other	—	—	2,265	—	2,265
Loss on equity method investments	117	—	—	—	117
(Gain)/loss on ineffectiveness on interest rate swaps and cap	306	—	(38)	—	268
Fair value changes in excess spread financing	4,852	—	—	—	4,852
Depreciation and amortization	1,531	—	—	—	1,531
Change in fair value of mortgage servicing rights	(495)	—	—	—	(495)
Accretion of mortgage servicing liability	(633)	—	—	—	(633)
Amortization (accretion) of premiums/discounts	2,685	—	(763)	—	1,922
Mortgage loans originated and purchased, net of fees	(1,189,942)	—	—	—	(1,189,942)
Cost of loans sold and principal payments and prepayments, and other changes in mortgage loans originated as held for sale, net of fees	1,297,338	—	5,758	—	1,303,096
Changes in assets and liabilities:
Accounts receivable	(238,752)	(10)	279,447	—	40,685
Receivables from/(payables to) affiliates	302,346	(4,447)	(297,093)	—	806
Reverse funded advances due to securitization	(112,738)	—	—	—	(112,738)
Other assets	(5,620)	—	—	—	(5,620)
Accounts payable and accrued liaibilities	98,546	—	28,779	—	127,325
Net cash provided by/(used in) operating activities	123,829	33	14,271	—	138,133

	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	(2,564)	—	—	—	(2,564)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	(347)	—	—	—	(347)
Repurchases of REO from Ginnie Mae	(2,426)	—	—	—	(2,426)
Proceeds from sales of REO	4,816	—	(1,861)	—	2,955
Net cash provided by/(used in) investing activities	(521)	—	(1,861)	—	(2,382)

Financing activities:
Transfers to/from restricted cash	(82,358)	—	(8,593)	—	(90,951)
Issuance of participating interest financing	115,438	—	—	—	115,438
Increase (decrease) in notes payable, net	(104,743)	—	(682)	—	(105,425)
Repayment of nonrecourse debt–Legacy assets	—	—	(3,135)	—	(3,135)
Repayment of excess servicing spread financing	(2,123)	—	—	—	(2,123)
Contribution of parent	246,700	—	—	—	246,700
Debt financing costs	(2,706)	—	—	—	(2,706)
Net cash provided by/(used in) financing activities	170,208	—	(12,410)	—	157,798
Net increase/(decrease) in cash	293,516	33	—	—	293,549
Cash and cash equivalents at beginning of period	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$355,717	$277	$—	$—	$355,994
21. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Nationstar maintains a marketing agreement with Springleaf Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the originations fees of loans that Nationstar refinances.
Additionally, Nationstar has eight agreements to act as the loan subservicer for Springleaf, including one for a whole loan "unencumbered" portfolio and seven for securitized loan portfolios, totaling $3.3 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended March 31, 2013 and 2012, Nationstar recognized revenue of $2.1 million and $2.6 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At March 31, 2013 and December 31, 2012, Nationstar had an outstanding receivable from Springleaf of $0.8 million and $0.7 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.0 billion and $1.1 billion, as of March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $1.2 million and $1.4 million, respectively.
Additionally, Nationstar has entered into several agreements with certain entities formed by Newcastle, in which Newcastle and/or certain funds managed by Fortress own an interest (each a "Newcastle Entity"), where Nationstar sold to the related Newcastle Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar retains all ancillary income associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related Newcastle Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
The fair value on the outstanding liability related to these agreements was $498.9 million and $288.1 million at March 31, 2013 and December 31, 2012, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 billion for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.
22. Related Party Disclosure
In March 2011, Nationstar entered into a limited partnership agreement with ANC Acquisition LLC (ANC). ANC was the parent company of National Real Estate Information Services, LP (NREIS), which through the ANC partnership Nationstar held a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provided title agency settlement or valuation services for loan originations and default management. As Nationstar was able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owned less than 50% of the voting interests, Nationstar applied the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. Nationstar disbursed servicing-related advances of $0.01 million and $4.72 million for the three months ended March 31, 2013 and 2012, respectively.
Through the third quarter of 2012, Nationstar had recognized its portion of NREIS' loss on equity method investment of $1.3 million. During the fourth quarter of 2012, the management of NREIS made the decision to wind down its operations due to continuing poor financial results. Because of the decision to wind down operations and the financial condition of NREIS, Nationstar recorded additional losses amounting to $9.0 million. In addition to its initial investment, Nationstar, during May 2012, advanced NREIS $2.0 million for future services. Nationstar determined that these deposits would not be recovered and fully impaired this additional deposit. In order to effect an orderly wind down of the operation, Nationstar, together with the majority owners of ANC, agreed to fund a portion of the expected wind down costs. As such, Nationstar recorded $2.3 million of losses in excess of its investment at December 31, 2012. There were no losses incurred for the three months ended March 31, 2013.
23. Subsequent Events

In April 2013, Nationstar entered into an agreement with Freddie Mac to purchase certain mortgage servicing rights and related servicing receivables. Under the terms of this agreement, Nationstar agreed to purchase the rights to service residential mortgage loans with a total UPB of approximately $22 billion and approximately $239 million of related servicing advance receivables. All of the related mortgage loans are owned, insured, or guaranteed by Freddie Mac. The aggregate purchase price is approximately $372 million, which is expected to be funded through cash on hand and the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress which is expected to close in the second quarter of 2013. Nationstar expects to board a portion of these loans onto the servicing system during the second quarter of 2013; with the remaining portion to be subserviced.

In May 2013, Nationstar entered into an agreement to purchase the loan origination operations and related assets of Greenlight Financial Services (Greenlight), a residential mortgage originator. This acquisition is intended to provide channel expansion, increased origination opportunities, and an added source of servicing asset creation for Nationstar. Closing of the transaction is subject to certain customary closing conditions and the transaction is expected to close during the second quarter of 2013. The assets to be acquired will consist of property and equipment, intellectual property (including the Greenlight trademark), and certain other assets. Certain post-closing liabilities related to these assets will also be assumed as part of the transaction. The purchase price for these assets is up to $75 million, subject to certain contingencies. Due to the timing of this transaction, the data necessary to provide the supplemental pro forma information required by ASC 805-10-50-2 is not yet available as of the issuance date of these financial statements and accompanying notes. Nationstar expects to file the required supplemental pro forma information on Form 8-K with the SEC subsequent to the consummation of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In conjunction with the completion of Nationstar Mortgage Holdings Inc.'s initial public offering in March 2012, Nationstar Mortgage LLC became a wholly-owned indirect subsidiary of Nationstar Mortgage Holdings Inc. Nationstar Mortgage Holdings Inc. was formed as a Delaware corporation for the purpose of reorganizing the structure of FIF HE Holdings LLC (FIF) and Nationstar Mortgage LLC so that the common stock issuer was a corporation rather than a limited liability company. Investors in FIF exchanged their membership units for shares in Nationstar Mortgage Holdings Inc. Because Nationstar Mortgage Holdings Inc. had no operations prior to the reorganization and initial public offering, Nationstar Mortgage LLC is the predecessor company. The following discussion and analysis relates to the operations of Nationstar Mortgage Holdings Inc. and its consolidated subsidiaries. The terms “we,” “us,” or “our” refer to the business of Nationstar Mortgage Holdings Inc. and subsidiaries (Nationstar Inc. or the Company) or its predecessor Nationstar Mortgage LLC (Nationstar) as appropriate.
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 84.1% annually on a compounded basis. As of March 31, 2013, we serviced over 1.9 million residential mortgage loans with an aggregate UPB of $312.5 billion, making us one of the largest non-bank servicers in the United States as of March 31, 2013.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of March 31, 2013, our primary servicing and subservicing, represented 77.3% and 13.7%, respectively of our total servicing portfolio, with 9.0% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate or have investments in several adjacent real estate services businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.

In January 2013, we entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution. Under the Purchase Agreement, we agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price is approximately $7.1 billion, which we expect to fund through a combination of cash on hand, the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. Subject to customary closing conditions, we expect to close on the majority of the remaining MSRs in stages during the second quarter of 2013. During February 2013, we boarded approximately $15.3 billion of the acquired agency portfolio balance with the remaining Freddie Mac, Fannie Mae, and Ginnie Mae portfolio to be completed by June 2013. The remaining private label securitization portfolios are scheduled to board onto our servicing system through September 2013.
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
For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies since December 31, 2012.
Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	March 31, 2013	December 31, 2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$220,039	$152,649
Accounts receivable	3,614,827	3,043,606
Mortgage loans held for sale	1,703,709	1,480,537
Mortgage servicing rights (at fair value)	1,289,643	635,860
Total assets	8,885,565	7,126,143
Notes payable	3,409,886	3,601,586
Unsecured senior notes	1,669,146	1,062,635
Nonrecourse debt-legacy assets	98,388	100,620
Excess spread financing (at fair value)	498,906	288,089
Participating interest financing	745,263	580,836
Total liabilities	8,061,313	6,368,461
Total Nationstar equity	819,262	757,682

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended March 31,
	2013	2012
Total revenues	$431,062	$164,072
Total expenses and impairments	268,571	96,577
Total other expense	(61,498)	(14,164)
Income before taxes	100,993	53,331
Total income tax expense	38,377	3,145
Net income and comprehensive income	$62,616	$50,186

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(372,239)	$135,283
Investing activities	(327,763)	(2,382)
Financing activities	767,392	160,648
Adjusted EBITDA(1) (non-GAAP measure)	178,235	77,243
Operating Segments:
Interest expense from unsecured senior notes	30,690	8,542
Change in fair value of mortgage servicing rights	9,659	(495)
Depreciation and amortization	3,528	1,242
Share-based compensation	2,858	2,395

(1)
Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments' income, and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes, exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio.

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

Management does not assess the growth prospects and the profitability of our legacy asset portfolio, except to the extent necessary to assess whether cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.
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

	For the three months ended March 31,
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2013	2012
Net income (loss)	$62,616	$50,186
Plus:
Net loss from Legacy Portfolio and Other	7,686	8,047
Income tax expense	38,377	3,145
Income from Operating Segments	108,679	61,378
Adjust for:
Interest expense from unsecured senior notes	30,690	8,542
Depreciation and amortization	3,528	1,242
Change in fair value of mortgage servicing rights	9,659	(495)
Amortization of mortgage servicing rights/obligations - at amortized cost	(275)	(633)
Share-based compensation	2,858	2,395
Fair value changes on excess spread financing	23,891	4,852
Fair value changes in derivatives	(795)	(38)
Adjusted EBITDA	$178,235	$77,243

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
Comparison of Consolidated Results for the Three Months Ended March 31, 2013 and 2012
Revenues increased $267.0 million to $431.1 million for the three months ended March 31, 2013 from $164.1 million for the three months ended March 31, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $180.4 billion for the three months ended March 31, 2013, compared to $97.1 billion for the three months ended March 31, 2012 and an increase in higher modification fees earned from HAMP and non-HAMP modifications combined with fees earned from our reverse mortgage portfolio. The increase in the gain on loans held for sale was a result of the $2.2 billion, or 183.3%, increase in the amount of loans originated during the 2013 period compared to the 2012 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of servicing capitalized due to the larger volume of loan sales and subsequent rentention of MSRs.
Expenses and impairments increased $172.0 million to $268.6 million for the three months ended March 31, 2013 from $96.6 million for the three months ended March 31, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $47.3 million to $61.5 million for the three months ended March 31, 2013 from $14.2 million for the three months ended March 31, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the three months ended March 31, 2013, we incurred tax expense of $38.4 million, an increase of $35.3 million over the comparable 2012 period. During March 2012, we became a taxable entity in conjunction with our initial public offering. We were a taxable entity for the entire 2013 period.
Segment Results
Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans originated mostly from April to July 2007 or acquired.
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

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $28.2 billion in reverse residential mortgage loans which we acquired in 2012. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default.
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	March 31, 2013	March 31, 2012
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$10,757	$9,295
Government-sponsored enterprises	125,221	68,001
Non-Agency securitizations	50,892	18,137
Total boarded forward servicing portfolio	186,870	95,433
Acquired Servicing Rights owned - serviced by others	4,782	—
Acquired Servicing Rights owned - serviced by predecessor	92,590	—
Total forward servicing portfolio	284,242	95,433
Reverse mortgage servicing	28,242	7,853
Total servicing portfolio unpaid principal balance	$312,484	$103,286

The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Three months ended March 31,	2013 (1)	2012
($ in millions, except for average loan amount)
Loan count-servicing	1,065,400	585,784
Ending unpaid principal balance	$186,870	$95,433
Average unpaid principal balance	$180,403	$97,119
Average loan amount	$175,399	$162,915
Average coupon	5.28%	5.35%
Average FICO	673	656
60+ delinquent (% of loans) (2)	12.7%	11.9%
Total prepayment speed (12 month constant pre-payment rate)	16.7%	13.9%

(1)
2013 characteristics and key performance metrics of our servicing portfolio exclude approximately $92.6 billion and approximately 644,610 units of forward residential mortgage loans acquired. These loans will be boarded later in 2013 and have been excluded from our key performance metrics above. Additionally, these characteristics and key performance metrics exclude forward residential mortgage servicing rights serviced by others.

(2)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the three months ended March 31, 2013.

Three months ended March 31,	2013
($ in millions, except for average loan amount)
Loan count	167,460
Ending unpaid principal balance	$28,242
Average loan amount	$168,650
Average coupon	3.03%
Average borrower age	76

Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Servicing fee income	$172,081	$60,707
Loss mitigation and performance-based incentive fees	5,806	7,908
Modification fees	24,717	7,315
Late fees and other ancillary charges	11,593	7,637
Master service fee	3,062	—
Reverse mortgage fees	18,418	6,218
Other servicing fee related revenues	4,058	(21)
Total servicing fee income before MSR fair value adjustments	239,735	89,764
Fair value adjustments on excess spread financing	(23,891)	(4,852)
Reverse mortgage servicing amortization/accretion	275	633
MSR fair value adjustments	(9,659)	495
Total servicing fee income	$206,460	$86,040
The following tables provide servicing fee income and UPB by primary servicing, subservicing, adjacent businesses and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Primary servicing	$191,989	$49,641
Subservicing	26,341	31,917
Adjacent businesses	2,987	1,988
Reverse servicing	$18,418	6,218
Total servicing fee income before MSR fair value adjustments	$239,735	$89,764

	March 31, 2013	March 31, 2012
UPB (in millions)
Primary servicing	$241,543	$45,320
Subservicing	42,699	50,113
Reverse servicing	28,242	7,853
Total unpaid principal balance	$312,484	$103,286

Servicing Segment for the Three Months Ended March 31, 2013 and 2012
Service Fee Income
Servicing fee income was $206.5 million for the three months ended March 31, 2013 compared to $86.0 million for the three months ended March 31, 2012, an increase of $120.5 million, or 140.1%, primarily due to the net effect of the following:
.

•
Increase of $111.4 million due to higher average UPB on our forward servicing portfolio, which increased to $180.4 billion in the 2013 period compared to $97.1 billion in the comparable 2012 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $117.5 billion in the 2013 period compared to $68.9 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $52.1 billion in the three months ended March 31, 2013 compared to $18.5 billion in the comparable 2012 period.

•	Decrease of $2.1 million due to decreased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $17.4 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $4.0 million from increased collections from late fees and other ancillary charges.

•	Increase of $12.2 million from fees earned from our reverse mortgage portfolio.

•
Decrease of $10.2 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state attorneys general. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $19.0 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $39.1 million for the three months ended March 31, 2013 compared to $7.4 million for the three months ended March 31, 2012, an increase of $31.7 million, or 428.4%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.
The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Primary servicing	$7,460	$2,477
Subservicing	—	2,269
Adjacent businesses	31,606	2,673
Total other fee income	$39,066	$7,419

Expenses and Impairments
Expenses and impairments were $147.6 million for the three months ended March 31, 2013 compared to $59.2 million the three months ended March 31, 2012, an increase of $88.4 million, or 149.3%, primarily due to the increase of $32.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,775 in the 2012 period to 3,331 in the 2013 period and an increase of $56.1 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands). Other Servicing Segment expenses primarily includes share-based compensation expenses.

	For the three months ended March 31,
	2013	2012
Primary servicing	$95,026	$24,326
Subservicing	33,399	27,210
Reverse servicing	12,707	1,913
Adjacent businesses	2,174	2,766
Other Servicing Segment expenses	4,303	3,015
Total expenses and impairments	$147,609	$59,230
Other Income (Expense)
Total other expense was $(57.1) million for the three months ended March 31, 2013 compared to $(14.6) million for the three months ended March 31, 2012, an increase in expense, net of income, of $42.5 million, or 291.1%, primarily due to the net effect of the following:

•
Interest income was $13.4 million for the three months ended March 31, 2013 compared to $2.4 million for the three months ended March 31, 2012, an increase of $11.0 million, due in part to interest earned on our participating interests in reverse mortgages combined with accretion recognized related to discounts recorded on acquired servicer advances. During 2013, in conjunction with an MSR acquisition, we allocated a discount to the related acquired servicer advances. This discount is realized as the underlying servicer advances are collected. We recognized $6.1 million of the discount for the three month ended March 31, 2013 related to collections on the servicer advances.

•
Interest expense was $71.3 million for the three months ended March 31, 2013 compared to $17.0 million for the three ended March 31, 2012, an increase of $54.3 million, or 319.4%, primarily due to higher average outstanding debt of $2,398.2 million for the three months ended March 31, 2013 compared to $623.8 million in the comparable 2012 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $22.7 million and $8.5 million, for the three months ended March 31, 2013 and 2012, respectively.

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

	For the three months ended March 31,
Originations Volume (in millions)	2013	2012
Retail	$2,043.1	$673.4
Wholesale	1,102.7	516.6
Correspondent	267.2	—
Total Originations	$3,413.0	$1,190.0
Originations Segment for the Three Months Ended March 31, 2013 and 2012
Originations Revenue
Total revenue was $185.7 million for the three months ended March 31, 2013 compared to $70.5 million for the three months ended March 31, 2012, an increase of $115.2 million, or 163.4%, primarily due to the net effect of the following:

•
Other fee income was $5.9 million for the three months ended March 31, 2013 compared to $(19.0) thousand for the three months ended March 31, 2012, an increase of $5.9 million, primarily due to an increase in net points and fees collected of $15.9 million offset by an increase in broker fees paid of $9.6 million.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended March 31,
	2013	2012
Gain on sale	$139,130	$43,917
Provision for repurchases	(5,803)	(3,005)
Capitalized servicing rights	31,268	13,066
Fair value mark-to-market adjustments	(6,934)	(5,095)
Mark-to-market on derivatives/hedges	22,132	21,617
Total gain on mortgage loans held for sale	$179,793	$70,500

Gain on mortgage loans held for sale was $179.8 million for the three months ended March 31, 2013, compared to $70.5 million for the three months ended March 31, 2012, an increase of $109.3 million, or 155.0%, primarily due to the net effect of the following:

•
Increase of $95.2 million from larger volume of originations, which increased to $3.4 billion in 2013 from $1.2 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $18.2 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $0.5 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $1.8 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $2.8 million from a larger provision for repurchases as a result of the increase in our loan sale volume.
Expenses and Impairments
Expenses and impairments were $111.9 million for the three months ended March 31, 2013 compared to $28.5 million for the three months ended March 31, 2012, an increase of $83.4 million, or 292.6%, primarily due to the net effect of the following:

•
Increase of $42.5 million in salaries, wages and benefits expense from increase in average headcount of 1,800 in 2013 from 772 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $42.6 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.
Other Income and Expenses
Total other income (expense) was $(5.8) million for the three months ended March 31, 2013 compared to $(0.2) million for the three months ended March 31, 2012, an increase in expense, net of income, of $5.6 million primarily due to the net effect of the following:

•
Interest income was $11.0 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012, an increase of $7.5 million, or 214.3%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $16.8 million for the three months ended March 31, 2013 compared to $3.8 million for the three months ended March 31, 2012, an increase of $13.0 million, or 342.1%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $8.0 million additional interest expense on senior unsecured notes. In the third quarter of 2012, we began allocating a portion of our interest expense from our unsecured senior notes to our originations segment to match the benefit this segment will receive from future portfolio acquisitions due to the ability to recapture portfolio runoff.

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

	March 31,
	2013	2,012
Performing – UPB	$266,854	$285,648
Nonperforming (90+ Delinquency) - UPB	81,968	85,790
REO - Estimated Fair Value	15,487	5,720
Total Legacy Portfolio and Other – UPB	$364,309	$377,158

Legacy Portfolio and Other for the Three Months Ended March 31, 2013 and 2012
Total revenues were $0.4 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012, a decrease of $0.2 million. This decrease was primarily a result of decreased ancillary income on our legacy portfolio.
Total expenses and impairments were $9.1 million for the three months ended March 31, 2013 compared to $8.9 million for the three months ended March 31, 2012, an increase of $0.2 million, or 2.2%.
Interest income, net of interest expense remained same at $0.5 million for the three months ended March 31, 2013 as compared to $0.5 million for the three months ended March 31, 2012.
In addition, we recorded a gain on interest rate swaps and caps of $0.5 million for the three months ended March 31, 2013, compared to loss of $(0.3) million recorded during the comparable 2012 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps on ABS debt generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Analysis of Items on Consolidated Balance Sheet

Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $360.5 million at March 31, 2013, a decrease of $32.7 million from December 31, 2012, primarily a result of lower servicer advance reimbursement amounts due to the timing of recoveries on pledged servicer advances offset by new custodial deposits on additional custodial balances related to our servicing portfolio acquisitions.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts. Accounts receivable increased $0.6 billion to $3.6 billion at March 31, 2013, primarily due to the increase in our servicing portfolio as a result of the closing on a portion of our MSR acquisition during the first quarter of 2013.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $1,703.7 million at March 31, 2013, an increase of $223.2 million from December 31, 2012, primarily due to $3.8 billion of loan originations and purchases during the 2013 period offset by $(3.5) billion in mortgage loan sales.

Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $235.9 million at March 31, 2013, a decrease of $3.0 million from December 31, 2012, as $1.5 million was transferred to REO during the three months ended March 31, 2013.

In 2012, we purchased the servicing rights to certain reverse mortgages. As servicer of these reverse mortgages, we are required to fund certain amounts related to the underlying loans. Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $978.7 million at March 31, 2013, an increase of $228.4 million from December 31, 2012, primarily due to additional amounts advanced under reverse mortgage interests. In addition to new advances made, in February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans from NIC Reverse Loan LLC.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $8.9 million at March 31, 2013, a decrease of $3.7 million from December 31, 2012. Prior to our March 2012 restructuring in conjunction with our initial public offering, FIF contributed a portion of the outstanding balance in receivables from affiliates related to outstanding interest rate swap settlements to the Company.

MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs were $1,289.6 million at March 31, 2013, an increase of $653.7 million over December 31, 2012, primarily a result of the purchase of servicing portfolios for $632.2 million combined with capitalization of $31.3 million newly created MSRs, and a $9.7 million decrease in the fair value of our MSRs.

MSRs at amortized cost consists of certain reverse mortgage MSRs acquired in 2012. MSRs at amortized cost were $10.9 million at March 31, 2013, a decrease of $0.1 million from December 31, 2012. The decrease represents the amortization of this portfolio.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $77.4 million million at March 31, 2013, an increase of $2.4 million from December 31, 2012, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $15.5 million at March 31, 2013, an increase of $5.0 million from December 31, 2012. This increase was primarily due to foreclosure related activities on our expanded portfolio.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses and loans subject to repurchase rights from Ginnie Mae. Other assets increased $47.5 million from December 31, 2012 to $369.6 million, primarily due to an increase of $30.4 million in derivative financial instruments, $10.7 million increase in deferred financing cost, and an increase in deposits on pending MSR acquisitions of $8.0 million.

Liabilities and Stockholders' Equity

At March 31, 2013, total liabilities were $8.1 billion, a $1.7 billion increase from December 31, 2012. The increase was primarily due to a $0.9 billion increase in payables and accrued liabilities and our issuance of $600.0 million in unsecured senior notes in February and March 2013. In addition, we had an increase in excess spread financing of $210.8 million and an increase in participating interest financing of $210.8 million. The increases are generally the result of our acquisitions of MSR portfolios and the increase in our mortgage origination business.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $20.9 million and $18.5 million at March 31, 2013 and December 31, 2012, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Repurchase reserves, beginning of period	$18,511	$10,026
Additions	5,541	13,121
Charge-offs	(3,150)	(4,636)
Repurchase reserves, end of period	$20,902	$18,511

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	UPB	Count	UPB	Count
Beginning balance	$14.0	79	$12.9	61
Repurchases & indemnifications	(3.3)	(24)	(5.5)	(26)
Claims initiated	15.6	87	24.3	132
Rescinded	(5.3)	(27)	(17.7)	(88)
Ending Balance	$21.0	115	$14.0	79

The following table details our loan sales by period (dollars in billions):

	Three Months Ended March 31		Year Ended December 31,
	2013		2012		2011		2010		2009		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$3.4	14,321	$6.9	31,262	$3.3	16,629	$2.6	13,090	$1.0	5,344	$17.2	80,646

We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last five years. We believe that because of the increase in our loan originations since 2008, repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.

At March 31, 2013, total stockholders' equity was $824.3 million, a $66.6 million increase from December 31, 2012, which is primarily attributable to net income of $62.6 million in the 2013 period, $2.9 million in share-based compensation, $2.7 million in excess tax benefit from share based comp, $5.0 million in contributions from joint venture members to non-controlling interests and offset by a tax withholding of $6.6 million related to a share based settlement of common stock by management.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased from $152.6 million as of December 31, 2012 to $220.0 million as of March 31, 2013, primarily due to cash inflows from financing activities, offset by cash outflows in our operating and investing activities.

From 2010 through 2012, we have completed offerings of $1.1 billion of unsecured senior notes, with maturity dates ranging from April 2015 to October 2020. We pay interest semi-annually to the note holders of these notes at interest rates ranging from 7.875% to 10.875%. In February 2013, we completed the offering of $400.0 million aggregate principal amount of unsecured senior notes, with a maturity date of July 2021, in a private placement transaction. After deducting the initial purchasers' discounts, we received net cash proceeds of approximately $394.0 million. In addition, in March 2013, we issued an additional $200.0 million of unsecured senior notes as an add on to the $400.0 million of unsecured senior notes issued in February 2013, in a private placement transaction. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 6.50%. We use a significant portion of the proceeds from these offerings to fund newly originated loans until these funds are ultimately deployed towards the purchase of mortgage servicing rights or other purposes.

We grew our servicing portfolio from $103.3 billion in UPB as of March 31, 2012 to $312.5 billion in UPB as of March 31, 2013. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers as required. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At March 31, 2013, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.6 billion.

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

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. As a result of our purchases of the servicing rights to certain reverse mortgages in 2012, we are required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are typically recovered upon weekly or monthly reimbursement or from sale in the market.

We believe there are opportunities to grow our business through acquisitions and we actively explore potential acquisition opportunities in the ordinary course of our business. Potential acquisitions may include MSRs relating to residential mortgage loans, subservicing contracts, servicing platforms and originations platforms, as well as other assets and liabilities or businesses in related lines of business. Any future acquisitions could require substantial additional capital in excess of cash from operations. We may fund these potential acquisitions through a combination of cash on hand, the proceeds of a co-investment by Newcastle Investment Corp., and certain funds managed by Fortress, the proceeds of advance financing facilities and/or other issuances of debt.

Operating Activities

Our operating activities used $372.2 million of cash flow for the three months ended March 31, 2013 compared to providing $135.3 million of cash flow for the same period in the prior year. The increase in cash used by operating activities of $507.5 million during the 2013 period was primarily due to higher volume originations of residential mortgage loans partially offset by higher volume of sales of mortgage loans. The decrease was primarily due to the net effect of the following:

•
Decrease of $2,591.2 million due to higher originations volume combined with our purchases of mortgage loans held for sale. We originated and purchased $3,781.1 million in residential mortgage loans during the three month period ended March 31, 2013, compared to $1,189.9 million in mortgage originations and purchases for the comparable 2012 period. This decrease was partially offset by an increase of $2,391.8 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $3,694.9 million in cash proceeds from loan sales and principal collections for the three month ended March 31, 2013, compared to $1,303.1 million for the comparable 2012 period.

•
Increase of $260.6 million in cash outflows used by working capital which used $210.3 million for the three months ended March 31, 2013 compared to $29.5 million in cash inflow for the comparable 2012 period.

Investing Activities

Our investing activities used $327.8 million and $2.4 million of cash flow for the three months ended March 31, 2013 and 2012, respectively. The $325.4 million increase in cash flows used by investing activities from the 2012 period to the 2013 period was primarily a result of our first quarter MSR acquisitions and deposits on pending MSR acquisitions.

Financing Activities

Our financing activities provided $767.4 million and $160.6 million of cash flow during the three months ended March 31, 2013 and 2012, respectively. The $627.6 million increase in cash flows provided by our financing activities was primarily the result of our two additional unsecured senior notes offerings during February 2013 and March 2013, respectively.

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of March 31, 2013, from amounts previously disclosed in our Annual Report or Form 10-K filed on March 15, 2013.

In February 2013, we completed the offering of $400 million aggregate principal amount of 6.50% Senior Notes due 2021, in a private placement transaction, for net cash proceeds of $394.0 million. In addition, in March 2013, we issued an additional $200 million aggregate principal amount of 6.50% of Senior Notes due 2021, in a private placement transaction. We issued the notes with an issue premium of $6.5 million for net cash proceeds of $203.5 million.

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

We used March 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of March 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	March 31, 2013
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$19,502	$(21,927)
Mortgage servicing rights – fair value	(19,724)	20,745
Other assets (derivatives)
Interest Rate Lock Commitments	31,986	(43,322)
Total change in assets	31,764	(44,504)
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	(1,036)	1,032
Forward MBS trades	58,365	(67,153)
Excess spread financing (at fair value)	2,443	(2,374)
Total change in liabilities	59,772	(68,495)
Total, net change	$(28,008)	$23,991

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 18 - Commitments and Contingencies).

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on May 7, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2013 - January 31, 2013	—	—	—	—
February 1, 2013 - February 28, 2013	—	—	—	—
March 1, 2013 - March 31, 2013	161,651 Shares	$ 41.11	—	—
Total	161,651 Shares	$ 41.11	—	—

1 The 161,651 shares of common stock of Nationstar Inc. reported herein represent the surrender of these shares to Nationstar Inc. in an amount equal to the amount of tax withheld by Nationstar Inc. in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares on March 7, 2013. As of the date of this report, Nationstar Inc. has no publicly announced plans or programs to repurchase Nationstar Inc. common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

4.1	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.2	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.3*	Amendment No. 4, dated March 7, 2013, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, Nationstar Association, as indenture trustee					X

4.4*	Amendment No. 5, dated March 29, 2013, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, Nationstar Association, as indenture trustee					X

4.5	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.6	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.7	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.8	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

10.1	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.2	Registration Rights Agreement, dated March 26, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	3/26/2013

10.3	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.4	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.5*	First Amendment, dated January 31, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC	10-K	001-35449	10.11	3/15/2013

10.6	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.9	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.10	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.11	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

10.12	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.13	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.14	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.15	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.16	Amendment Number Five, dated January 30, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	10-K	001-35449	10.66	3/15/2013

10.17*	Transaction Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC	10-K	001-35449	10.67	3/15/2013

10.18**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

10.19**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.73	3/15/2013

10.20**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.74	3/15/2013

10.21**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.22**	Nationstar Mortgage LLC Annual Incentive Compensation Plan	10-K	001-35449	10.81	3/15/2013

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NATIONSTAR MORTGAGE HOLDINGS INC.

May 7, 2013	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 7, 2013	/s/ David C. Hisey
Date	David C. Hisey Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

4.1	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.2	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.3*	Amendment No. 4, dated March 7, 2013, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, Nationstar Association, as indenture trustee					X

4.4*	Amendment No. 5, dated March 29, 2013, to Indenture, dated as of June 26, 2012, between Nationstar Advance Funding Trust 2012-C and Wells Fargo Bank, Nationstar Association, as indenture trustee					X

4.5	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.6	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.7	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.8	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

10.1	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.2	Registration Rights Agreement, dated March 26, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	3/26/2013

10.3	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.4	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.5*	First Amendment, dated January 31, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 20, 2012, between Fannie Mae and Nationstar Mortgage LLC	10-K	001-35449	10.11	3/15/2013

10.6	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.7	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.9	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.10	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.11	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.5	3/15/2013

10.12	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.13	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.14	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.15	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.16	Amendment Number Five, dated January 30, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC	10-K	001-35449	10.66	3/15/2013

10.17*	Transaction Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC	10-K	001-35449	10.67	3/15/2013

10.18**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

10.19**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.73	3/15/2013

10.20**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.74	3/15/2013

10.21**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.8	3/15/2013

10.22**	Nationstar Mortgage LLC Annual Incentive Compensation Plan	10-K	001-35449	10.81	3/15/2013

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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