Form 10-Q
period 2013-06-30
Nationstar Mortgage Holdings Inc.
filed 2013-08-12
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
(469) 549-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12(b)-2 of the Exchange Act

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company.)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 31, 2013: 90,566,375

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

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$385,938	$152,649
Restricted cash	405,462	393,190
Accounts receivable	3,448,543	3,043,606
Mortgage loans held for sale	4,018,241	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $4,957 and $4,390, respectively	257,168	238,907
Reverse mortgage interests	1,086,024	750,273
Mortgage servicing rights, $1,616,421 and $635,860 at fair value, respectively	1,627,330	646,833
Property and equipment, net of accumulated depreciation of $59,608 and $48,806, respectively	100,699	75,026
Derivative financial instruments	383,210	152,189
Other assets	275,766	192,933
Total assets	$11,988,381	$7,126,143
Liabilities and stockholders' equity
Notes payable	$6,168,937	$3,601,586
Unsecured senior notes	1,969,163	1,062,635
Payables and accrued liabilities	1,222,063	631,431
Derivative financial instruments	46,745	20,026
Mortgage servicing liabilities	82,623	83,238
Nonrecourse debt - Legacy Assets	95,729	100,620
Excess spread financing - fair value	570,497	288,089
Participating interest financing	880,234	580,836
Total liabilities	11,035,991	6,368,461
Commitments and contingencies – See Note 19	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,783 shares and 90,480 shares issued at June 30, 2013 and December 31, 2012, respectively	908	905
Additional paid-in-capital	564,430	556,056
Retained earnings	391,363	205,287
Treasury shares; 163 shares at cost	(6,554)	—
Common shares held by subsidiary; 212 shares at cost	(4,566)	(4,566)
Other comprehensive income	1,819	—
Total Nationstar Inc. stockholders' equity	947,400	757,682
Noncontrolling interest	4,990	—
Total equity	952,390	757,682
Total liabilities and equity	$11,988,381	$7,126,143
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Servicing fee income	$263,309	$88,327	$460,905	$174,517
Other fee income	57,795	12,087	102,674	19,457
Total fee income	321,104	100,414	563,579	193,974
Gain on mortgage loans held for sale	282,561	102,345	471,148	172,857
Total revenues	603,665	202,759	1,034,727	366,831
Expenses and impairments:
Salaries, wages and benefits	171,630	78,747	306,617	140,412
General and administrative	159,082	46,410	284,724	75,522
Provision for loan losses	(249)	855	666	1,608
Loss on foreclosed real estate and other	2,107	1,490	3,199	3,755
Occupancy	7,281	2,870	13,216	5,652
Total expenses and impairments	339,851	130,372	608,422	226,949
Other income (expense):
Interest income	52,437	13,415	82,045	24,616
Interest expense	(117,911)	(35,913)	(210,285)	(60,893)
Loss on equity method investments	—	(477)	—	(594)
Gain (loss) on interest rate swaps and caps	789	(357)	2,057	(625)
Total other income (expense)	(64,685)	(23,332)	(126,183)	(37,496)
Income before taxes	199,129	49,055	300,122	102,386
Income tax expense	75,669	12,780	114,046	15,925
Net income	123,460	36,275	186,076	86,461
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Nationstar Inc.	123,460	36,275	186,076	86,461
Other comprehensive loss, net of tax:
Change in value of designated cash flow hedge	1,819	(423)	1,819	(423)
Comprehensive income	$125,279	$35,852	$187,895	$86,038

Earnings per share:
Basic earnings per share	$1.38	$0.41	$2.08	$1.06
Diluted earnings per share	$1.37	$0.41	$2.07	$1.05
Weighted average shares:
Basic	89,462	88,500	89,357	81,444
Dilutive effect of stock awards	890	1,028	716	649
Diluted	90,352	89,528	90,073	82,093
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Inc. Equity	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2011	—	$281,309	$—	$—	$—	$—	$—	$—	$281,309	$—	$281,309
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	—	12,764	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	—	246,700	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	—	13,342	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	—	2,846	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	—	(4,566)	—	(4,566)
Net income	—	—	—	—	205,287	—	—	—	205,287	—	205,287
Balance at December 31, 2012	90,460	—	905	556,056	205,287	—	(4,566)	—	757,682	—	757,682
(unaudited)
Shares issued under incentive plan	309	—	3	(3)	—	—	—	—	—	—	—
Change in the value of cash flow hedge	—	—	—	—	—	—	—	1,819	1,819	—	1,819
Share-based compensation	—	—	—	5,717	—	—	—	—	5,717	—	5,717
Excess tax benefit from share-based compensation	—	—	—	2,660	—	—	—	—	2,660	—	2,660
Withholding tax related to share based settlement of common stock by management	—	—	—	—		(6,554)	—	—	(6,554)	—	(6,554)
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	—	186,076	—	—	—	186,076	—	186,076
Balance at June 30, 2013	90,769	$—	$908	$564,430	$391,363	$(6,554)	$(4,566)	$1,819	$947,400	$4,990	$952,390
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the six months ended June 30,
	2013	2012
Operating activities
Net income	$186,076	$86,461
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	5,717	8,030
Provision for loan losses	666	1,608
Loss on foreclosed real estate	3,199	3,755
Loss on equity method investments	—	594
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(2,057)	625
Fair value changes in excess spread financing	47,672	7,263
Depreciation and amortization	9,691	3,385
Fair value changes and amortization/accretion of mortgage servicing rights	(23,767)	19,756
Amortization (accretion) of premiums/discounts	20,018	5,851
Gain on mortgage loans held for sale	(471,148)	(172,857)
Mortgage loans originated and purchased, net of fees	(10,948,657)	(2,996,372)
Proceeds on sale of and payments of mortgage loans held for sale	8,605,555	2,724,370
Net tax effect of stock grants	(2,660)	—
Cash settlement on derivative financial instruments	(4,544)	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	371,241	(61,301)
Reverse mortgage funded advances	(320,692)	(220,788)
Other assets	(29,258)	(81,022)
Payables and accrued liabilities	323,517	314,017
Net cash used in operating activities	(2,229,431)	(356,625)
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the six months ended June 30,
	2013	2012
Investing activities
Property and equipment additions, net of disposals	(31,388)	(8,102)
Purchases of reverse mortgage interests	(15,059)	—
Cash proceeds from assumption of reverse mortgage servicing obligations, net	—	11,852
Deposits on/purchase of forward mortgage servicing rights, net of liabilities incurred	(959,703)	(1,979,836)
Loan repurchases from Ginnie Mae	(20,806)	(4,464)
Proceeds from sales of REO	39,194	11,897
Acquisition of Greenlight Financial Services and other businesses, net	(78,200)	—
Net cash used in investing activities	(1,065,962)	(1,968,653)
Financing activities
Issuance of Senior Unsecured Notes, net	894,269	269,500
Transfers (to) / from restricted cash, net	(12,272)	(101,609)
Issuance of common stock, net of IPO issuance costs	—	249,550
Due to financial services companies	199,369	—
Issuance of participating interest financing in reverse mortgage interests	304,171	182,577
Issuance of excess spread financing	330,862	187,438
Increase in notes payable	1,882,377	1,539,185
Repayment of nonrecourse debt – Legacy assets	(5,704)	(7,231)
Repayment of excess servicing spread financing	(47,602)	(5,507)
Debt financing costs	(17,884)	(35,178)
Net tax benefit for stock grants issued	2,660	—
Contributions from joint venture member to noncontrolling interests	4,990	—
Redemption of shares for stock vesting	(6,554)	—
Net cash provided by financing activities	3,528,682	2,278,725
Net increase in cash and cash equivalents	233,289	(46,553)
Cash and cash equivalents at beginning of period	152,649	62,445
Cash and cash equivalents at end of period	$385,938	$15,892
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$2,042	$3,192
Mortgage servicing rights resulting from sale or securitization of mortgage loans	81,329	24,128
Tax related share-based settlement of common stock	6,554	4,566
Liabilities incurred from purchase of forward mortgage servicing rights	55,848	107,117
Change in value of cash flow hedge, net of tax - accumulated other comprehensive income (loss)	1,819	(423)
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
Corporate Reorganization
On February 24, 2012, the Company filed a registration statement on Form S-1, for the offering of 19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC (FIF) to two direct, wholly-owned subsidiaries and the Company issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. The offering transformed the Company into a publicly-traded company.
In conjunction with the initial public offering of Nationstar Inc., Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF. Nationstar Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged its equity in Nationstar for 70,000,000 shares of common stock of Nationstar Inc.
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
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar Inc. have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar Inc.'s Annual Report on Form 10-K filed on March 15, 2013. The results of operations for the interim periods disclosed, are not necessarily indicative of the results that may be expected for the full year or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.
Material Transactions

In January 2013, Nationstar entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution which is being accounted for as an asset acquisition. Under the Purchase Agreement, the Company agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price is approximately $7.1 billion, which is expected to be funded through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. Subject to customary closing conditions, the Company expects to close on the majority of the remaining MSRs in stages during the third quarter of 2013. The Company boarded the acquired agency portfolio balance between February and June 2013. In July 2013, Nationstar completed another portion of the MSR purchase, closing on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $47 billion, all of which are non-conforming loans in private label securitizations. The remaining private label securitization portfolios are expected to close and board onto the servicing system through the remainder of 2013.

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
Accounting Standards Update No 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10), was created expand the benchmarks that can be used in hedge and derivative accounting. Currently, the only rates that can be used as benchmarks are the rate on Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate. This update provides that the Fed Funds Effective Swap Rate (OIS) can also be used as a benchmark rate in U.S. hedge accounting. The amendment update is effective for any hedging relationships entered into after July 17, 2013. The adoption of ASU 2013-10 will not have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operation Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), was created to eliminate the differences in presenting unrecognized tax benefits. This update specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment update is effective as of December 15, 2013. The adoption of ASU 2013-11 will not have a material impact on our financial condition, liquidity or results of operations.

3. Acquisition

On May 31, 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator ("Greenlight”) which is being accounted for as a business combination. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was approximately $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance payable following the closing subject to certain contingencies. In a separate transaction, Nationstar acquired approximately $98.0 million in UPB of mortgage loans from Greenlight. These loans were purchased in the normal course of business and have been or will be sold. The cash flows from the loan purchase has been included in operating activities.

Greenlight, a leading direct-to-consumer originator based in Irvine, California, utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and will diversify Nationstar's origination channels and capabilities. The acquisition of Greenlight provides additional capacity to process HARP and recapture loans while creating long-term servicing assets for Nationstar.

The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed as of May 31, 2013 (in thousands):

Derivative financial instruments	$18,101
Equipment	3,561
Prepaid expenses and other assets	700
Payables and accrued liabilities	(589)
Net assets acquired	21,773
Estimated purchase price	75,700
Goodwill	$53,927

The fair value of all assets acquired and liabilities assumed are preliminary and based on information that was available as of the acquisition date. Nationstar is currently completing the final determination of any required purchase accounting adjustments which will be made upon the completion of all fair value assessments.

4. Variable Interest Entities and Securitizations
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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of June 30, 2013 and December 31, 2012 is presented in the following tables (in thousands):

	June 30, 2013		December 31, 2012
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$158,164	$—	$247,531	$—
Reverse mortgage interests	—	821,947	—	542,037
Accounts receivable	2,607,949	—	2,656,277	—
Mortgage loans held for investment, subject to nonrecourse debt	219,637	—	224,207	—
Other assets	5,065	—	2,039	—
Total Assets	$2,990,815	$821,947	$3,130,054	$542,037
LIABILITIES
Notes payable	$2,302,847	$—	$2,294,925	$—
Payables and accrued liabilities	3,606	—	3,415	—
Derivative financial instruments	—	—	6,118	—
Nonrecourse debt–Legacy Assets	95,729	—	100,620	—
Participating interest financing	—	880,234	—	580,836
Total Liabilities	$2,402,182	$880,234	$2,405,078	$580,836
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total collateral balances	$3,917,105	$4,134,513
Total certificate balances	3,920,099	4,136,316
Total mortgage servicing rights at fair value	21,371	30,940
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2013 or December 31, 2012, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	For the six months ended
	June 30, 2013		June 30, 2012
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$1,167,493	$127,733	$891,261	$154,425
Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the six months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$12,913	$—	$7,939	$—	$19,704	$—	$15,832	$—

5. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the six months ended June 30, 2013 and 2012 was approximately $166.0 million and $46.4 million, respectively. Income taxes paid for the six months ended June 30, 2013 and 2012 was $102.2 million and $9.1 million respectively.
6. Accounts Receivable
Accounts receivable consist primarily of advances made to nonconsolidated securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.

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
Accounts receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Servicer advances, net of purchase discount	$3,134,368	$2,800,690
Accrued servicing fees	100,676	90,231
Receivables from trusts	91,445	39,029
Reverse mortgage servicer advances	76,409	28,448
Accrued interest	5,374	3,801
Other	40,271	81,407
Total accounts receivable	$3,448,543	$3,043,606

In conjunction with Nationstar's June 2012 acquisition of mortgage servicing rights from Aurora Bank FSB and Aurora Loan Services LLC (collectively Aurora), the Company acquired approximately $1.7 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded an $81.8 million purchase discount. Nationstar accretes this purchase discount into interest income as the related servicer advances are recovered. During the three and six month periods ended June 30, 2013, the Company accreted $5.1 million and $11.2 million, respectively, of the purchase discount from recovered servicer advances. Nationstar did not record any accretion of purchase discount from recovered servicer advances during the three and six month periods ended June 30, 2012.

7. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under ASC 825, Financial Instruments. In addition, Nationstar as servicer may exercise certain rights on loans serviced for the Government National Mortgage Association (Ginnie Mae) to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. For any such loans that we have repurchased from Ginnie Mae pools that we intend to securitize or sell in the future, Nationstar has elected to measure these repurchased residential mortgage loans held for sale at fair value. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding forward sales commitments, calculated on an aggregate basis (see Note 15 – Fair Value Measurements). In connection with Nationstar's election to measure mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan origination fees, net of direct loan origination costs associated with these loans.

Mortgage loans held for sale consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans held for sale – unpaid principal balance	$4,028,029	$1,426,182
Mark-to-market adjustment	(9,788)	54,355
Total mortgage loans held for sale	$4,018,241	$1,480,537
Nationstar had $78.9 million mortgage loans held for sale on nonaccrual status at June 30, 2013 and no mortgage loans on a nonaccrual status at December 31, 2012. The majority of loans on nonaccrual status are in the process of modification and will be subject to sale to a GSE upon completion.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the six months ended
	June 30, 2013	June 30, 2012
Mortgage loans held for sale – beginning balance	$1,480,537	$458,626
Mortgage loans originated and purchased, net of fees	10,922,288	2,996,372
Proceeds on sale of and payments of mortgage loans held for sale	(8,383,274)	(2,615,590)
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and pending foreclosures	(1,310)	(1,502)
Mortgage loans held for sale – ending balance	$4,018,241	$837,906
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net
Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets, net principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
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
Mortgage loans held for investment, subject to nonrecourse debt—Legacy Assets, net as of the dates indicated include (in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net – unpaid principal balance	$359,752	$354,154
Transfer discount
Accretable	(18,389)	(19,749)
Non-accretable	(79,238)	(91,108)
Allowance for loan losses	(4,957)	(4,390)
Total mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net	$257,168	$238,907

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Accretable Yield
Balance at the beginning of the period	$19,749	$22,392
Additions	—	—
Accretion	(1,676)	(3,548)
Reclassifications from (to) nonaccretable discount	316	905
Disposals	—	—
Balance at the end of the period	$18,389	$19,749
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.9 million for the year ended December 31, 2012 and $0.3 million for the six months ended June 30, 2013. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment. Nationstar recorded provisions for loan losses of $0.9 million for the three months ended June 30, 2012, and $(0.2) million for the three months ended June 30, 2013. Nationstar recorded provisions for loan losses of $1.6 million for the six months ended June 30, 2012, and $0.7 million for the six months ended June 30, 2013 on the transferred loans to reflect this impairment.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net were as follows (in thousands) for the dates indicated:

	Six months ended June 30, 2013
	Performing	Non-Performing	Total
Balance at the beginning of the period	$771	$3,619	$4,390
Provision for loan losses	109	557	666
Charge-offs	(55)	(44)	(99)
Balance at the end of the period	$825	$4,132	$4,957
Ending balance – Collectively evaluated for impairment	$270,473	$89,279	$359,752

	Year ended December 31, 2012
	Performing	Non-Performing	Total
Balance at the beginning of the period	$1,641	$4,183	$5,824
Provision for loan losses	1,365	525	1,890
Recoveries on loans previously charged-off	—	—	—
Charge-offs	(2,235)	(1,089)	(3,324)
Balance at the end of the period	$771	$3,619	$4,390
Ending balance – Collectively evaluated for impairment	$260,219	$93,935	$354,154
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

	June 30, 2013	December 31, 2012
	(in thousands)
Credit Quality by Delinquency Status
Performing	$270,473	$260,219
Non-Performing	89,279	93,935
Total	$359,752	$354,154
Credit Quality by Loan-to-Value Ratio
Less than 60	$40,995	$39,436
Less than 70 and more than 60	16,455	16,581
Less than 80 and more than 70	26,244	20,890
Less than 90 and more than 80	29,586	27,988
Less than 100 and more than 90	33,728	32,570
Greater than 100	212,744	216,689
Total	$359,752	$354,154
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

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.

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
These advances include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of June 30, 2013 and December 31, 2012, Nationstar had $1.1 billion and $750.3 million, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include (in thousands):

	June 30, 2013	December 31, 2012
UPB of advances previously securitized by Nationstar	$821,947	$542,037
UPB of advances unsecuritized	264,725	208,699
Allowance for losses - reverse mortgage interests	(648)	(463)
Total reverse mortgage interests	$1,086,024	$750,273
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.2 million for the six months ended June 30, 2013 and $0.5 million for the year ended December 31, 2012.

8. Mortgage Servicing Rights (MSRs)
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
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	June 30, 2013	December 31, 2012
Discount rate	15.50%	18.11%
Total prepayment speeds	19.43%	22.42%
Expected weighted-average life	4.83 years	4.12 years
Credit losses	22.98%	24.68%
Interest Rate Sensitive MSRs	June 30, 2013	December 31, 2012
Discount rate	10.60%	10.62%
Total prepayment speeds	11.17%	17.08%
Expected weighted-average life	7.37 years	5.19 years
Credit losses	13.75%	11.09%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Fair value at the beginning of the period	$635,860	$251,050
Additions:
Servicing resulting from transfers of financial assets	81,329	58,607
Purchases of servicing assets	876,015	394,445
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	161,723	5,500
Other changes in fair value	(138,506)	(73,742)
Fair value at the end of the period	$1,616,421	$635,860
Unpaid principal balance of forward loans serviced for others
Credit sensitive loans	$206,668,105	$114,629,399
Interest sensitive loans	35,814,165	16,494,985
Total owned loans	$242,482,270	$131,124,384

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at June 30, 2013 and December 31, 2012 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2013
Mortgage servicing rights	$(41,262)	$(84,526)	$(109,632)	$(216,628)	$(116,434)	$(234,948)
December 31, 2012
Mortgage servicing rights	$(17,060)	$(34,419)	$(66,037)	$(124,995)	$(77,072)	$(157,433)

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
As of June 30, 2013, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.2 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of income and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates and the expected weighted average life. At June 30, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income.

The activity of MSRs carried at amortized cost is as follows for the dates indicated (in thousands):

	Six months ended		Year ended
	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$10,973	$83,238	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	12,415	89,800
Deductions:
Amortization/Accretion	(64)	(615)	(1,442)	(6,562)
Balance at end of the period	$10,909	$82,623	$10,973	$83,238
Total servicing and ancillary fees from Nationstar’s servicing portfolio (including subservicing) of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Servicing fees	$222,242	$85,754	$404,952	$146,731
Ancillary fees	36,986	23,580	73,857	49,538
Total servicing and ancillary fees	$259,228	$109,334	$478,809	$196,269

9. Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Loans subject to repurchase right from Ginnie Mae	$85,269	$72,156
Deferred financing costs	67,745	46,780
Goodwill and other intangibles	61,408	—
Real estate owned (REO), net	23,043	10,467
Receivables from affiliates	13,810	12,604
Prepaid expenses	17,365	6,083
Deferred tax asset (see Note 14)	—	23,737
Due from financial services companies	3,670	10,920
Deposits pending on mortgage servicing rights acquisitions	1,839	2,040
Other	1,617	8,146
Total other assets	$275,766	$192,933
For certain loans that Nationstar sold to the Government National Mortgage Association (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $85.3 million at June 30, 2013 and $72.2 million at December 31, 2012.
In January 2013, Nationstar acquired Equifax Settlement Services LLC (ESS) for a total purchase price of $12.5 million. In an initial purchase price allocation, Nationstar has recorded $7.5 million of goodwill and other intangible assets in other assets on its consolidated balance sheet.
Nationstar acquired Greenlight for an aggregate purchase price of $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance payable following the closing subject to certain contingencies. In its preliminary allocation, Nationstar has recorded $53.9 million of goodwill and other intangibles in other assets on its consolidated balance sheet.

10. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
MSR purchases payable including advances	$291,219	$14,243
Due to financial services companies	199,369	—
Reverse mortgage payables	139,780	103,068
Mortgage insurance premiums and reserves	92,987	77,967
Loans subject to repurchase from Ginnie Mae	85,269	72,156
Government sponsored entities	72,908	27,071
Accrued interest	52,548	31,938
Accrued bonus and payroll	48,660	58,083
Taxes	38,097	50,908
Repurchase reserves	27,228	18,511
Other payables and accrued liabilities	173,998	177,486
Total payables and accrued liabilities	$1,222,063	$631,431

11. Derivative Financial Instruments
Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in derivative financial instruments within the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held for sale.
Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sale commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of derivative financial instruments and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain on mortgage loans held for sale.
Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC 815 and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Subsequent changes in LPCs are recorded as a charge or credit to gain on mortgage loans held for sale.
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
Associated with Nationstar's derivatives $199.4 million in deposits from counterparties were received and $3.7 million provided to various counterparties as of June 30, 2013. These deposits are recorded in payables and accrued liabilities and other assets, respectively on the Company's consolidated balance sheet. At December 31, 2012, the margin call deposits were $10.9 million recorded in other assets.

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the three and six months ended June 30, 2013 and 2012.
The Effect of Derivative Instruments on the Statements of Income and Comprehensive Income

(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the three months ended June 30, 2013
Interest Rate Swap	$1,819	Interest Expense	$—	Interest Expense	$61
For the three months ended June 30, 2012
Interest Rate Swap	$(423)	Interest Expense	$—	Interest Expense	$—
For the six months ended June 30, 2013
Interest Rate Swap	$1,819	Interest Expense	$—	Interest Expense	$61
For the six months ended June 30, 2012
Interest Rate Swap	$(423)	Interest Expense	$—	Interest Expense	$—
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the six months ended June 30, 2013
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$172,911	$234	$213
ASSETS
IRLCs	2013	7,293,052	114,907	(40,992)
Forward MBS trades	2013	9,509,292	259,724	246,587
LPCs	2013	447,174	5,602	4,349
Interest rate swaps and caps	2018	544,000	2,977	61
LIABILITIES
IRLCs	2013	2,210,962	23,992	(23,992)
Interest rate swaps and caps (1)	—	—	—	1,576
Interest rate swaps on ABS debt	2013-2017	631,831	1,426	420
Forward MBS trades	2013	1,709,358	9,012	2,962
LPCs	2013	576,181	12,315	(12,229)

For the year ended December 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$445	$21	$(613)
ASSETS
IRLCs	2013	4,921,963	150,048	138,746
Forward MBS trades	2013	977,900	888	888
LPCs	2013	112,624	1,253	1,253
LIABILITIES
Interest rate swaps and caps	2013-2015	726,168	6,120	420
Interest rate swaps on ABS debt	2013-2017	654,192	1,846	(1,414)
Forward MBS trades	2013	3,964,721	11,974	(6,144)
LPCs	2013	78,839	86	(86)

(1)	In January and June 2013, Nationstar terminated these interest rate swaps.

12. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	June 30, 2013		December 31, 2012
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$425,930	$479,875	$185,817	$206,622
Securities repurchase facility (2011)	11,620	55,603	11,774	55,603
2010-ABS advance financing facility	—	—	194,833	233,208
Nationstar Agency advance financing facility	878,378	935,959	476,091	549,284
MSR note	1,851	10,066	4,627	12,328
2012-AW agency advance financing facility	—	—	100,000	135,343
2012-C ABS advance financing facility	—	—	657,027	742,238
2012-R ABS advance financing facility	—	—	374,739	428,758
2012-W ABS advance financing facility	—	—	492,235	566,332
Reverse participations financing facility	84,966	103,062	65,943	76,455
MBS advance financing facility 2012	55,163	119,564	—	—
Nationstar Mortgage Advance Receivable Trust	1,424,469	1,569,878	—	—
Originations Segment Notes Payable
$750 million warehouse facility	751,893	810,489	245,287	285,281
$600 million warehouse facility	540,101	586,488	224,790	241,867
$1.0 billion warehouse facility	972,733	1,036,874	356,104	371,836
$300 million warehouse facility	241,542	259,179	87,747	91,403
$400 million warehouse facility	380,449	465,474	—	—
ASAP+ facility	399,842	415,468	124,572	124,596
Total notes payable	$6,168,937	$6,847,979	$3,601,586	$4,121,154
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $775.0 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is December 2013.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of June 30, 2013, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
2010-ABS advance financing facility - In November 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility had the capacity to purchase up to $300.0 million of advance receivables. The interest rate was based on LIBOR plus a spread of 3.00%. This debt was nonrecourse to Nationstar. The maturity date of this facility was May 2014. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
Nationstar Agency advance financing facility - In January 2013, Nationstar amended and restated the Agency Advance Financing Facility with a financial institution. This facility has a variable funding note (VFN) with the capacity to borrow up to

$900.0 million and the interest rate is based on LIBOR plus a spread of 1.20% to 3.75% depending upon the class of the note. The maturity date of the VFN is October 2013. Nationstar also issued $300.0 million in term notes to institutional investors. The notes have a weighted average interest rate of 1.46% and a weighted average term of 3 years. The VFN and the term notes are secured by servicing advance receivables and the financing is nonrecourse to Nationstar.
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
2012-AW Agency advance financing facility - In June 2012, Nationstar executed the 2012-AW Agency Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $100.0 million and the interest rate was based on LIBOR plus a spread of 2.50%. The maturity date of this facility was June 2013. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on January 31, 2013 at which time all outstanding balances had been repaid.
2012-C ABS advance financing facility - In June 2012, Nationstar executed the 2012-C ABS Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $700.0 million and the interest rate was based on LIBOR plus a spread of 3.25% to 4.25%. The maturity date of this facility was November 2013. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $400.0 million and the interest rate was based on LIBOR plus a spread of 3.37% to 8.00%. The maturity date of this facility was June 2014. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
2012-W ABS advance financing facility - In June 2012, Nationstar executed the 2012-W ABS Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $500.0 million and the interest rate was based on LIBOR plus a spread of 3.75%. The maturity date of this facility was June 2013. This facility was secured by servicing advance receivables and is nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
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
MBS advance financing facility (2012) - In December 2012, Nationstar executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $250.0 million. The interest rate is LIBOR plus a spread of 3.00%. The maturity date of this facility is January 2014. This facility is secured by servicing advance receivables.

Nationstar Mortgage Advance Receivable Trust - In June 2013, Nationstar created an advance receivables trust with a number of financial institutions. This trust has variable funding notes (VFNs) with the capacity to borrow up to $1.075. billion The interest rate on this financial instrument is based on LIBOR plus a spread of 1.15% to 5.30% depending on the class of the note. The maturity date of the VFN June 2014. Nationstar also issued $1.0 billion of term notes to institutional investors. The notes have an average interest rate of 3.26% and the notes mature in June 2014, June 2016 and June 2018. The VFN and the term notes are secured by servicing advance receivables and the financing is nonrecourse to Nationstar.

Originations Segment Notes Payable
$750 million warehouse facility - Nationstar executed a MRA with a financial institution, which will expire in January 2014. This facility has a committed amount of $1.25 billion until October 7, 2013, and $750.0 million thereafter. The MRA states that from time to time Nationstar may enter in transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50% which varies based on the underlying transferred collateral.
$600 million warehouse facility - Nationstar has a MRA with a financial services company, as amended, which will expire in April 2014. The facility has a committed amount of $300.0 million and an uncommitted amount of $300.0 million that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 0.75% to 3.50% which varies based on the underlying transferred collateral.
$1.0 billion warehouse facility - Nationstar has a MRA with a financial institution, which will expire in September 2013. This facility has a committed amount of $1.0 billion up until July 18, 2013, and $1.25 billion thereafter. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate based on LIBOR plus a spread of 2.25% to 3.25%, which varies based on the underlying transferred collateral.
$300 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $300.0 million. The MRA was increased to $500.0 million as of July 29, 2013, of which $300.0 million is committed and $200.0 million is uncommitted. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%.
$400 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $650.0 million until August 12, 2013, and $400.0 million thereafter. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50% to 4.25% which varies based on the underlying transferred collateral.
$75 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate based on LIBOR plus a spread of 3.75 to 4.25%which varies based on the underlying transferred collateral.
ASAP + facility - Nationstar has executed As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.

Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	June 30, 2013	December 31, 2012
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$282,415	$281,676
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	379,763	380,232
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,680	400,727
$600 million face value, 6.500%, interest rate payable semi-annually, due July 2021	606,305	—
$300 million face value, 6.500%, interest rate payable semi-annually, due June 2022	300,000	—
Total	$1,969,163	$1,062,635
In February 2013, Nationstar completed the offering of $400.0 million of unsecured senior notes, with a maturity date of July 2021. These notes were issued at par. In March 2013, Nationstar completed an additional offering of $200.0 million of the unsecured senior notes due July 2021. These notes were issued with an issue premium of $6.5 million for net cash proceeds before issuance costs of $606.5 million. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were originally issued in a private placement and were subsequently registered under the Securities Act of 1933, as amended.
In May 2013, Nationstar completed the offering of $300.0 million of unsecured senior notes, with a maturity date of June 2022. These notes were issued at par. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act of 1933, as amended.
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
As of June 30, 2013, the expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2014	$—
2015	285,000
2016	—
2017	—
2018	—
Thereafter	1,675,000
Total	$1,960,000
Legacy Asset and Other Financing
Nonrecourse Debt–Legacy Assets

In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $95.7 million and $100.6 million at June 30, 2013, and December 31, 2012, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $319.2 million and $336.9 million at June 30, 2013 and December 31, 2012, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $111.3 million and $117.1 million at June 30, 2013 and December 31, 2012, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings with certain entities formed by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.
Nationstar retains all ancillary income associated with servicing the Portfolios and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions. New Residential has no prior or ongoing obligations associated with the Portfolios.
Contemporaneous with the above, Nationstar entered into refinanced loan agreements with New Residential. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

Nationstar has elected fair value accounting for these financing agreements.The total carrying amount of the outstanding excess spread financing agreements was $570.5 million and $288.1 million at June 30, 2013 and December 31, 2012, respectively.

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2013
Excess spread financing	$18,040	$37,221	$46,023	$65,226	$13,602	$23,209
December 31, 2012
Excess spread financing	$7,978	$16,404	$10,654	$22,240	$5,538	$11,075

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
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 7.17%. The participating interest financing was $880.2 million and $580.8 million at June 30, 2013 and December 31, 2012, respectively.
Financial Covenants
As of June 30, 2013, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

13. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Servicing	$58,880	$19,324	$106,652	$30,403
Legal and professional fees	18,490	9,465	35,823	14,567
Outsourcing	15,981	1,932	35,498	3,988
Appraisal	12,028	444	16,812	489
Advertising	10,373	1,305	12,485	2,047
Loan processing charges	9,018	1,779	15,798	2,799
Depreciation and amortization	5,790	1,854	9,691	3,385
Other	28,522	10,307	51,965	17,844
Total general and administrative expenses	$159,082	$46,410	$284,724	$75,522

14. Income Taxes
Income tax expense was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Tax expense	$75,669	$12,780	$114,046	$15,925

Effective tax rate	38.0%	26.05%	38.0%	15.55%

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
The Company had a net deferred liability of $25.1 million at June 30, 2013 and a net deferred tax asset of $23.7 million at December 31, 2012. A valuation allowance of $45.6 million was recorded against deferred tax assets at June 30, 2013 and December 31, 2012 as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

15. Fair Value Measurements
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
Mortgage Servicing Rights – Fair Value – Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, and credit losses. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Derivative Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of related mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures.
Notes Payable – Notes payable consists of outstanding borrowings on Nationstar's warehouse and advance financing facilities. As the underlying warehouse and advance finance facilities bear interest at rates that are periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheet approximates fair value. Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2013 being mortgage prepayment speeds of 12.5%, average life of 4.8 years, and discount rate of 13.1%. Key assumptions at December 31, 2012, were mortgage prepayment speeds of 14.0%, average life of 4.2 years and discount rate of 15.0%. Changes in fair value to the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate
For the six months ended June 30, 2013
Low	8.0%	3.5 years	10.1%
High	17.7%	6.1 years	15.4%
For the year ended December 31, 2012
Low	9.4%	3.0 years	13.6%
High	22.4%	4.5 years	15.5%
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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		June 30, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$4,018,241	$—	$4,018,241	$—
Mortgage servicing rights – fair value(1)	1,616,421	—	—	1,616,421
Other assets:
IRLCs	114,907	—	114,907	—
Forward MBS trades	259,724	—	259,724	—
LPCs	5,602	—	5,602	—
Interest rate swaps and caps	2,977	—	2,977	—
Total assets	$6,017,872	$—	$4,401,451	$1,616,421
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$23,992	$—	$23,992	$—
Interest rate swaps on ABS debt	1,426	—	1,426	—
Forward MBS trades	9,012	—	9,012	—
LPCs	12,315	—	12,315	—
Excess spread financing (at fair value)	570,497	—	—	570,497
Total liabilities	$617,242	$—	$46,745	$570,497
		December 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,480,537	$—	$1,480,537	$—
Mortgage servicing rights – fair value(1)	635,860	—	—	635,860
Other assets:
IRLCs	150,048	—	150,048	—
Forward MBS trades	888	—	888	—
LPCs	1,253	—	1,253	—
Total assets	$2,268,586	$—	$1,632,726	$635,860
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,120	$—	$6,120	$—
Interest rate swaps on ABS debt	1,846	—	1,846	—
Forward MBS trades	11,974		11,974
LPCs	86	—	86	—
Excess spread financing (at fair value)	288,089	—	—	288,089
Total liabilities	$308,115	$—	$20,026	$288,089

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended June 30, 2013	Mortgage servicing rights	Excess spread financing
Beginning balance	1,289,643	498,906
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	32,876	23,781
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	243,841	—
Issuances	50,061	75,148
Sales	—	—
Settlements	—	(27,338)
Ending balance	1,616,421	570,497

	ASSETS	LIABILITIES
For the six months ended June 30, 2013	Mortgage servicing rights	Excess spread financing
Beginning balance	$635,860	$288,089
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	23,217	47,672
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	876,015	—
Issuances	81,329	282,729
Sales	—	—
Settlements	—	(47,993)
Ending balance	$1,616,421	$570,497

	ASSETS	LIABILITIES
For the year ended December 31, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(68,242)	10,683
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	394,445	—
Issuances	58,607	272,676
Sales	—	—
Settlements	—	(39,865)
Ending balance	$635,860	$288,089

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended June 30, 2013
Assets
REO(1)	$—	$—	$23,043	$23,043	$(2,107)
Total assets	$—	$—	$23,043	$23,043	$(2,107)
Six months ended June 30, 2013
Assets
REO(1)	$—	$—	$23,043	$23,043	$(3,199)
Total assets	$—	$—	$23,043	$23,043	$(3,199)
Year ended December 31, 2012
Assets
REO(1)	$—	$—	$10,467	$10,467	$(2,864)
Total assets	$—	$—	$10,467	$10,467	$(2,864)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	June 30, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$385,938	$385,938	$—	$—
Restricted cash	405,462	405,462	—	—
Mortgage loans held for sale	4,018,241	—	4,018,241	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	257,168	—	—	197,011
Reverse mortgage interests	1,086,024	—	1,092,753	—
Derivative financial instruments	383,210	—	383,210	—
Financial liabilities:
Notes payable	6,168,937	—	—	6,168,937
Unsecured senior notes	1,969,163	2,020,060	—	—
Derivative financial instruments	46,745	—	46,745	—
Nonrecourse debt - Legacy assets	95,729	—	—	97,154
Excess spread financing	570,497	—	—	570,497
Participating interest financing	880,234	—	880,538	—
	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,649	$152,649	$—	$—
Restricted cash	393,190	393,190	—	—
Mortgage loans held for sale	1,480,537	—	1,480,537	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	238,907	—	—	220,755
Reverse mortgage interests	750,273	—	805,650	—
Derivative financial instruments	152,189	—	152,189	—
Financial liabilities:
Notes payable	3,601,586	—	—	3,601,586
Unsecured senior notes	1,062,635	1,151,997	—	—
Derivative financial instruments	20,026	—	20,026	—
Nonrecourse debt - Legacy assets	100,620	—	—	102,492
Excess spread financing	288,089	—	—	288,089
Participating interest financing	580,836	—	593,741	—

16. Share-Based Compensation
Share-based compensation is recognized in accordance with ASC 718, Compensation-Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management of 1,191,117 shares and also to non-employee directors of

85,716 shares. As permitted under the 2012 plan, certain participants surrendered a portion of their Nationstar Inc. common stock to Nationstar Inc. in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, 163,087 shares of Nationstar Inc. common shares are held in treasury at their cost of $6.6 million.
The following table summarizes information about our restricted stock as of June 30, 2013 under the 2012 Plan (shares in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted stock granted in conjunction with the initial public offering in March 2012	1,277	$14.00	1.7
Grants issued subsequent to public offering	69	$29.95	1.9
Forfeited	(53)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	299	$37.60	2.7
Forfeited	(24)
Shares surrendered to treasury to pay taxes	(163)
Restricted stock outstanding at June 30, 2013	1,405
Restricted stock unvested and expected to vest	921
Restricted stock vested and payable at June 30, 2013	—
The following table summarizes the expected future vesting schedule of the restricted stock grants (in thousands):

	2013	2014	2015	2016
Restricted stock expected to vest	15	413	413	81
In addition to the 2012 Plan, Nationstar management also had interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants surrendered a portion of their Nationstar Inc. common stock to Nationstar in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar holds 212,156 shares of Nationstar Inc. common shares at their cost of $4.6 million. These shares are reflected in Nationstar Inc.'s consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares are expected to be held by Nationstar until they can be distributed to Nationstar Inc.
Total compensation expense, net of forfeitures, for the 2012 Plan for the three and six months ended June 30, 2013 was $2.7 million and $5.7 million, respectively. Total compensation expense, net of forfeitures, for the 2012 Plan and the predecessor plan recognized for the three and six months ended June 30, 2012 was $5.6 million and $8.0 million, respectively. Nationstar expects to recognize $4.8 million of compensation expense in the last six months of 2013, $5.0 million in 2014, $1.6 million in 2015 and $0.2 million in 2016.

17. Earnings Per Share

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

18. Capital Requirements
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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $719.7 million. As of June 30, 2013, Nationstar was in compliance with its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $400.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2013, Nationstar was in compliance with these minimum tangible net worth requirements.
19. Commitments and Contingencies
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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $4.4 million and $8.0 million were included in general and administrative expense on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013, respectively, and $4.6 million and $6.2 million for the three and six months ended June 30, 2012, respectively, were included in general and administrative expense on the consolidated statements of income and comprehensive income.

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

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 11 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $28.2 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At June 30, 2013, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.4 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies
In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At June 30, 2013 and December 31, 2012, Nationstar has estimated no liability under this agreement.

20. Business Segment Reporting
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
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended June 30, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$284,555	$—	$284,555	$387	$(21,633)	$263,309
Other fee income	50,388	7,466	57,854	(59)	—	57,795
Total fee income	334,943	7,466	342,409	328	(21,633)	321,104
Gain/(loss) on mortgage loans held for sale	(87)	261,233	261,146	193	21,222	282,561
Total revenues	334,856	268,699	603,555	521	(411)	603,665
Total expenses and impairments	183,958	149,117	333,075	6,776	—	339,851
Other income (expense):
Interest income	21,842	26,908	48,750	3,276	411	52,437
Interest expense	(87,993)	(25,215)	(113,208)	(4,703)	—	(117,911)
Gain on interest rate swaps and caps	577	—	577	212	—	789
Total other income (expense)	(65,574)	1,693	(63,881)	(1,215)	411	(64,685)
Income (loss) before taxes	$85,324	$121,275	$206,599	$(7,470)	$—	$199,129
Depreciation and amortization	$3,423	$1,767	$5,190	$600	$—	$5,790
Total assets	7,019,100	4,623,859	11,642,959	345,422	—	11,988,381

	Three months ended June 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$88,161	$—	$88,161	$620	$(454)	$88,327
Other fee income	6,446	5,739	12,185	(98)		12,087
Total fee income	94,607	5,739	100,346	522	(454)	100,414
Gain on mortgage loans held for sale	—	102,335	102,335	—	10	102,345
Total revenues	94,607	108,074	202,681	522	(444)	202,759
Total expenses and impairments	73,656	47,980	121,636	8,726	10	130,372
Other income (expense):
Interest income	3,002	5,017	8,019	4,942	454	13,415
Interest expense	(28,295)	(4,014)	(32,309)	(3,604)	—	(35,913)
Loss on equity method investment	(477)	—	(477)	—	—	(477)
Gain (loss) on interest rate swaps and caps	150	—	150	(507)	—	(357)
Total other income (expense)	(25,620)	1,003	(24,617)	831	454	(23,332)
Income (loss) before taxes	$(4,669)	$61,097	$56,428	$(7,373)	$—	$49,055
Depreciation and amortization	$1,238	$520	$1,758	$96	$—	$1,854
Total assets	3,553,883	1,071,251	4,625,134	271,096	—	4,896,230

	Six months ended June 30, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$491,015	$—	$491,015	$942	$(31,052)	$460,905
Other fee income	89,453	13,362	102,815	(141)	—	102,674
Total fee income	580,468	13,362	593,830	801	(31,052)	563,579
Gain/(loss) on mortgage loans held for sale	(185)	441,026	440,841	101	30,206	471,148
Total revenues	580,283	454,388	1,034,671	902	(846)	1,034,727
Total expenses and impairments	331,567	261,019	592,586	15,836	—	608,422
Other income (expense):
Interest income	35,222	37,887	73,109	8,090	846	82,045
Interest expense	(159,314)	(41,974)	(201,288)	(8,997)	—	(210,285)
Gain on interest rate swaps and caps	1,372	—	1,372	685	—	2,057
Total other income (expense)	(122,720)	(4,087)	(126,807)	(222)	846	(126,183)
Income (loss) before taxes	$125,996	$189,282	$315,278	$(15,156)	$—	$300,122
Depreciation and amortization	$5,971	$2,747	$8,718	$973	$—	$9,691
Total assets	7,019,100	4,623,859	11,642,959	345,422	—	11,988,381

	Six months ended June 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$174,201	$—	$174,201	$1,237	$(921)	$174,517
Other fee income	13,865	5,720	19,585	(128)	—	19,457
Total fee income	188,066	5,720	193,786	1,109	(921)	193,974
Gain on mortgage loans held for sale	—	172,835	172,835	—	22	172,857
Total revenues	188,066	178,555	366,621	1,109	(899)	366,831
Total expenses and impairments	132,886	76,454	209,340	17,609	—	226,949
Other income (expense):
Interest income	5,387	8,558	13,945	9,750	921	24,616
Interest expense	(45,223)	(7,791)	(53,014)	(7,857)	(22)	(60,893)
Loss on equity method investment	(594)	—	(594)	—	—	(594)
Gain (loss) on interest rate swaps and caps	188	—	188	(813)	—	(625)
Total other income (expense)	(40,242)	767	(39,475)	1,080	899	(37,496)
Income (loss) before taxes	$14,938	$102,868	$117,806	$(15,420)	$—	$102,386
Depreciation and amortization	$2,098	$903	$3,001	$384	$—	$3,385
Total assets	3,553,883	1,071,251	4,625,134	271,096	—	4,896,230

21. Guarantor Financial Statement Information
As of June 30, 2013, Nationstar and Nationstar Capital Corporation have issued $2.0 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET June 30, 2013 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$374,194	$1,892	$9,852	$—	$385,938
Restricted cash	—	240,174	7,124	158,164	—	405,462
Accounts receivable	—	3,428,486	19,140	917	—	3,448,543
Mortgage loans held for sale	—	4,018,241	—	—	—	4,018,241
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	37,531	—	219,637	—	257,168
Reverse mortgage interests	—	1,086,024	—	—	—	1,086,024
Mortgage servicing rights	—	1,627,330	—	—	—	1,627,330
Investment in subsidiaries	927,480	181,905	—	—	(1,109,385)	—
Property and equipment, net	—	98,853	1,242	604	—	100,699
Derivative financial instruments	—	380,233	—	2,977	—	383,210
Other assets	31,464	249,787	134,140	2,041,363	(2,180,988)	275,766
Total assets	$958,944	$11,722,758	$163,538	$2,433,514	$(3,290,373)	$11,988,381
Liabilities and stockholders’ equity
Notes payable	$—	$3,866,090	$—	$2,302,847	$—	$6,168,937
Unsecured senior notes	—	1,969,163	—	—	—	1,969,163
Payables and accrued liabilities	—	1,236,957	12,965	3,606	(31,465)	1,222,063
Payables to affiliates	6,554	2,142,969	—	—	(2,149,523)	—
Derivative financial instruments	—	46,745	—	—	—	46,745
Mortgage servicing liability	—	82,623	—	—	—	82,623
Nonrecourse debt–Legacy Assets	—	—	—	95,729	—	95,729
Excess spread financing - at fair value	—	570,497	—	—	—	570,497
Participating interest financing	—	880,234	—	—	—	880,234
Total liabilities	6,554	10,795,278	12,965	2,402,182	(2,180,988)	11,035,991
Total equity	952,390	927,480	150,573	31,332	(1,109,385)	952,390
Total liabilities and equity	$958,944	$11,722,758	$163,538	$2,433,514	$(3,290,373)	$11,988,381

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$284,942	$—	$—	$(21,633)	$263,309
Other fee income	—	8,162	49,494	139	—	57,795
Total fee income	—	293,104	49,494	139	(21,633)	321,104
Gain on mortgage loans held for sale	—	261,339	—	—	21,222	282,561
Total Revenues	—	554,443	49,494	139	(411)	603,665
Expenses and impairments:
Salaries, wages and benefits	—	160,066	11,564	—	—	171,630
General and administrative	—	141,456	17,573	53	—	159,082
Provision for loan losses	—	—	—	(249)	—	(249)
Loss on foreclosed real estate and other	—	3,771	—	(1,664)	—	2,107
Occupancy	—	7,017	264	—	—	7,281
Total expenses and impairments	—	312,310	29,401	(1,860)	—	339,851
Other income (expense):
Interest income	—	48,260	—	3,766	411	52,437
Interest expense	—	(96,916)	—	(20,995)	—	(117,911)
Gain/(Loss) on interest rate swaps and caps	—	157	—	632	—	789
Gain/(loss) from subsidiaries	123,460	5,495	—	—	(128,955)	—
Total other income (expense)	123,460	(43,004)	—	(16,597)	(128,544)	(64,685)
Income before taxes	123,460	199,129	20,093	(14,598)	(128,955)	199,129
Income tax expense/(benefit)	—	75,669	—	—	—	75,669
Net income/(loss)	123,460	123,460	20,093	(14,598)	(128,955)	123,460
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	1,819	—	1,819
Comprehensive income / (loss)	$123,460	$123,460	$20,093	$(12,779)	$(128,955)	$125,279

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$491,957	$—	$—	$(31,052)	$460,905
Other fee income	—	14,396	88,011	267	—	102,674
Total fee income	—	506,353	88,011	267	(31,052)	563,579
Gain on mortgage loans held for sale	—	440,942	—	—	30,206	471,148
Total Revenues	—	947,295	88,011	267	(846)	1,034,727
Expenses and impairments:
Salaries, wages and benefits	—	288,654	17,963	—	—	306,617
General and administrative	—	257,859	26,812	53	—	284,724
Provision for loan losses	—	—	—	666	—	666
Loss on foreclosed real estate and other	—	4,067	—	(868)	—	3,199
Occupancy	—	12,801	415	—	—	13,216
Total expenses and impairments	—	563,381	45,190	(149)	—	608,422
Other income (expense):
Interest income	—	73,684	—	7,515	846	82,045
Interest expense	—	(166,524)	—	(43,761)	—	(210,285)
Gain/(Loss) on interest rate swaps and caps	—	420	—	1,637	—	2,057
Gain/(loss) from subsidiaries	186,076	8,628	—	—	(194,704)	—
Total other income (expense)	186,076	(83,792)	—	(34,609)	(193,858)	(126,183)
Income before taxes	186,076	300,122	42,821	(34,193)	(194,704)	300,122
Income tax expense/(benefit)	—	114,046	—	—	—	114,046
Net income/(loss) and comprehensive income/(loss)	186,076	186,076	42,821	(34,193)	(194,704)	186,076
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	1,819	—	1,819
Comprehensive income / (loss)	$186,076	$186,076	$42,821	$(32,374)	$(194,704)	$187,895

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$186,076	$186,076	$42,821	$(34,193)	$(194,704)	$186,076
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(186,076)	(8,628)	—	—	194,704	—
Share-based compensation	—	5,717	—	—	—	5,717
Provision for loan losses	—	—	—	666	—	666
Loss on foreclosed real estate and other	—	4,067	—	(868)	—	3,199
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	1,426	—	(3,483)	—	(2,057)
Fair value changes in excess spread financing	—	47,672	—	—	—	47,672
Depreciation and amortization	—	9,408	242	41	—	9,691
Change in fair value of mortgage servicing rights	—	(23,767)	—	—	—	(23,767)
Amortization (accretion) of premiums/discounts	—	21,159	—	(1,141)	—	20,018
Gain on mortgage loans held for sale	—	(440,942)	—	—	(30,206)	(471,148)
Mortgage loans originated and purchased, net of fees	—	(10,948,657)	—	—	—	(10,948,657)
Proceeds on sale of and payments of mortgage loans held for sale	—	8,569,491	—	5,858	30,206	8,605,555
Net tax effect of stock grants	(2,660)	—	—	—	—	(2,660)
Cash settlement on derivative financial instruments	—	—	—	(4,544)	—	(4,544)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	388,358	(17,314)	197	—	371,241
Receivables from/(payables to) affiliates	—	79,203	—	—	(79,203)	—
Reverse mortgage funded advances	—	(320,692)	—	—	—	(320,692)
Other assets	(2,690)	(58,276)	(27,638)	(43,739)	103,085	(29,258)
Payable and accrued liabilities	9,244	326,782	11,150	223	(23,882)	323,517
Net cash provided by/(used in) operating activities	3,894	(2,161,603)	9,261	(80,983)	—	(2,229,431)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(30,094)	(649)	(645)	—	(31,388)
Deposit on reverse mortgage servicing rights, net	—	(15,059)	—	—	—	(15,059)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(959,703)	—	—	—	(959,703)
Loan repurchases from Ginnie Mae	—	(20,806)	—	—	—	(20,806)
Proceeds from sales of REO	—	39,194	—	—	—	39,194
Business Acquisition		(78,200)				(78,200)
Net cash used in investing activities	—	(1,064,668)	(649)	(645)	—	(1,065,962)
Financing activities:
Issuance of Senior Unsecured Notes	—	894,269	—	—	—	894,269
Transfers to/from restricted cash	—	(94,517)	(7,121)	89,366	—	(12,272)
Due to financial services companies	—	199,369	—	—	—	199,369
Issuance of participating interest financing	—	304,171	—	—	—	304,171
Issuance of excess spread financing	—	330,862	—	—	—	330,862
Increase (decrease) in notes payable, net	—	1,874,559	—	7,818	—	1,882,377
Repayment of nonrecourse debt–Legacy assets	—	—	—	(5,704)	—	(5,704)
Repayment of excess servicing spread financing	—	(47,602)	—	—	—	(47,602)
Debt financing costs	—	(17,884)	—	—	—	(17,884)
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Contributions from joint venture members to noncontrolling interests	—	4,990	—	—	—	4,990
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Net cash provided by/(used in) financing activities	(3,894)	3,448,217	(7,121)	91,480	—	3,528,682
Net increase/(decrease) in cash	—	221,946	1,491	9,852	—	233,289
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$374,194	$1,892	$9,852	$—	$385,938

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$152,248	$401	$—	$—	$152,649
Restricted cash	—	145,657	3	247,530	—	393,190
Accounts receivable	—	3,040,666	1,826	1,114	—	3,043,606
Mortgage loans held for sale	—	1,480,537	—	—	—	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	14,700	—	224,207	—	238,907
Reverse mortgage interests	—	750,273	—	—	—	750,273
Mortgage servicing rights	—	646,833	—	—	—	646,833
Investment in subsidiaries	728,908	149,188	—	—	(878,096)	—
Property and equipment, net	—	74,191	835	—	—	75,026
Derivative financial instruments	—	152,189	—	—	—	152,189
Other assets	28,774	159,976	94,202	1,987,883	(2,077,902)	192,933
Total assets	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143
Liabilities and members’ equity
Notes payable	$—	$1,306,557	$—	$2,295,029	$—	$3,601,586
Unsecured senior notes	—	1,062,635	—	—	—	1,062,635
Payables and accrued liabilities	—	640,369	1,815	3,383	(14,136)	631,431
Payables to affiliates	—	2,063,766	—	—	(2,063,766)	—
Derivative financial instruments	—	12,060	—	7,966		20,026
Mortgage servicing liability	—	83,238	—	—	—	83,238
Nonrecourse debt–Legacy Assets	—	—	—	100,620	—	100,620
Excess spread financing – fair value	—	288,089	—	—	—	288,089
Participating interest financing	—	580,836	—	—	—	580,836
Total liabilities	—	6,037,550	1,815	2,406,998	(2,077,902)	6,368,461
Total equity	757,682	728,908	95,452	53,736	(878,096)	757,682
Total liabilities and equity	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$86,328	$—	$2,453	$(454)	$88,327
Other fee income	—	5,459	6,511	117	—	12,087
Total fee income	—	91,787	6,511	2,570	(454)	100,414
Gain on mortgage loans held for sale	—	102,345	—	—	—	102,345
Total revenues	—	194,132	6,511	2,570	(454)	202,759
Expenses and impairments:
Salaries, wages and benefits	—	76,005	2,742	—	—	78,747
General and administrative	—	43,173	811	2,426	—	46,410
Provision for loan losses	—	(461)	—	1,316	—	855
Loss on foreclosed real estate	—	124	—	1,366	—	1,490
Occupancy	—	2,870	—	—	—	2,870
Total expenses and impairments	—	121,711	3,553	5,108	—	130,372
Other income / (expense):
Interest income	—	7,667	—	5,294	454	13,415
Interest expense	—	(28,637)	—	(7,276)	—	(35,913)
Loss on equity method investments	—	(477)	—	—	—	(477)
Gain/(loss) on interest rate swaps and caps	—	(506)	—	149	—	(357)
Gain / (loss) from subsidiaries	32,602	(1,448)	—	—	(31,154)	—
Total other income / (expense)	32,602	(23,401)	—	(1,833)	(30,700)	(23,332)
Income before taxes	32,602	49,020	2,958	(4,371)	(31,154)	49,055
Income tax (expense)/benefit	3,673	(16,418)	(5)	(30)	—	(12,780)
Net income	36,275	32,602	2,953	(4,401)	(31,154)	36,275
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Comprehensive income / (loss)	$36,275	$32,602	$2,953	$(4,824)	$(31,154)	$35,852

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$170,499	$—	$4,939	$(921)	$174,517
Other fee income	—	5,576	13,649	232	—	19,457
Total fee income	—	176,075	13,649	5,171	(921)	193,974
Gain on mortgage loans held for sale	—	172,857	—	—	—	172,857
Total revenues	—	348,932	13,649	5,171	(921)	366,831
Expenses and impairments:
Salaries, wages and benefits	—	135,588	4,824	—	—	140,412
General and administrative	—	69,199	1,377	4,946	—	75,522
Provision for loan losses	—	—	—	1,608	—	1,608
Loss on foreclosed real estate	—	124	—	3,631	—	3,755
Occupancy	—	5,652	—	—	—	5,652
Total expenses and impairments	—	210,563	6,201	10,185	—	226,949
Other income / (expense):
Interest income	—	13,554	—	10,141	921	24,616
Interest expense	—	(46,832)	—	(14,061)	—	(60,893)
Loss on equity method investments	—	(594)	—	—	—	(594)
Gain/(loss) on interest rate swaps and caps	—	(812)	—	187	—	(625)
Gain / (loss) from subsidiaries	64,660	(1,334)	—	—	(63,326)	—
Total other income / (expense)	64,660	(36,018)	—	(3,733)	(62,405)	(37,496)
Income before taxes	64,660	102,351	7,448	(8,747)	(63,326)	102,386
Income tax (expense)/benefit	21,801	(37,691)	(5)	(30)	—	(15,925)
Net income / (loss)	86,461	64,660	7,443	(8,777)	(63,326)	86,461
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Comprehensive income / (loss)	$86,461	$64,660	$7,443	$(9,200)	$(63,326)	$86,038

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$86,461	$64,660	$7,443	$(8,777)	$(63,326)	$86,461
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:	—
(Gain)/loss from subsidiaries	(64,660)	1,334	—	—	63,326	—
Share-based compensation	—	8,030	—	—	—	8,030
Provision for loan losses	—	—	—	1,608	—	1,608
(Gain)/loss on sale of mortgage loans	—	(172,857)	—	—	—	(172,857)
Loss on foreclosed real estate and other	—	124	—	3,631	—	3,755
Loss on equity method investments	—	594	—	—	—	594
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	812	—	(187)	—	625
Fair value changes in excess spread financing	—	7,263	—	—	—	7,263
Depreciation and amortization	—	3,385	—	—	—	3,385
Fair value changes in mortgage servicing rights	—	20,380	—	—	—	20,380
Amortization/accretion of mortgage servicing rights at amortized cost	—	(624)	—	—	—	(624)
Amortization (accretion) of premiums/discounts	—	7,414	—	(1,563)	—	5,851
Mortgage loans originated and purchased, net of fees	—	(2,996,372)	—	—	—	(2,996,372)
Proceeds on sale of and payments of mortgage loans held for sale	—	2,723,337	—	1,033	—	2,724,370
Changes in assets and liabilities:					—	—
Accounts receivable, including servicing advances, net	—	(340,581)	(188)	279,273	195	(61,301)
Reverse mortgage funded advances	—	(220,788)	—	—	—	(220,788)
Other assets	(27,498)	1,462,842	(7,181)	(1,533,832)	24,647	(81,022)
Payable and accrued liabilities	2,847	337,788	—	(1,776)	(24,842)	314,017
Net cash provided by/(used in) operating activities	(2,850)	906,741	74	(1,260,590)	—	(356,625)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(8,102)	—	—	—	(8,102)
Cash proceeds from assumption of reverse mortgage servicing rights, net		11,852	—	—	—	11,852
Deposit on/purchase of forward mortgage servicing rights, net of liabilities incurred	—	(1,979,836)	—	—	—	(1,979,836)
Loan repurchases from Ginnie Mae	—	(4,464)	—	—	—	(4,464)
Proceeds from sales of REO	—	6,764	—	5,133	—	11,897
Net cash provided by/(used in) investing activities	—	(1,973,786)	—	5,133	—	(1,968,653)

Financing activities:
Issuance of Senior Unsecured Notes	—	269,500	—	—	—	269,500
Transfers to/from restricted cash	—	(78,503)	—	(23,106)	—	(101,609)
Issuance of common stock, net of IPO issuance costs	249,550	—	—	—	—	249,550
Issuance of participating interest financing	—	182,577	—	—	—	182,577
Issuance of excess spread financing	—	187,438	—	—	—	187,438
Increase (decrease) in notes payable	—	253,391	—	1,285,794	—	1,539,185
Repayment of nonrecourse debt–Legacy assets	—	—	—	(7,231)	—	(7,231)
Repayment of excess servicing spread financing	—	(5,507)	—	—	—	(5,507)
Distribution to subsidiaries	(246,700)	—			246,700	—
Contribution of parent	—	246,700	—	—	(246,700)	—
Debt financing costs	—	(35,178)	—	—	—	(35,178)
Net cash provided by financing activities	2,850	1,020,418	—	1,255,457	—	2,278,725
Net increase/(decrease) in cash	—	(46,627)	74	—	—	(46,553)
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$15,574	$318	$—	$—	$15,892

22. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Nationstar maintains a marketing agreement with Springleaf Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the origination fees of loans that Nationstar refinances.
Additionally, Nationstar has several agreements to act as the loan subservicer for Springleaf, including one for a whole loan "unencumbered" portfolio and seven for securitized loan portfolios, totaling $3.2 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended June 30, 2013 and 2012, Nationstar recognized revenue of $1.9 million and $2.5 million, respectively in additional servicing and other performance incentive fees related to these portfolios. For the six months ended June 30, 2013 and 2012, Nationstar recognized revenue of $4.0 million and $5.1 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At June 30, 2013 and December 31, 2012, Nationstar had an outstanding receivable from Springleaf of $0.6 million and $0.7 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for three securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.9 billion and $1.0 billion, as of June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $1.2 million and $1.3 million, respectively. For the six months ended June 30, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $2.4 million and $2.6 million, respectively.
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
The fair value on the outstanding liability related to these agreements was $570.5 million and $288.1 million at June 30, 2013 and December 31, 2012, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.
23. Related Party Disclosure
In March 2011, Nationstar entered into a limited partnership agreement with ANC Acquisition LLC (ANC). ANC was the parent company of National Real Estate Information Services, LP (NREIS), which through the ANC partnership Nationstar held a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provided title agency settlement or valuation services for loan originations and default management. As Nationstar was able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owned less than 50% of the voting interests, Nationstar applied the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. For the three months ended June 30, 2013, Nationstar disbursed no servicing-related advances and $3.1 million for the three months ended June 30, 2012. Nationstar disbursed servicing-related advances of $0.01 million and $7.8 million for the six months ended June 30, 2013 and 2012, respectively.
Through the third quarter of 2012, Nationstar had recognized its portion of NREIS' loss on equity method investment of $1.3 million. During the fourth quarter of 2012, the management of NREIS made the decision to wind down its operations due to continuing poor financial results. Because of the decision to wind down operations and the financial condition of NREIS, Nationstar recorded additional losses amounting to $9.0 million. In addition to its initial investment, Nationstar, during May 2012, advanced NREIS $2.0 million for future services. Nationstar determined that these deposits would not be recovered and fully impaired this additional deposit. In order to effect an orderly wind down of the operation, Nationstar, together with the majority owners of ANC, agreed to fund a portion of the expected wind down costs. As such, Nationstar recorded $2.3 million of losses in excess of its investment at December 31, 2012. There were no losses incurred for the three or six months ended June 30, 2013.
24. Subsequent Events

In July 2013, Nationstar completed another portion of the MSR purchase (see Note 1). Nationstar closed on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $47 billion, all of which are non-conforming loans in private label securitizations.

In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $2.0 billion and its interest rate is based on LIBOR plus a spread of 2.50%. The maturity date is June 2014. This trust is secured by servicing advance receivables and the financing is nonrecourse to Nationstar.

In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $2.5 billion. The interest rate is based on LIBOR plus a spread of 3.50% to 4.25%. and the maturity date is June 2014. This trust is secured by servicing advance receivables and the financing is nonrecourse to Nationstar.
In July 2013, Nationstar completed the offering of $250.0 million of unsecured senior notes, with a maturity date of August 2018. These notes were issued at par. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act of 1933, as amended.
On August 2, 2013, Nationstar entered in a new $700.0 million warehouse facility with a financial institution, which will expire August 2014. The facility has a committed amount of $350.0 million and an uncommitted amount of $350.0 million that can be granted at the discretion of the financial institution. The interest rate is based on LIBOR plus 2.25%.
On March 7, 2013, a purported investor in certain residential mortgage-backed securities, serviced by Nationstar, filed a complaint with the Supreme Court of the State of New York (the trial court), alleging that Nationstar sold loans at auction, for six trusts where Nationstar acts as master servicer, in violation of the underlying pooling and servicing agreements. The Court temporarily enjoined Nationstar from further sales of loans in response to the complaint; however, on April 22, 2013, the Court dissolved the temporary restraining order, on the stipulation of the parties. On July 2, 2013 Nationstar filed a Motion to Dismiss the case in its entirety.
In a related matter, Nationstar filed suit on July 25, 2013 in the U.S. District Court for the Central District of California, Southern Division, seeking Declaratory Relief against, a bidder on defaulted loans in the auction referenced above. On July 29, 2013 the bidder sued by Nationstar and other related entities, filed a complaint in the Supreme Court of the State of New York, alleging breach of contract and promissory estoppel over the same auction that is the subject of the suit filed by Nationstar.
Nationstar intends to litigate these matters and does not currently expect that they will have a material adverse effect on its consolidated financial statements.

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
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been one of the fastest growing mortgage servicers since 2007 as measured by annual percentage growth in UPB, having grown 79.6% annually on a compounded basis. As of June 30, 2013, we serviced over 1.9 million residential mortgage loans with an aggregate UPB of $318.1 billion, making us one of the largest non-bank servicers in the United States as of June 30, 2013.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of June 30, 2013, our primary servicing and subservicing, represented 78.5% and 12.6%, respectively of our total servicing portfolio, with 8.9% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate several adjacent real estate services businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.

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

The aggregate purchase price is approximately $7.1 billion, which we expect to fund through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. We boarded the acquired agency portfolio balance between February and June 2013. The remaining private label securitization portfolios are expected to close and board onto our servicing system through the reminder of 2013.

In July 2013, we completed another portion of the MSR purchase. We closed on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $47 billion, all of which are non-conforming loans in private label securitizations.
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

On May 31, 2013, we acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator ("Greenlight"). The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance payable following the closing subject to certain contingencies.
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
Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	June 30, 2013	December 31, 2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$385,938	$152,649
Accounts receivable	3,448,543	3,043,606
Mortgage loans held for sale	4,018,241	1,480,537
Mortgage servicing rights	1,627,330	646,833
Total assets	11,988,381	7,126,143
Notes payable	6,168,937	3,601,586
Unsecured senior notes	1,969,163	1,062,635
Nonrecourse debt-legacy assets	95,729	100,620
Excess spread financing (at fair value)	570,497	288,089
Participating interest financing	880,234	580,836
Total liabilities	11,035,991	6,368,461
Total Nationstar Inc. stockholders' equity	947,400	757,682

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Total revenues	$603,665	$202,759	$1,034,727	$366,831
Total expenses and impairments	339,851	130,372	608,422	226,949
Total other expense	(64,685)	(23,332)	(126,183)	(37,496)
Income before taxes	199,129	49,055	300,122	102,386
Total income tax expense	75,669	12,780	114,046	15,925
Net income	123,460	36,275	186,076	86,461
Change in value of designated cash flow hedge	1,819	(423)	1,819	(423)
Comprehensive income	$125,279	$35,852	$187,895	$86,038

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(1,857,192)	$(491,908)	$(2,229,431)	$(356,625)
Investing activities	(738,199)	(1,966,271)	(1,065,962)	(1,968,653)
Financing activities	2,761,290	2,118,077	3,528,682	2,278,725
Adjusted EBITDA(1) (non-GAAP measure)	243,693	101,201	421,928	178,443
Operating Segments:
Interest expense from unsecured senior notes	39,073	13,516	69,763	22,058
Change in fair value of mortgage servicing rights	(32,876)	20,875	(23,217)	20,380
Fair value changes on excess spread financing	23,781	2,412	47,672	7,263
Depreciation and amortization	5,190	1,758	8,718	3,001
Share-based compensation	2,840	6,353	5,698	8,747
Fair value changes in mortgage servicing rights net of excess spread financing
Mortgage servicing rights:
Due to changes in valuation inputs or assumptions used in the valuation model	118,362	(11,054)	161,723	(1,686)
Other changes in fair value	(85,486)	(9,821)	(138,506)	(18,694)
Excess spread financing:
Due to changes in valuation inputs or assumptions used in the valuation model	(58,471)	(4,950)	(100,433)	(11,377)
Other changes in fair value	34,690	2,538	52,761	4,114

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

	For the three months ended June 30,		For the six months ended June 30,
Net Income from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2013	2012	2013	2012
Net income	$123,460	$36,275	$186,076	$86,461
Plus:
Net loss from Legacy Portfolio and Other	7,470	7,373	15,156	15,420
Income tax expense	75,669	12,780	114,046	15,925
Income from Operating Segments	206,599	56,428	315,278	117,806
Adjust for:
Interest expense from unsecured senior notes	39,073	13,516	69,763	22,058
Depreciation and amortization	5,190	1,758	8,718	3,001
Change in fair value of mortgage servicing rights	(32,876)	20,875	(23,217)	20,380
Amortization of mortgage servicing rights/obligations - at amortized cost	(275)	9	(550)	(624)
Share-based compensation	2,840	6,353	5,698	8,747
Fair value changes on excess spread financing	23,781	2,412	47,672	7,263
Fair value changes in derivatives	(639)	(150)	(1,434)	(188)
Adjusted EBITDA	$243,693	$101,201	$421,928	$178,443

Results of Operations
Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in “Note 20—Business Segment Reporting”, in the accompanying Notes to Consolidated Financial Statements.
Comparison of Consolidated Results for the Three Months Ended June 30, 2013 and 2012
Revenues increased $400.9 million to $603.7 million for the three months ended June 30, 2013 from $202.8 million for the three months ended June 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $222.1 billion for the three months ended June 30, 2013, compared to $97.3 billion for the three months ended June 30, 2012, an increase in the fair value of our mortgage servicing portfolio, and an increase in modification fees earned from HAMP and non-HAMP modifications combined with fees earned from our reverse mortgage portfolio. The increase in the gain on loans held for sale was a result of the $5.3 billion, or 294.4%, increase in the amount of loans originated during the 2013 period compared to the 2012 period, an increase in the value of servicing capitalized due to the larger volume of loan sales and subsequent retention of MSRs.
Expenses and impairments increased $209.5 million to $339.9 million for the three months ended June 30, 2013 from $130.4 million for the three months ended June 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $41.4 million to $64.7 million for the three months ended June 30, 2013 from $23.3 million for the three months ended June 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.
For the three months ended June 30, 2013, we incurred tax expense of $75.7 million, an increase of $62.9 million over the comparable 2012 period. During March 2012, we became a taxable entity in conjunction with our initial public offering. We were a taxable entity for the entire 2013 period.

Comparison of Consolidated Results for the Six Months Ended June 30, 2013 and 2012

Revenues increased $667.9 million to $1,034.7 million for the six months ended June 30, 2013 from $366.8 million for the six months ended June 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $215.6 billion for the six months ended June 30, 2013, compared to $99.0 billion for the six months ended June 30, 2012 and an increase in loss mitigation and performance based incentive fees, an increase in the fair value of our mortgage servicing portfolio, combined with fees earned from our reverse mortgage portfolio, which we began servicing in January 2012. The increase in the gain on loans held for sale was a result of the $7.5 billion, or 250.0%, increase in the amount of loans originated during the 2013 period compared to the 2012 period, higher margins earned on the sale of residential mortgage loans during the period and an increase in the value of our outstanding derivative financial instruments as a result of an increase in our outstanding mortgage loan commitments.

Expenses and impairments increased $381.5 million to $608.4 million for the six months ended June 30, 2013 from $226.9 million for the six months ended June 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $88.7 million to $126.2 million for the six months ended June 30, 2013 from $37.5 million for the six months ended June 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities combined with a higher average outstanding balance on our senior unsecured notes.

For the six months ended June 30, 2013, we incurred tax expense of $114.0 million, an increase of $98.1 million over the comparable 2012 period. During March 2012, we became a taxable entity in conjunction with our initial public offering. We were a taxable entity for the entire 2013 period.
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
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	June 30, 2013	June 30, 2012
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$12,330	$8,996
Government-sponsored enterprises	196,164	72,899
Non-Agency securitizations	48,753	17,333
Total boarded forward servicing portfolio	257,247	99,228
Acquired Servicing Rights owned - serviced by others	21,299	—
Acquired Servicing Rights owned - serviced by predecessor	11,393	66,615
Total forward servicing portfolio	289,939	165,843
Reverse mortgage servicing	28,176	27,232
Total servicing portfolio unpaid principal balance	$318,115	$193,075
The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Six months ended June 30,	2013 (1)	2012
($ in millions, except for average loan amount)
Loan count-servicing	1,565,432	608,212
Ending unpaid principal balance	$257,247	$99,228
Average unpaid principal balance	$215,592	$99,016
Average loan amount	$164,329	$163,147
Average coupon(2)	5.19%	5.52%
Average FICO	681	672
60+ delinquent (% of loans) (3)	11.8%	11.9%
Total prepayment speed (12 month constant pre-payment rate)	17.9%	15.5%

(1)
2013 characteristics and key performance metrics of our servicing portfolio exclude approximately $32.7 billion and approximately 211,602 units of forward residential mortgage loans acquired and currently serviced by others. These loans have been excluded from our key performance metrics above.

(2)
The Company's servicing portfolio contains a wide range of coupons ranging from 3.00% to more than 7.00%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of June 30, 2013 and 2012.

(3)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The following table provides information on the fair value of the Company's owned forward MSR portfolio together with the most significant assumptions utilized in determining such fair value at the periods indicated (in thousands).

	June 30, 2013	December 31, 2012
MSR - Fair Value	$1,616,421	$635,860
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	$206,668,105	$114,629,399
Interest Sensitive loans	35,814,165	16,494,985
Total	$242,482,270	$131,124,384
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	June 30, 2013	December 31, 2012
Credit Sensitive MSRs
Discount rate	15.50%	18.11%
Total prepayment speeds	19.43%	22.42%
Expected weighted-average life	4.83 years	4.12 years
Credit losses	22.98%	24.68%
Interest Rate Sensitive MSRs
Discount rate	10.60%	10.62%
Total prepayment speeds	11.17%	17.08%
Expected weighted average life	7.37 years	5.19 years
Credit losses	13.75%	11.09%
Our Credit Sensitive MSRs increased by approximately $92.1 billion in UPB of mortgage loans serviced in 2013 due to several significant acquisitions of MSRs. Overall, these additions to our portfolio, while predominantly credit sensitive, were less delinquent than our previously owned Credit Sensitive MSRs. With respect to the assumptions utilized in determining the fair value of the Credit Sensitive MSRs, the assumed discount rate decreased 2.61% to 15.50% at June 30, 2013 from 18.11% at December 31, 2012, due to our acquisitions of better performing Credit Sensitive MSRs. The assumed total prepayment speeds decreased 2.99% to 19.43% at June 30, 2013 from 22.42% at December 31, 2012, due to lower voluntary prepayment speeds inherent in the newly acquired portfolios. The assumed expected weighted-average life increased 0.71 years, to 4.83 years at June 30, 2013 from 4.12 years at December 31, 2012, due to the decrease in the weighted-average prepayment speeds of the credit sensitive loans. The assumed credit losses decreased 1.70% to 22.98 % at June 30, 2013 from 24.68% at December 31, 2012, also principally due to our addition of lower delinquency credit sensitive loans in 2013.
Our Interest Rate Sensitive MSRs increased by approximately $19.3 billion in UPB of mortgage loans serviced in 2013. This increase was driven primarily by our expanding origination activity. With respect to the assumptions utilized in determining the fair value of our Interest Rate Sensitive MSRs, the assumed discount rate remained flat at 10.60% at June 30, 2013 from 10.62% at December 31, 2012. The assumed total prepayment speeds decreased 5.91% to 11.17% at June 30, 2013 from 17.08% at December 31, 2012, due to the fact that the MSRs were originated in a lower interest rate environment than those in prior years, resulting in lower propensity to prepay. The assumed expected weighted-average life increased 2.18 years, to 7.37 years at June 30, 2013 from 5.19 years at December 31, 2012, due to the lower expected prepayment speeds on newly originated MSRs due to the lower interest rate environment. The assumed credit losses increased 2.66% to 13.75% at June 30, 2013 from 11.09% at December 31, 2012, due to slightly higher credit risk identified on certain newly originated MSRs, in particular newly originated MSRs on HARP loans.

In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings. Under these agreements, Nationstar sold to New Residential and/or certain Funds managed by Fortress the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar accounts for the excess spread financing arrangements as financings as required under ASC 470, Debt.

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
The following table provides information on the fair value of the Company's excess spread financing that is utilized to finance a portion of our MSRs for the periods indicated (dollars in thousands).

	June 30, 2013	December 31, 2012
Excess spread financing - fair value	$570,497	$288,089
Weighted-average assumptions:
Mortgage prepayment speeds	13%	14%
Average life of mortgage loans	4.6 years	4.2 years
Discount rate	13%	15%
As of June 30, 2013, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speeds decreased 1% to 13% at June 30, 2013 from 14% at December 31, 2012, primarily due to the lower voluntary prepayment profiles on the excess spread financing arrangements that were entered into during 2013 in comparison with the expected voluntary prepayment profile of the excess spread financing entered into during 2012. The assumed average life of mortgage loans increased 0.4 years to 4.6 years at June 30, 2013 from 4.2 years at December 31, 2012, due to the lower average prepayment speed assumptions given the current interest rate environment. The assumed discount rate decreased 2% to 13% at June 30, 2013 from 15% at December 31, 2012, because the credit profile of the MSR portfolios underlying the excess spread financing arrangements entered into during 2013 was slightly better than the prior arrangement.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

Six months ended June 30, 2013
Fair value at the beginning of the period	$288,089
Additions:
New financings	282,729
Deductions:
Settlements	(47,993)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	100,433
Other changes in fair value	(52,761)
Fair value at the end of the period	$570,497

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio six months ended June 30, 2013 and 2012.

Six months ended June 30,	2013	2012
($ in millions, except for average loan amount)
Loan count	166,172	168,961
Ending unpaid principal balance	$28,176	$27,232
Average loan amount	$169,559	$162,170
Average coupon	3.17%	3.20%
Average borrower age	77	76

Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Servicing fee income	$194,206	$82,080	$366,287	$142,693
Loss mitigation and performance-based incentive fees	11,411	7,046	17,217	14,954
Modification fees	36,737	7,217	61,454	14,532
Late fees and other ancillary charges	12,893	6,657	24,486	14,294
Reverse mortgage fees	9,884	8,390	28,577	15,241
Other servicing fee related revenues	10,329	58	17,449	131
Total servicing fee income before MSR fair value adjustments	275,460	111,448	515,470	201,845
MSR fair value adjustments	32,876	(20,875)	23,217	(20,380)
Fair value adjustments on excess spread financing	(23,781)	(2,412)	(47,672)	(7,264)
Total servicing fee income	$284,555	$88,161	$491,015	$174,201
The following tables provide servicing fee income and UPB by primary servicing, subservicing, adjacent businesses and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Primary servicing	$234,245	$69,420	$426,234	$119,061
Subservicing	26,230	31,728	52,571	63,646
Adjacent businesses	5,101	1,910	8,088	3,897
Reverse servicing	9,884	8,390	28,577	15,241
Total servicing fee income before MSR fair value adjustments	$275,460	$111,448	$515,470	$201,845

	June 30, 2013	June 30, 2012
UPB (in millions)
Primary servicing	$249,728	$119,131
Subservicing	40,211	46,712
Reverse servicing	28,176	27,232
Total unpaid principal balance	$318,115	$193,075

Servicing Segment for the Three Months Ended June 30, 2013 and 2012
Service Fee Income
Servicing fee income was $284.6 million for the three months ended June 30, 2013 compared to $88.2 million for the three months ended June 30, 2012, an increase of $196.4 million, or 222.7%, primarily due to the net effect of the following:
.

•
Increase of $112.1 million due to higher average UPB on our forward servicing portfolio, which increased to $222.1 billion in the 2013 period compared to $97.3 billion in the comparable 2012 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors of $90.2 billion to $160.7 billion in the 2013 period compared to $70.4 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $49.8 billion in the three months ended June 30, 2013 compared to $17.7 billion in the comparable 2012 period.

•	Increase of $4.4 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $29.5 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $6.2 million from increased collections from late fees and other ancillary charges.

•	Increase of $1.5 million from fees earned from our reverse mortgage portfolio.

•
Increase of $53.8 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law. Although we resumed those previously delayed proceedings in 2011, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $21.4 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $50.4 million for the three months ended June 30, 2013 compared to $6.4 million for the three months ended June 30, 2012, an increase of $44.0 million, or 687.5%, due to an increase in Solutionstar revenues as a result of our Equifax acquisition combined with higher commissions earned on lender placed insurance and higher REO sales commissions.
Expenses and Impairments
Expenses and impairments were $184.0 million for the three months ended June 30, 2013 compared to $73.7 million the three months ended June 30, 2012, an increase of $110.3 million, or 149.7%, primarily due to the increase of $41.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,859 in the 2012 period to 3,915 in the 2013 period and an increase of $68.6 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands). Other Servicing Segment expenses primarily includes share-based compensation expenses.

	For the three months ended June 30,
	2013	2012
Primary servicing	$130,732	$29,887
Subservicing	31,826	29,203
Reverse servicing	13,792	6,959
Adjacent businesses	2,510	2,446
Other Servicing Segment expenses	5,098	5,161
Total expenses and impairments	$183,958	$73,656
Other Income (Expense)
Total other expense was $65.6 million for the three months ended June 30, 2013 compared to $25.6 million for the three months ended June 30, 2012, an increase in expense, net of income, of $40.0 million or 156.3%, primarily due to the net effect of the following:

•
Interest income was $21.8 million for the three months ended June 30, 2013 compared to $3.0 million for the three months ended June 30, 2012, an increase of $18.8 million, due in part to interest earned on our participating interests in reverse mortgages combined with accretion recognized related to discounts recorded on acquired servicer advances. During 2013, in conjunction with an MSR acquisition, we allocated a discount to the related acquired servicer advances. This discount is realized as the underlying servicer advances are collected. We recognized $5.1 million of the discount for the three months ended June 30, 2013 related to collections on the servicer advances.

•
Interest expense was $88.0 million for the three months ended June 30, 2013 compared to $28.3 million for the three months ended June 30, 2012, an increase of $59.7 million, or 211.0%, primarily due to higher average outstanding debt of $3,373.9 million for the three months ended June 30, 2013 compared to $1,151.6 million in the comparable 2012 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $28.9 million and $13.5 million, for the three months ended June 30, 2013 and 2012, respectively.

Servicing Segment for the Six Months Ended June 30, 2013 and 2012

Servicing Fee Income

Servicing fee income was $491.0 million for the six months ended June 30, 2013 compared to $174.2 million for the six months ended June 30, 2012, an increase of $316.8 million, or 181.9%, primarily due to the net effect of the following:

•
Increase of $223.6 million due to higher average UPB on our forward servicing portfolio of $215.6 billion in the 2013 period compared to $99.0 billion in the comparable 2012 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors of $153.0 billion in the 2013 period compared to $71.3 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $51.0 billion in the six months ended June 30, 2013 compared to $18.1 billion in the comparable 2012 period.

•	Increase of $2.2 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $47.0 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $10.2 million from higher collections from late fees and other ancillary charges.

•	Increase of $13.4 million from fees earned from our reverse mortgage portfolio for which we began servicing in
January 2012.

•
Increase of $43.6 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans.The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state attorneys general have previously requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law. Although we resumed those previously delayed proceedings in 2011, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•
Decrease of $40.4 million from change in fair value of our excess spread financing arrangement. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive 65% of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income

Other fee income was $89.5 million for the six months ended June 30, 2013 compared to $13.9 million for the six months ended June 30, 2012, an increase of $75.6 million, or 543.9% due to an increase in Solutionstar revenues as a result of our Equifax Settlement Solutions acquisition combined with higher commissions earned on lender placed insurance and higher REO sales commissions.

Expenses and impairments

Expenses and impairments were $331.6 million for the six months ended June 30, 2013 compared to $132.9 million the six months ended June 30, 2012, an increase of $198.7 million, or 149.5%, primarily due to the increase of $73.9 million in salaries,wages and benefits expense resulting primarily from an increase in average headcount from 1,876 in the 2012 period to 3,593 in the 2013 period and an increase of $124.8 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing
Segment expenses for the periods indicated (in thousands).

	For the six months ended June 30,
	2013	2012
Primary servicing	$225,758	$54,213
Subservicing	65,225	56,412
Reverse servicing	26,499	8,872
Adjacent businesses	4,684	5,213
Other Servicing Segment expenses	9,401	8,176
Total expenses and impairments	$331,567	$132,886

Other Income (Expense)

Total other expense was $122.7 million for the six months ended June 30, 2013 compared to $40.2 million for the six months ended June 30, 2012, an increase in expense, net of income, of $82.5 million, or 205.2%, primarily due to the net effect of the following:

•
Interest income was $35.2 million for the six months ended June 30, 2013 compared to $5.4 million for the six months ended June 30, 2012, an increase of $29.8 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $23.4 million, with $14.4 million earned in the comparable 2012 period.

•
Interest expense was $159.3 million for the six months ended June 30, 2013 compared to $45.2 million for the six months ended June 30, 2012, an increase of $114.1 million, or 252.4%, primarily due to higher average outstanding debt of $1,462.7 million for the six months ended June 30, 2013 compared to $871.9 million in the comparable 2012 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior unsecured notes was $51.6 million and $22.1 million, respectively, for the six months ended June 30, 2013 and 2012.

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

	For the three months ended June 30,		For the six months ended June 30,
Originations Volume (in millions)	2013	2012	2013	2012
Retail	$3,403.0	$1,211.4	$5,446.1	$1,885.0
Wholesale	2,163.3	595.0	3,266.0	1,112.0
Correspondent	1,547.0	—	1,814.2	—
Total Originations	$7,113.3	$1,806.4	$10,526.3	$2,997.0
Originations Segment for the Three Months Ended June 30, 2013 and 2012
Originations Revenue
Total revenue was $268.7 million for the three months ended June 30, 2013 compared to $108.1 million for the three months ended June 30, 2012, an increase of $160.6 million, or 148.6%, primarily due to the net effect of the following:

•
Other fee income was $7.5 million for the three months ended June 30, 2013 compared to $5.7 million for the three months ended June 30, 2012, an increase of $1.8 million, primarily due to an increase in net points and fees collected of $21.3 million offset by a decrease in broker fees paid of $19.4 million.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended June 30,
	2013	2012
Gain on sale	$187,775	$48,579
Provision for repurchases	(7,905)	(2,776)
Capitalized servicing rights	50,061	11,062
Fair value mark-to-market adjustments	(123,248)	30,942
Mark-to-market on derivatives/hedges	154,550	14,528
Total gain on mortgage loans held for sale	$261,233	$102,335

Gain on mortgage loans held for sale was $261.2 million for the three months ended June 30, 2013, compared to $102.3 million for the three months ended June 30, 2012, an increase of $158.9 million, or 155.3%, primarily due to the net effect of the following:

•
Increase of $139.2 million from larger volume of originations, which increased to $7.1 billion in 2013 from $1.8 billion in 2012, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $39.0 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $140.1 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $154.1 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $5.1 million from a larger provision for repurchases as a result of the increase in our loan sale volume.

Expenses and Impairments
Expenses and impairments were $149.1 million for the three months ended June 30, 2013 compared to $48.0 million for the three months ended June 30, 2012, an increase of $101.1 million, or 210.6%, primarily due to the net effect of the following:

•
Increase of $52.0 million in salaries, wages and benefits expense from increase in average headcount of 2,556 in 2013 from 948 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $49.1 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.
Other Income and Expenses
Total other income (expense) was $1.7 million for the three months ended June 30, 2013 compared to $1.0 million for the three months ended June 30, 2012, an increase in expense, net of income, of $0.7 million primarily due to the net effect of the following:

•
Interest income was $26.9 million for the three months ended June 30, 2013 compared to $5.0 million for the three months ended June 30, 2012, an increase of $21.9 million, or 438.0%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $25.2 million for the three months ended June 30, 2013 compared to $4.0 million for the three months ended June 30, 2012, an increase of $21.2 million, or 530.0%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $10.1 million additional interest expense on senior unsecured notes. In the third quarter of 2012, we began allocating a portion of our interest expense from our unsecured senior notes to our originations segment to match the benefit this segment will receive from future portfolio acquisitions due to the ability to recapture portfolio runoff.

Originations Segment for the Six Months Ended June 30, 2013 and 2012

Originations Revenue

Total revenues were $454.4 million for the six months ended June 30, 2013 compared to $178.6 million for the six months ended June 30, 2012, an increase of $275.8 million, or 154.4%, primarily due to the net effect of the following:

Other fee income was $13.4 million for the six months ended June 30, 2013 compared to $5.7 million for the six months ended June 30, 2012, an increase of $7.7 million, or 135.1%, primarily due to an increase in net points and fees collected on originated loans as a result of the increase in our origination volume.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the six months ended June 30,
	2013	2012
Gain on sale	$326,642	$92,494
Provision for repurchases	(13,445)	(5,781)
Capitalized servicing rights	81,329	24,128
Fair value mark-to-market adjustments	(130,182)	25,294
Mark-to-market on derivatives/hedges	176,682	36,700
Total gain on mortgage loans held for sale	$441,026	$172,835

Gain on mortgage loans held for sale was $441.0 million for the six months ended June 30, 2013, compared to $172.8 million for the six months ended June 30, 2012, an increase of $268.2 million, or 155.2%, primarily due to the net effect of the following:

•
Increase of $234.1 million from larger volume of originations, which increased to $10.5 billion in 2013 from $3.0 billion in 2012 , and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $57.2 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Decrease of $155.5 million resulting from the change in fair value on newly-originated loans.

•	Increase of $140.0 million from change in unrealized gains/losses on derivative financial instruments. These include
IRLCs and forward sales of MBS.

•	Decrease of $7.6 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.

Expenses and Impairments

Expenses and impairments were $261.0 million for the six months ended June 30, 2013 compared to $76.5 million for the six months ended June 30, 2012, an increase of $184.5 million, or 241.2%, primarily due to the net effect of the following:

•
Increase of $92.8 million in salaries, wages and benefits expense from increase in average headcount of 909 in 2012 to 2,338 in 2013 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $91.6 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.

Other Income and Expenses

Total other income (expense) was $(4.1) million for the six months ended June 30, 2013 compared to $0.8 million for the six months ended June 30, 2012, a decrease in income, net of expense, of $4.9 million, or 612.5% primarily due to the net effect of the following:

•
Interest income was $37.9 million for the six months ended June 30, 2013 compared to $8.6 million for the six months ended June 30, 2012, an increase of $29.3 million, or 340.7%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $42.0 million for the six months ended June 30, 2012 compared to $7.8 million for the six months ended June 30, 2012, an increase of $34.2 million, or 438.5%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized an additional $18.1 million in amortization on our outstanding debt facilities due to recent amendments and modifications on our outstanding warehouse facilities.

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

	June 30,
	2013	2012
Performing – UPB	$270,473	$294,527
Nonperforming (90+ Delinquency) - UPB	89,279	70,731
REO - Estimated Fair Value	23,043	3,429
Total Legacy Portfolio and Other – UPB	$382,795	$368,687

Legacy Portfolio and Other for the Three Months Ended June 30, 2013 and 2012
Total revenues remained the same at $0.5 million for the three months ended June 30, 2013 as compared to $0.5 million for the three months ended June 30, 2012.
Total expenses and impairments were $6.8 million for the three months ended June 30, 2013 compared to $8.7 million for the three months ended June 30, 2012, a decrease of $1.9 million, or 21.8%.
Interest income, net of interest expense decreased to $(1.4) million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012.
In addition, we recorded a gain on interest rate swaps and caps of $0.2 million for the three months ended June 30, 2013, compared to loss of $(0.5) million recorded during the comparable 2012 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Legacy Portfolio and Other for the Six Months Ended June 30, 2013 and 2012

Total revenues were $0.9 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012, a decrease of $0.2 million. This decrease was primarily a result of decreased service fee income.

Total expenses and impairments were $15.8 million for the six months ended June 30, 2013 compared to $17.6 million for the six months ended June 30, 2012, a decrease of $1.8 million, or 10.2%. This change was primarily due to a decrease in loss on foreclosed real estate and provision for loan losses.

Interest income, net of interest expense, decreased to $(0.9) million for the six months ended June 30, 2013 as compared to $1.9 million for the six months ended June 30, 2012. The decrease in net interest income was primarily due to an increase in settlement expenses related to certain interest rate swaps.

Analysis of Items on Consolidated Balance Sheet

Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $405.5 million at June 30, 2013, an increase of $12.3 million from December 31, 2012, primarily a result of lower servicer advance reimbursement amounts due to the timing of recoveries on pledged servicer advances offset by new custodial deposits on additional custodial balances related to our servicing portfolio acquisitions.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts. Accounts receivable increased $0.4 billion to $3.4 billion at June 30, 2013, primarily due to the increase in our servicing portfolio as a result of the closing on a portion of our MSR acquisition during the first and second quarters of 2013.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $4.0 billion at June 30, 2013, an increase of $2.5 billion from December 31, 2012, primarily due to $10.9 billion of loan originations and purchases during the 2013 period partially offset by $8.4 billion in mortgage loan sales.

Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets consist of nonconforming or non-prime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $257.2 million at June 30, 2013, an increase of $18.3 million from December 31, 2012. This increase was primarily a result of $26.4 million in purchased agency loans that were ineligible to be resold. These purchases were offset by principle payments and prepayments received.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $1.1 billion at June 30, 2013, an increase of $0.3 billion from December 31, 2012, primarily due to additional amounts advanced under reverse mortgage interests. In addition to new advances made, in February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with NIC Reverse Loan LLC.

MSRs consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets and certain reverse residential mortgage loans. MSRs were $1.6 billion at June 30, 2013, an increase of $1.0 billion over December 31, 2012, primarily a result of the purchase of servicing portfolios for $876.0 million combined with capitalization of $81.3 million newly created MSRs, and a $23.2 million increase in the fair value of our MSRs.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $100.7 million at June 30, 2013, an increase of $25.7 million from December 31, 2012, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

Derivative financial instruments include IRLCs, forward sales of MBS, forward sales commitments, LPCs and interest rate swaps, all of which are recorded at fair value. Derivative financial instruments increased $231.0 million from December 31, 2012 to $383.2 million at June 30, 2013. The change was primarily driven by an increase in the value of outstanding forward sales of MBS which increased $258.8 million from December 31, 2012.

Other assets include deferred financing costs, REO, receivables from affiliates, prepaid expenses and loans subject to repurchase rights from Ginnie Mae. Other assets increased $82.9 million from December 31, 2012 to $275.8 million, primarily due to an increase in goodwill and other intangibles of $61.4 million due to two business combinations combined with a $20.9 million increase in deferred financing costs.

Liabilities and Stockholders' Equity

At June 30, 2013, total liabilities were $11.0 billion, a $4.6 billion increase from December 31, 2012. The increase was primarily due to a $2,567.3 million increase in notes payable as we financed outstanding advances acquired during the Bank of America portfolio acquisition and our issuance of $900.0 million in unsecured senior notes in February, March and May 2013. In addition, we had an increase in excess spread financing of $282.4 million and an increase in participating interest financing of $299.4 million. The increases are generally the result of our acquisitions of MSR portfolios and the increase in our mortgage origination business.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $27.2 million and $18.5 million at June 30, 2013 and December 31, 2012, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Six months ended June 30, 2013	Year Ended December 31, 2012
Repurchase reserves, beginning of period	$18,511	$10,026
Additions	13,445	13,121
Charge-offs	(4,728)	(4,636)
Repurchase reserves, end of period	$27,228	$18,511

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Six months ended June 30, 2013		Year Ended December 31, 2012
	UPB	Count	UPB	Count
Beginning balance	$14.0	79	$12.9	61
Repurchases & indemnifications	(5.9)	(40)	(5.5)	(26)
Claims initiated	21.0	114	24.3	132
Rescinded	(17.5)	(96)	(17.7)	(88)
Ending Balance	$11.6	57	$14.0	79

The following table details our loan sales by period (dollars in billions):

	Six months ended June 30, 2013		Year Ended December 31,
	2013		2012		2011		2010		2009		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$8.5	38,035	$6.9	31,262	$3.3	16,629	$2.6	13,090	$1.0	5,344	$22.3	104,360

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

At June 30, 2013, total Nationstar Inc. stockholders' equity was $947.4 million, a $189.7 million increase from December 31, 2012, which is primarily attributable to net income of $186.1 million in the 2013 period, $5.7 million in share-based compensation, $2.7 million in excess tax benefit from share based compensation and offset by a tax withholding of $6.6 million related to a share based settlement of common stock by management.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased to $385.9 million as of June 30, 2013 from $152.6 million as of December 31, 2012, primarily due to cash inflows from financing activities, offset by cash outflows in our operating and investing activities.

From 2010 through 2012, we have completed offerings of $1.1 billion of unsecured senior notes, with maturity dates ranging from April 2015 to October 2020. We pay interest semi-annually to the note holders of these notes at interest rates ranging from 7.875% to 10.875%. In the first and second quarters of 2013, we completed offerings of $900.0 million aggregate principal amount of unsecured senior notes, with maturity dates of July 2021 and June 2022. Under the terms of the unsecured senior notes, we pay interest semi-annually to the note holders at an interest rate of 6.50%.
In July 2013, Nationstar completed the offering of $250.0 million of unsecured senior notes, with a maturity date of August 2018. These notes were issued at par. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act of 1933, as amended.

We use a significant portion of the proceeds from these offerings to fund newly originated loans until these funds are ultimately deployed towards the purchase of mortgage servicing rights or other purposes.

We grew our servicing portfolio to $318.1 billion in UPB as of June 30, 2013 from $193.1 billion in UPB as of June 30, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers as required. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At June 30, 2013, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.4 billion.

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

We believe there are opportunities to grow our business through acquisitions and we actively explore potential acquisition opportunities in the ordinary course of our business. Potential acquisitions may include MSRs relating to residential mortgage loans, subservicing contracts, servicing platforms and originations platforms, as well as other assets and liabilities or businesses in related lines of business. Any future acquisitions could require substantial additional capital in excess of cash from operations. We may fund these potential acquisitions through a combination of cash on hand, the proceeds of a co-investment by New Residential, and certain funds managed by Fortress, the proceeds of advance financing facilities and/or other issuances of debt.

Operating Activities

Our operating activities used $2,229.4 million of cash flow for the six months ended June 30, 2013 and $356.6 million of cash flow for the same period in the prior year. The increase in cash used by operating activities of $1,872.8 million during the 2013 period was primarily due to higher volume originations of residential mortgage loans partially offset by higher volume of sales of mortgage loans. The increase was primarily due to the net effect of the following:

•
Increase of $7,952.3 million due to higher originations volume combined with our purchases of mortgage loans held for sale. We originated and purchased $10,948.7 million in residential mortgage loans during the six month period ended June 30, 2013, compared to $2,996.4 million in mortgage originations and purchases for the comparable 2012 period. This increase in cash outflows was partially offset by an increase of $5,881.2 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $8,605.6 million in cash proceeds from loan sales and principal collections for the six months ended June 30, 2013, compared to $2,724.4 million for the comparable 2012 period.

•
Increase of $393.9 million in cash inflows provided by working capital which provided $344.8 million for the six months ended June 30, 2013 compared to $49.1 million in cash outflow for the comparable 2012 period.

Investing Activities

Our investing activities used $1,066.0 million and $1,968.7 million of cash flow for the six months ended June 30, 2013 and 2012, respectively. The $902.7 million decrease in cash flows used by investing activities from the 2012 period to the 2013 period was primarily a result of MSR acquisitions completed to 2012, offset by a $78.2 million cash outflow related to our acquisition of Greenlight Financial Services and Equifax Settlement Services.

Financing Activities

Our financing activities provided $3,528.7 million and $2,278.7 million of cash flow during the six months ended June 30, 2013 and 2012, respectively. The $1,250.0 million increase in cash flows provided by our financing activities was primarily the result of our three additional unsecured senior notes offerings during February 2013, March 2013 and May 2013, respectively, combined with an increase in proceeds from the issuance of notes payable primarily as a result of our increased originations volume.

Contractual Obligations

The table below sets forth our contractual obligations, excluding legacy asset securitized debt, our excess spread financing, and our participating interest financing at June 30, 2013.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$285,000	$—	$1,675,000	$1,960,000
Interest expense from unsecured senior notes	153,027	283,218	252,188	329,831	1,018,264
MBS advance financing facility	425,930	—	—	—	425,930
Securities repurchase facility (2011)	11,620	—	—	—	11,620
Nationstar Agency advance financing facility	878,378	—	—	—	878,378
MSR Note	1,851	—	—	—	1,851
Nationstar Mortgage Advance Receivable Trust	1,424,469	—	—	—	1,424,469
MBS advance financing facility 2012	55,163	—	—	—	55,163
Reverse participation financing facility	84,966	—	—	—	84,966
$750 million warehouse facility	751,893	—	—	—	751,893
$600 million warehouse facility	540,101	—	—	—	540,101
$1.0 billion warehouse facility	972,733	—	—	—	972,733
$300 million warehouse facility	241,542	—	—	—	241,542
$400 million warehouse facility	380,449	—	—	—	380,449
ASAP+ facility	399,842	—	—	—	399,842
Lease obligations	32,178	56,431	25,842	23,741	138,192
Total	$6,354,142	$624,649	$278,030	$2,028,572	$9,285,393

In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt-Legacy Assets was $95.7 million at

June 30, 2013. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $570.5 million at June 30, 2013. The repayment of our participating interest financing is based on amounts received related to our reverse mortgage interests and as such we have excluded this financing from the table above. The recorded amount of our participating interest financing was $880.2 million at June 30, 2013.

In July 2013, we completed the offering of $250.0 million aggregate principal amount of 6.500% Senior Notes due 2018, for net cash proceeds of $245.7 million.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 4, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 11, Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar's derivative transactions.

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

We used June 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of June 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	June 30, 2013
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$56,428	$(59,098)
Mortgage servicing rights – fair value	(26,062)	26,914
Other assets (derivatives)
Interest Rate Lock Commitments	86,230	(100,875)
Total change in assets	116,596	(133,059)
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	2,590	(2,554)
Forward MBS trades	140,929	(150,699)
Excess spread financing (at fair value)	(7,207)	7,832
Total change in liabilities	136,312	(145,421)
Total, net change	$(19,716)	$12,362

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 19 - Commitments and Contingencies and Note 24 - Subsequent Events).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2013 - April 30, 2013	—	—	—	—
May 1, 2013 - May 31, 2013	—	—	—	—
June 1, 2013 - June 30, 2013	3,203 Shares	$ 41.68	—	—
Total	3,203 Shares	$ 41.68	—	—

1 The 3,203 shares of common stock of Nationstar Inc. reported herein represent the surrender of these shares to Nationstar Inc. in an amount equal to the amount of tax withheld by Nationstar Inc. in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar Inc. has no publicly announced plans or programs to repurchase Nationstar Inc. common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joann Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

4.1	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.2	Form of Global Note for $300 million aggregate principal amount of 6.500% Senior Notes due 2022 (included in Exhibit 4.1)	8-K	001-35449	4.2	5/31/2013

4.3	Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.1	6/11/2013

4.4	Series 2013-VF1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.2	6/11/2013

4.5	Series 2013-VF2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Wells Fargo Securities, LLC, as administrative agent	8-K	001-35449	4.3	6/11/2013

4.6	Series 2013-VF3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and The Royal Bank of Scotland plc, as administrative agent	8-K	001-35449	4.4	6/11/2013

4.7	Series 2013-VF4 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.5	6/11/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.8	Series 2013-T1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.6	6/11/2013

4.9	Series 2013-T2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.7	6/11/2013

4.10	Series 2013-T3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.8	6/11/2013

4.11
Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent
						X

4.12
Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent
						X

4.13
Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Credit Suisse AG, New York Branch, as administrative agent
						X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.14
Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as administrative agent
X

4.15
Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.1
Second Amendment, dated April 1, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 31, 2012, between Fannie Mae and Nationstar Mortgage LLC
X

10.2	Amendment No. 6, dated May 31, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.3*
Amendment Number One, dated May 31, 2013, to the Transactions Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC
X

10.4	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.5	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.6	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-CS and Nationstar Servicer Advance Receivables Trust 2013-CS					X

10.7	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-35449	10.2	6/11/2013

10.8	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA					X

10.9	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-CS					X

10.10	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller					X

10.11 **	Nationstar Mortgage LLC Executive Management Incentive Plan, which amended and restated the Nationstar Mortgage LLC Management Incentive Plan					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NATIONSTAR MORTGAGE HOLDINGS INC.

August 9, 2013	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 9, 2013	/s/ David C. Hisey
Date	David C. Hisey Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joann Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

4.1	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.2	Form of Global Note for $300 million aggregate principal amount of 6.500% Senior Notes due 2022 (included in Exhibit 4.1)	8-K	001-35449	4.2	5/31/2013

4.3	Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.1	6/11/2013

4.4	Series 2013-VF1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.2	6/11/2013

4.5	Series 2013-VF2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Wells Fargo Securities, LLC, as administrative agent	8-K	001-35449	4.3	6/11/2013

4.6	Series 2013-VF3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and The Royal Bank of Scotland plc, as administrative agent	8-K	001-35449	4.4	6/11/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.7	Series 2013-VF4 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.5	6/11/2013

4.8	Series 2013-T1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.6	6/11/2013

4.9	Series 2013-T2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.7	6/11/2013

4.10	Series 2013-T3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.8	6/11/2013

4.11
Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent
						X

4.12
Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent
						X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.13
Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Credit Suisse AG, New York Branch, as administrative agent
X

4.14
Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as administrative agent
X

4.15
Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.1
Second Amendment, dated April 1, 2013, to the Addendum to Mortgage Selling and Servicing Contract (Early Advance Funding Agreement), dated December 31, 2012, between Fannie Mae and Nationstar Mortgage LLC
X

10.2	Amendment No. 6, dated May 31, 2013, to the Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.3*
Amendment Number One, dated May 31, 2013, to the Transactions Terms Letter for Amended and Restated Master Repurchase Agreement, dated January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC
X

10.4	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.5	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA					X

10.6	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-CS and Nationstar Servicer Advance Receivables Trust 2013-CS					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.7	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-35449	10.2	6/11/2013

10.8	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA					X

10.9	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-CS					X

10.10	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller					X

10.11 **	Nationstar Mortgage LLC Executive Management Incentive Plan, which amended and restated the Nationstar Mortgage LLC Management Incentive Plan					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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