Form 10-Q
period 2013-09-30
Nationstar Mortgage Holdings Inc.
filed 2013-11-14
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 31, 2013: 90,346,470

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

•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions, including potentially significant acquisitions;

•	our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	our ability to grow or fund our loan originations volume;

•	the termination of our servicing rights and subservicing contracts;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•	changes in state and federal laws that are adverse to mortgage servicers which increase costs and operational complexity and impose significant penalties for violation;

•	loss of our licenses;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to follow the specific guidelines of government-sponsored enterprises (GSEs) or a significant change in such guidelines;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	changes to Home Affordable Modification Program (HAMP), Home Affordable Refinance Program, Making Home Affordable Plan or other similar government programs;

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

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$275,251	$152,649
Restricted cash	741,689	393,190
Accounts receivable	7,575,612	3,043,606
Mortgage loans held for sale, $3,673,483 and $1,480,537 at fair value, respectively	3,868,460	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $2,144 and $4,390 respectively	213,381	238,907
Reverse mortgage interests	1,225,866	750,273
Mortgage servicing rights, $2,210,552 and $635,860 at fair value, respectively	2,221,451	646,833
Property and equipment, net of accumulated depreciation of $66,465 and $48,806 respectively	110,199	75,026
Derivative financial instruments	292,320	152,189
Other assets	543,843	192,933
Total assets	$17,068,072	$7,126,143
Liabilities and stockholders' equity
Notes payable	$10,003,832	$3,601,586
Unsecured senior notes	2,444,112	1,062,635
Payables and accrued liabilities	1,260,499	631,431
Derivative financial instruments	205,849	20,026
Mortgage servicing liabilities	82,521	83,238
Other nonrecourse debt	2,034,968	969,545
Total liabilities	16,031,781	6,368,461
Commitments and contingencies – See Note 19	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,572 shares and 90,480 shares issued at September 30, 2013 and December 31, 2012, respectively	906	905
Additional paid-in-capital	562,289	556,056
Retained earnings	473,248	205,287
Treasury shares; 168 shares at cost	(6,554)	—
Common shares held by subsidiary; 0 shares and 212 shares at cost, respectively	—	(4,566)
Accumulated other comprehensive income	1,412	—
Total Nationstar Inc. stockholders' equity	1,031,301	757,682
Noncontrolling interest	4,990	—
Total equity	1,036,291	757,682
Total liabilities and equity	$17,068,072	$7,126,143
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Servicing fee income	$341,679	$142,482	$802,584	$316,999
Other fee income	84,203	3,129	186,877	22,586
Total fee income	425,882	145,611	989,461	339,585
Gain on mortgage loans held for sale	205,956	139,259	677,104	312,116
Total revenues	631,838	284,870	1,666,565	651,701
Expenses and impairments:
Salaries, wages and benefits	193,258	98,107	499,875	238,519
General and administrative	187,517	51,585	472,241	127,107
Loss on foreclosed real estate and other	9,498	(505)	13,363	4,858
Occupancy	5,581	5,641	18,797	11,293
Total expenses and impairments	395,854	154,828	1,004,276	381,777
Other income (expense):
Interest income	63,903	16,564	145,948	41,180
Interest expense	(168,215)	(65,015)	(378,500)	(125,908)
Loss on equity method investments	—	(733)	—	(1,327)
Gain (loss) on interest rate swaps and caps	400	(1,077)	2,457	(1,702)
Total other income (expense)	(103,912)	(50,261)	(230,095)	(87,757)
Income before taxes	132,072	79,781	432,194	182,167
Income tax expense	50,187	24,714	164,233	40,639
Net income	81,885	55,067	267,961	141,528
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Nationstar Inc.	81,885	55,067	267,961	141,528
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedge	(407)	—	1,412	(423)
Reclassification adjustments for gain (loss) included in earnings	—	423	—	423
Comprehensive income	$81,478	$55,490	$269,373	$141,528

Earnings per share:
Basic earnings per share	$0.92	$0.62	$3.00	$1.68
Diluted earnings per share	$0.91	$0.61	$2.97	$1.68
Weighted average shares:
Basic	89,477	89,168	89,398	84,038
Dilutive effect of stock awards	921	597	752	360
Diluted	90,398	89,765	90,150	84,398
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Inc. Equity	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2011	—	$281,309	$—	$—	$—	$—	$—	$—	$281,309	$—	$281,309
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	—	12,764	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	—	246,700	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	—	13,342	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	—	2,846	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	—	(4,566)	—	(4,566)
Net income	—	—	—	—	205,287	—	—	—	205,287	—	205,287
Balance at December 31, 2012	90,460	—	905	556,056	205,287	—	(4,566)	—	757,682	—	757,682
(unaudited)
Shares issued under incentive plan	309	—	3	(3)	—	—	—	—	—	—	—
Change in the value of cash flow hedge	—	—	—	—	—	—	—	1,412	1,412	—	1,412
Share-based compensation	—	—	—	8,140	—	—	—	—	8,140	—	8,140
Excess tax benefit from share-based compensation	—	—	—	2,660	—	—	—	—	2,660	—	2,660
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	(6,554)	—	—	(6,554)	—	(6,554)
Shares cancelled	(212)	—	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	—	267,961	—	—	—	267,961	—	267,961
Balance at September 30, 2013	90,557	$—	906	562,289	$473,248	$(6,554)	$—	$1,412	$1,031,301	$4,990	$1,036,291
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the nine months ended September 30,
	2013	2012
Operating activities
Net income	$267,961	$141,528
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	8,140	10,665
Loss on foreclosed real estate and other	13,363	4,858
Loss on equity method investments	—	1,327
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(2,457)	1,702
Fair value changes in excess spread financing	33,229	5,050
Depreciation and amortization	16,686	6,358
Fair value changes and amortization/accretion of mortgage servicing rights	(38,117)	39,534
Amortization (accretion) of premiums/discounts	39,261	14,099
Gain on mortgage loans held for sale	(677,104)	(312,116)
Mortgage loans originated and purchased, net of fees	(17,166,460)	(4,814,018)
Proceeds on sale of and payments of mortgage loans held for sale	15,376,486	4,769,317
Net tax effect of stock grants	(2,660)	—
Cash settlement on derivative financial instruments	(4,544)	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	(96,120)	(268,394)
Reverse mortgage funded advances	(460,534)	(317,272)
Other assets	(331,855)	(134,454)
Payables and accrued liabilities	503,061	231,925
Net cash used in operating activities	(2,521,664)	(619,891)
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the nine months ended September 30,
	2013	2012
Investing activities
Property and equipment additions, net of disposals	(47,883)	(20,699)
Purchases of reverse mortgage interests	(15,059)	—
Cash proceeds from assumption of reverse mortgage servicing obligations, net	—	(31,169)
Deposits on/purchase of forward mortgage servicing rights, net of liabilities incurred	(2,331,658)	(2,024,019)
Loan repurchases from Ginnie Mae	—	(6,856)
Proceeds from sales of REO	60,389	8,434
Acquisition of Greenlight Financial Services and other businesses, net	(78,200)	—
Net cash used in investing activities	(2,412,411)	(2,074,309)
Financing activities
Issuance of unsecured senior notes, net	1,365,244	781,196
Transfers to restricted cash, net	(348,499)	(187,359)
Issuance of common stock, net of IPO issuance costs	—	246,700
Issuance of participating interest financing in reverse mortgage interests	422,787	416,303
Issuance of excess spread financing	707,640	215,570
Increase in notes payable	3,042,623	1,659,137
Repayment of nonrecourse debt – Legacy assets	(9,925)	(12,306)
Repayment of excess servicing spread financing	(77,505)	(12,981)
Debt financing costs	(46,784)	(43,690)
Net tax benefit for stock grants issued	2,660	—
Contributions from joint venture member to noncontrolling interests	4,990	—
Redemption of shares for stock vesting	(6,554)	—
Net cash provided by financing activities	5,056,677	3,062,570
Net increase in cash and cash equivalents	122,602	368,370
Cash and cash equivalents at beginning of period	152,649	62,445
Cash and cash equivalents at end of period	$275,251	$430,815
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$3,238	$2,808
Mortgage servicing rights resulting from sale or securitization of mortgage loans	177,583	37,578
Tax related share-based settlement of common stock	6,554	4,566
Excess tax benefit from share based compensation	2,660	2,846
Liabilities incurred from purchase of forward mortgage servicing rights	78,091	294,671
Change in value of cash flow hedge, net of tax - accumulated other comprehensive income (loss)	1,412	—
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
Corporate Reorganization
On February 24, 2012, the Company filed a registration statement on Form S-1 for the offering of 19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC (FIF) to two direct, wholly-owned subsidiaries and the Company issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. The offering transformed the Company into a publicly-traded company.
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

The aggregate purchase price was approximately $7.1 billion, which was expected to be funded through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. The Company boarded the acquired agency portfolio balance between February and June 2013. During the third quarter, Nationstar completed additional portions of the MSR purchase, closing on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $62 billion, all of which are non-conforming loans in private label securitizations. Subject to customary closing conditions, the Company expects to close on the majority of the remaining MSRs in stages during the fourth quarter of 2013.

2. Recent Accounting Developments
Accounting Standards Update No 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) was created to address issues caused when implementing Accounting Standard Update 2011-11 into place and eliminate diversity in practice. The update clarifies that Accounting Standard Update 2011-11 applies to entities that are accounting for derivatives under ASC 815 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under ASC 210-20-45 or ASC 815-10-45, an enforceable master netting arrangement or similar agreement. The Company adopted ASU 2013-01 on January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial condition, liquidity or results of operations.
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
Accounting Standards Update No 2013-10, Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10), was created to expand the benchmarks that can be used in hedge and derivative accounting. Currently, the only rates that can be used as benchmarks are the rate on Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate. This update provides that the Fed Funds Effective Swap Rate (OIS) can also be used as a benchmark rate in U.S. hedge accounting. The amendment update is effective for any hedging relationships entered into after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), was created to eliminate the differences in presenting unrecognized tax benefits. This update specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at a reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment update is effective as of December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial condition, liquidity or results of operations.

3. Acquisition

On May 31, 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator (Greenlight), which is being accounted for as a business combination. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was approximately $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. In a separate transaction, Nationstar acquired approximately $98.0 million in UPB of mortgage loans from Greenlight. These loans were purchased in the normal course of business and have been or will be sold. The cash flows from the loan purchase has been included in operating activities. Additionally, in October 2013, Nationstar acquired certain MSRs from Greenlight for an additional $2.2 million.

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

The table below presents the preliminary purchase price allocation of the estimated acquisition date fair values of the assets acquired and the liabilities assumed as of May 31, 2013 (in thousands):

Derivative financial instruments	$18,101
Equipment	3,561
Prepaid expenses and other assets	700
Payables and accrued liabilities	(589)
Net assets acquired	21,773
Estimated purchase price	75,700
Goodwill and intangibles	$53,927

To determine the fair value of derivative financial instruments, Nationstar utilized the exchange price or dealer market price for the particular derivative contract which the company classifies as Level 2 measurements in the fair value hierarchy (See Note 15 - Fair Value Measurements). The remaining assets acquired and liabilities assumed were estimated using unobservable inputs, which the Company classifies as Level 3 measurements in the fair value hierarchy.

The following table presents the unaudited pro forma combined revenues and net income as if Greenlight net assets had been acquired on January 1, 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues	$631,838	$324,604	$1,743,432	$749,599
Net Income	$81,885	$67,772	$283,447	$176,507

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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of September 30, 2013 and December 31, 2012 is presented in the following tables (in thousands):

	September 30, 2013		December 31, 2012
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$340,421	$—	$247,531	$—
Reverse mortgage interests	—	935,027	—	542,037
Accounts receivable	6,426,670	—	2,656,277	—
Mortgage loans held for investment, principally subject to nonrecourse debt	211,516	—	224,207	—
Derivative financial instruments	2,420	—	—	—
Other assets	2,481	—	2,039	—
Total Assets	$6,983,508	$935,027	$3,130,054	$542,037
LIABILITIES
Notes payable	$5,822,962	$—	$2,294,925	$—
Payables and accrued liabilities	5,779	—	3,415	—
Derivative financial instruments	—	—	6,118	—
Nonrecourse debt–Legacy Assets	92,099	—	100,620	—
Participating interest financing	—	996,255	—	580,836
Total Liabilities	$5,920,840	$996,255	$2,405,078	$580,836
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total collateral balances	$3,789,377	$4,134,513
Total certificate balances	3,804,846	4,136,316
Total mortgage servicing rights at fair value	31,523	30,940
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2013 or December 31, 2012, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	For the nine months ended
	September 30, 2013		September 30, 2012
	Principal Amount of Loans 60 Days or More Past Due	Actual Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Actual Credit Losses
Total securitization trusts	$1,183,582	$185,612	$1,060,797	$208,628

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Total securitization trusts	$9,515	$—	$6,317	$—	$29,219	$—	$22,149	$—

5. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the nine months ended September 30, 2013 and 2012 was approximately $282.4 million and $78.2 million, respectively. Income taxes paid for the nine months ended September 30, 2013 and 2012 was $112.4 million and $18.2 million, respectively.
6. Accounts Receivable
Accounts receivable consist primarily of advances made to securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.

Nationstar also acquires servicer advances in conjunction with the acquisition of mortgage servicing rights. Acquired servicer advances are recorded at their relative fair value amounts on the acquisition date, and any recorded discounts are accreted into interest income on a modified cost recovery method as the related servicer advances are recovered either through repayment from the borrower, liquidation of the underlying mortgage loans, or through a modification and recovery of the outstanding servicer advance balance from the securitization trust.
Accounts receivable consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Servicer advances, net of purchase discount $93,354 and $70,754, respectively	$7,004,323	$2,800,690
Accrued servicing fees	266,640	90,231
Receivables from trusts	95,238	39,029
Reverse mortgage servicer advances	78,574	28,448
Accrued interest	19,018	3,801
Other	111,819	81,407
Total accounts receivable	$7,575,612	$3,043,606

In conjunction with Nationstar's June 2012 acquisition of mortgage servicing rights from Aurora Bank FSB and Aurora Loan Services LLC (collectively Aurora), the Company acquired approximately $1.7 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded an $81.8 million purchase discount. In conjunction with the January 2013 Purchase Agreement, during the third quarter, Nationstar closed on certain MSRs and servicer advances with another financial institution. In conjunction with this transaction, the Company acquired approximately $3.6 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded a $60.1 million purchase discount. Nationstar accretes these purchase discounts into interest income as the related servicer advances are recovered. During the three and nine month periods ended September 30, 2013, the Company accreted $11.3 million and $22.5 million, respectively, of the purchase discounts from recovered servicer advances. Nationstar did not record any accretion of purchase discounts from recovered servicer advances during the three and nine month periods ended September 30, 2012.

7. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under ASC 825, Financial Instruments. In addition, Nationstar as servicer may exercise certain rights on loans serviced for Ginnie Mae to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. For any such loans that we have repurchased from Ginnie Mae pools that we intend to securitize or sell in the future, Nationstar has elected to measure these repurchased residential mortgage loans held for sale at fair value. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding forward sales commitments, calculated on an aggregate basis (see Note 15 – Fair Value Measurements). In connection with Nationstar's election to measure mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan origination fees, net of direct loan origination costs associated with these loans.

During the third quarter 2013, Nationstar exercised clean up calls on several private-label securitizations for which it was the master servicer. The loans were initially acquired at par and are held for sale. These loans, totaling $195.0 million, are carried at lower of cost or market until sold.
Mortgage loans held for sale consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans held for sale – unpaid principal balance	$3,749,424	$1,426,182
Mark-to-market adjustment	119,036	54,355
Total mortgage loans held for sale	$3,868,460	$1,480,537
Nationstar had $121.7 million mortgage loans held for sale on nonaccrual status at September 30, 2013 and no mortgage loans on a nonaccrual status at December 31, 2012. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that are in the process of modification and are expected to be subject to sale to a GSE upon completion.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the nine months ended
	September 30, 2013	September 30, 2012
Mortgage loans held for sale – beginning balance	$1,480,537	$458,626
Mortgage loans originated and purchased, net of fees	17,166,460	4,814,018
Proceeds on sale of and payments of mortgage loans held for sale	(14,780,987)	(4,567,974)
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and pending foreclosures	2,450	(1,456)
Mortgage loans held for sale – ending balance	$3,868,460	$703,214
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy Assets, net principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
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
Mortgage loans held for investment, principally subject to nonrecourse debt—Legacy Assets, net as of the dates indicated include (in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net – unpaid principal balance	$312,201	$354,154
Transfer discount
Accretable	(17,695)	(19,749)
Non-accretable	(78,981)	(91,108)
Allowance for loan losses	(2,144)	(4,390)
Total mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net	$213,381	$238,907

The changes in accretable yield on loans transferred to mortgage loans held for investment, principally subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Accretable Yield
Balance at the beginning of the period	$19,749	$22,392
Additions	—	—
Accretion	(2,465)	(3,548)
Reclassifications from (to) nonaccretable discount	411	905
Disposals	—	—
Balance at the end of the period	$17,695	$19,749
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.9 million for the year ended December 31, 2012 and $0.4 million for the nine months ended September 30, 2013. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

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

The following table provides the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of the dates indicated. Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.

	September 30, 2013	December 31, 2012
	(in thousands)
Credit Quality by Delinquency Status
Performing	$231,830	$260,219
Non-Performing	80,371	93,935
Total	$312,201	$354,154
Credit Quality by Loan-to-Value Ratio
Less than 60	$34,543	$39,436
Less than 70 and more than 60	14,657	16,581
Less than 80 and more than 70	22,979	20,890
Less than 90 and more than 80	25,586	27,988
Less than 100 and more than 90	27,098	32,570
Greater than 100	187,338	216,689
Total	$312,201	$354,154
Reverse mortgage interests

Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. During 2012, Nationstar acquired reverse mortgage servicing rights and funded but not securitized advances from third-parties. Nationstar recorded the assets acquired and obligations assumed at relative fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

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

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.

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
Reverse mortgage interests includes advances include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of September 30, 2013 and December 31, 2012,

Nationstar had $1,225.9 million and $750.3 million, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include (in thousands):

	September 30, 2013	December 31, 2012
UPB of advances previously securitized by Nationstar	$935,027	$542,037
UPB of advances not securitized	291,567	208,699
Allowance for losses - reverse mortgage interests	(728)	(463)
Total reverse mortgage interests	$1,225,866	$750,273
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.3 million for the nine months ended September 30, 2013 and $0.5 million for the year ended December 31, 2012.

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
The fair value of the MSRs is based upon the present value of the expected future contractual cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary fees and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs. Nationstar obtains third-party valuations for a majority of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.
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
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	September 30, 2013	December 31, 2012
Discount rate	14.99%	18.11%
Total prepayment speeds	20.93%	22.42%
Expected weighted-average life	4.74 years	4.12 years
Credit losses	25.82%	24.68%
Interest Rate Sensitive MSRs	September 30, 2013	December 31, 2012
Discount rate	10.58%	10.62%
Total prepayment speeds	10.05%	17.08%
Expected weighted-average life	7.41 years	5.19 years
Credit losses	10.08%	11.09%

In addition to the significant assumptions identified above that are utilized to value the MSR asset, Nationstar also makes numerous other assumptions. These assumptions are based on what market participants utilize when acquiring and valuing MSRs. These assumptions change periodically as market conditions change and occasionally assumptions that were previously considered to be insignificant change. During the third quarter 2013, Nationstar completed a portion of an MSR acquisition relating to non-conforming loans in private label securitizations (See Note 1). These MSRs are considered to be credit sensitive. In conjunction with recording these newly acquired MSRs and valuing the remaining MSRs included in private label securitizations, Nationstar included the expected ancillary income cash flows derived from disposition of the underlying collateral. Prior to the third quarter 2013, Nationstar considered these ancillary income cash flows to be insignificant in valuing its MSRs. Based on recent experience and level of activity, validated through discussions with certain third-party valuation firms and recent market activity, Nationstar believes that several key market participants now consider these cash flows in their valuations when acquiring and valuing MSR portfolios. This change in estimate increased pre-tax earnings in the third quarter 2013 by $94.5 million and earnings per share by $0.65.

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Fair value at the beginning of the period	$635,860	$251,050
Additions:
Servicing resulting from transfers of financial assets	177,583	58,607
Purchases of servicing assets	1,359,635	394,445
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	261,926	5,500
Other changes in fair value	(224,452)	(73,742)
Fair value at the end of the period	$2,210,552	$635,860
Unpaid principal balance of forward loans serviced for others
Credit sensitive loans	$254,591,900	$114,629,399
Interest sensitive loans	46,500,344	16,494,985
Total owned loans	$301,092,244	$131,124,384

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at September 30, 2013 and December 31, 2012 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2013
Mortgage servicing rights	$(60,926)	$(125,462)	$(103,052)	$(197,175)	$(105,957)	$(209,776)
December 31, 2012
Mortgage servicing rights	$(17,060)	$(34,419)	$(66,037)	$(124,995)	$(77,072)	$(157,433)

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
MSRs at amortized cost
Additionally, Nationstar owns servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.
As of September 30, 2013, Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.1 billion. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of income and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates and the expected weighted average life. At September 30, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income.

The activity of MSRs carried at amortized cost is as follows for the dates indicated (in thousands):

	Nine months ended		Year ended
	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$10,973	$83,238	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	12,415	89,800
Deductions:
Amortization/Accretion	(74)	(717)	(1,442)	(6,562)
Balance at end of the period	$10,899	$82,521	$10,973	$83,238
Total servicing and ancillary fees from Nationstar’s servicing portfolio (including subservicing) of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Servicing fees	$203,751	$129,283	$608,703	$276,014
Ancillary fees	109,650	35,355	183,507	84,893
Total servicing and ancillary fees	$313,401	$164,638	$792,210	$360,907

9. Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Collateral deposits on derivative instruments	$194,763	$10,920
Deferred financing costs	105,312	46,780
Loans subject to repurchase right from Ginnie Mae	98,066	72,156
Goodwill and other intangibles	61,350	—
Real estate owned (REO), net	45,020	10,467
Prepaid expenses	24,167	6,083
Receivables from affiliates	11,251	12,604
Deposits pending on mortgage servicing rights acquisitions	2,069	2,040
Deferred tax asset (see Note 14)	—	23,737
Other	1,845	8,146
Total other assets	$543,843	$192,933
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheet and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $98.1 million at September 30, 2013 and $72.2 million at December 31, 2012.
In January 2013, Nationstar acquired Equifax Settlement Services LLC (ESS) for a total purchase price of $12.5 million. In an initial purchase price allocation, Nationstar has recorded $7.5 million of goodwill and other intangible assets in other assets on its consolidated balance sheet.
Nationstar acquired Greenlight for an aggregate purchase price of $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. In its preliminary allocation, Nationstar has recorded $53.9 million of goodwill and other intangibles in other assets on its consolidated balance sheet.

10. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Reverse mortgage payables	$140,474	$103,068
Mortgage insurance premiums and reserves	138,601	77,967
Loans subject to repurchase from Ginnie Mae	98,066	72,156
Accrued interest	97,698	31,938
Government sponsored entities	84,719	27,071
MSR purchases payable including advances	83,150	14,243
Servicing payables	79,008	73,967
Taxes	77,273	50,908
Accrued bonus and payroll	64,734	58,083
Repurchase reserves	35,420	18,511
Debt financing payable	25,113	974
Other payables and accrued liabilities	336,243	102,545
Total payables and accrued liabilities	$1,260,499	$631,431

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
Total gain or loss recognized in income on interest rate swaps designated as cash flow hedges was approximately $0.1 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, a loss was recognized for approximately $0.4 million in other comprehensive income. No gain or loss was recognized in other comprehensive income for the same period ended September 30, 2012. For the nine months ended September 30, 2013, total gain recognized in income on interest rate swaps designated as cash flow hedges was approximately $0.2 million and $1.4 million of gain recognized in other comprehensive income. No gain or loss was recognized in both income and other comprehensive income for the same period ending September 30, 2012.

Associated with the Company's derivatives is $194.8 million and $10.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of September 30, 2013 and December 31, 2012, respectively.
The Effect of Derivative Instruments on the Statements of Income and Comprehensive Income
(in thousands)
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the nine months ended September 30, 2013
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$144,341	$2,386	$2,365
ASSETS
IRLCs	2013	8,149,546	279,642	122,658
Forward MBS trades	2013	641,505	1,315	427
LPCs	2013	453,774	8,943	7,690
Interest rate swaps and caps	2018	321,000	2,420	155
LIABILITIES
IRLCs	2013	345,098	3,143	(2,060)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2013-2017	456,404	1,120	726
Forward MBS trades	2013	11,327,667	201,118	(201,394)
LPCs	2013	20,212	468	(382)

For the year ended December 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$445	$21	$(613)
ASSETS
IRLCs	2013	4,921,963	150,048	138,746
Forward MBS trades	2013	977,900	888	888
LPCs	2013	112,624	1,253	1,253
LIABILITIES
Interest rate swaps and caps	2013-2015	726,168	6,120	420
Interest rate swaps on ABS debt	2013-2017	654,192	1,846	(1,414)
Forward MBS trades	2013	3,964,721	11,974	(6,144)
LPCs	2013	78,839	86	(86)

(1)	In January and June 2013, Nationstar terminated these interest rate swaps.

12. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	September 30, 2013		December 31, 2012
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$495,095	$576,446	$185,817	$206,622
Securities repurchase facility (2011)	11,620	55,603	11,774	55,603
2010-ABS advance financing facility	—	—	194,833	233,208
Nationstar Agency advance financing facility	863,116	928,742	476,091	549,284
MSR note	463	9,203	4,627	12,328
2012-AW agency advance financing facility	—	—	100,000	135,343
2012-C ABS advance financing facility	—	—	657,027	742,238
2012-R ABS advance financing facility	—	—	374,739	428,758
2012-W ABS advance financing facility	—	—	492,235	566,332
Reverse participations financing facility	78,494	96,111	65,943	76,455
MBS advance financing facility (2012)	229,700	279,160	—	—
Nationstar Mortgage Advance Receivable Trust	1,298,706	1,413,434	—	—
Nationstar Servicer Advance Receivables Trust 2013-BA	1,686,557	1,889,848	—	—
Nationstar Servicer Advance Receivables Trust 2013-CS	1,458,151	1,616,464	—	—
Nationstar Servicer Advance Receivable Trust 2013-BC	516,432	576,945	—	—
Originations Segment Notes Payable
$1.50 billion warehouse facility	1,375,575	1,471,887	356,104	371,836
$750 million warehouse facility	679,365	775,364	245,287	285,281
$700 million warehouse facility	228,209	237,141	—	—
$600 million warehouse facility	482,793	525,161	224,790	241,867
$500 million warehouse facility	218,528	228,776	87,747	91,403
$400 million warehouse facility	381,028	381,379	—	—
ASAP+ facility	—	—	124,572	124,596
Total notes payable	$10,003,832	$11,061,664	$3,601,586	$4,121,154
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
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of September 30, 2013, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
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
Nationstar Agency advance financing facility - In January 2013, Nationstar amended and restated the Agency Advance Financing Facility with a financial institution. This facility has a variable funding note (VFN) with the capacity to borrow up to $800.0 million and the interest rate is based on LIBOR plus a spread of 1.20% to 3.75% depending upon the class of the note. The maturity date of the VFN is October 2014. Nationstar also issued $300.0 million in term notes to institutional investors. The notes have a weighted average interest rate of 1.46% and a weighted average term of 3 years. The VFN and the term notes are secured by servicing advance receivables and the financing is nonrecourse to Nationstar.
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility was October 2013 and all outstanding balances had been repaid.
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

Nationstar Mortgage Advance Receivable Trust - In June 2013, Nationstar created an advance receivables trust with a number of financial institutions. This trust has variable funding notes (VFNs) with the capacity to borrow up to $1.075 billion. The interest rate on this financial instrument is based on LIBOR plus a spread of 1.15% to 5.30% depending on the class of the note. The maturity date of the VFN is June 2014. Nationstar also issued $1.0 billion of term notes to institutional investors. The notes have an average interest rate of 3.26% and mature in June 2014, June 2016 and June 2018. The VFN and the term notes are secured by servicing advance receivables and are nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013-BA - In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $2.0 billion with its interest rate based on LIBOR plus a spread of 2.50%. The maturity date is June 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013-CS - In July 2013, Nationstar created an advance receivables trust with a financial institution and added an additional financial institution to the facility in August 2013. This trust has the capacity to borrow up to $2.9 billion. The interest rate is based on LIBOR plus a spread of 2.00% to 3.25% . The maturity date of the facility is June 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013 - BC - In September 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $1.0 billion The interest rate is based on LIBOR plus a spread of 2.45% to 5.00% and the maturity date is September 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar.

Originations Segment Notes Payable
$1.50 billion warehouse facility - Nationstar has a MRA with a financial institution, which will expire in September 2014. This facility has a committed amount of $1.50 billion. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate based on LIBOR plus a spread of 2.25% to 3.25%, which varies based on the underlying transferred collateral.
$750 million warehouse facility - Nationstar executed a MRA with a financial institution, which will expire in January 2014. This facility has a committed amount of $1.25 billion until October 7, 2013. From October 8, 2013 through November 19, 2013, the facility has a committed amount of $898.5 million and thereafter, the facility will have a committed amount of $750.0 million. The MRA states that from time to time Nationstar may enter in transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50% which varies based on the underlying transferred collateral.
$700 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in August 2014. This facility has a committed amount of $350.0 million and an uncommitted amount of $350.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25%.
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
$500 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $300.0 million and an uncommitted amount of $200.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%.
$400 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $400.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50% to 4.25% which varies based on the underlying transferred collateral.
$75 million warehouse facility (HCM) - Home Community Mortgage LLC (HCM), an affiliate of Nationstar, has a MRA with a financial institution which will expire in September 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time HCM may enter into transactions in which HCM agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the the financial services company to transfer such mortgage loans or MBS to HCM at a certain date, or on demand by HCM, against the transfer of funds from HCM. The interest rate is based on LIBOR plus a spread of 2.50% to 3.25% which varies based on the underlying transferred collateral.
$75 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.75% to 4.25% which varies based on the underlying transferred collateral.
ASAP + facility - Nationstar has executed As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	September 30, 2013	December 31, 2012
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$282,784	$281,676
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	—
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	379,561	380,232
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,657	400,727
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	606,110	—
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	—
Total	$2,444,112	$1,062,635
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
In July 2013, Nationstar completed the offering of $250.0 million of unsecured senior notes, with a maturity date of August 2018. In September 2013, as an add on to the unsecured senior notes issued in July 2013, Nationstar completed the offering of $225.0 million of unsecured senior notes. These notes were issued at par. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act of 1933, as amended.
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
As of September 30, 2013, the expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2014	$—
2015	285,000
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,435,000
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below (in thousands):

	September 30, 2013	December 31, 2012
Nonrecourse debt - Legacy Assets	$92,099	$100,620
Excess spread financing - fair value	946,614	288,089
Participating interest financing	996,255	580,836
Total	$2,034,968	$969,545

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $92.1 million and $100.6 million at September 30, 2013, and December 31, 2012, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $311.0 million and $336.9 million at September 30, 2013 and December 31, 2012, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $107.1 million and $117.1 million at September 30, 2013 and December 31, 2012, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings with certain entities formed by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. In September 2013, Nationstar increased New Residential's specified percentage of the excess cash flows in several of the Portfolios for $54.5 million.
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

Nationstar has elected fair value accounting for these financing agreements.The total carrying amount of the outstanding excess spread financing agreements was $946.6 million and $288.1 million at September 30, 2013 and December 31, 2012, respectively. The total outstanding principal balance was $896.4 million and $283.8 million at September 30, 2013 and December 31, 2012.

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2013
Excess spread financing	$22,105	$49,635	$33,115	$60,331	$15,531	$21,802
December 31, 2012
Excess spread financing	$7,978	$16,404	$10,654	$22,240	$5,538	$11,075

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
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 7.02%. The participating interest financing was $996.3 million and $580.8 million at September 30, 2013 and December 31, 2012, respectively.
Financial Covenants
As of September 30, 2013, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These financial covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

13. General and Administrative Expenses
General and administrative expenses consist of the following for the dates indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Servicing	$61,231	$9,428	$167,883	$39,831
Advertising	22,927	1,522	35,412	3,569
Outsourcing	20,931	3,111	56,429	7,099
Legal and professional fees	20,071	18,251	55,894	32,818
Appraisal	12,101	328	28,913	817
Loan processing charges	9,771	1,424	25,569	4,223
Depreciation and amortization	6,995	2,973	16,686	6,358
Other	33,490	14,548	85,455	32,392
Total general and administrative expenses	$187,517	$51,585	$472,241	$127,107

14. Income Taxes
Income tax expense was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Tax expense	$50,187	$24,714	$164,233	$40,639

Effective tax rate	38.0%	30.98%	38.0%	22.31%

The financial statements for the period January 1, 2012 up to the Reorganization do not include income tax expense or benefit or any current or deferred income tax assets or liabilities. Nationstar Inc.'s corporate subsidiaries were subject to income taxes prior to the Reorganization; however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes.
The Company had a net deferred tax liability of $42.2 million at September 30, 2013 and a net deferred tax asset of $23.7 million at December 31, 2012. A valuation allowance of $45.6 million was recorded against deferred tax assets at September 30, 2013 and December 31, 2012 as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

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
Mortgage Loans Held for Sale – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value. In addition, the Company may acquire mortgage loans held for sale from various securitization trusts for which it acts as servicer through the exercise of various clean-up call options as permitted through the respective pooling and servicing agreements. The Company has elected to account for these loans at the lower of cost or market.
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
Mortgage Loans Held for Investment, principally subject to nonrecourse debt – Legacy Assets – Nationstar determines the fair value of loans held for investment, principally subject to nonrecourse debt – Legacy Assets using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights – Fair Value – Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary fees and credit losses. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2013 being mortgage prepayment speeds of 11.7%, average life of 4.8 years, and discount rate of 14.3%. Key assumptions at December 31, 2012, were mortgage prepayment speeds of 14.0%, average life of 4.2 years and discount rate of 15.0%. Changes in fair value of the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate
For the nine months ended September 30, 2013
Low	5.6%	3.3 years	10.1%
High	19.0%	5.8 years	20.0%
For the year ended December 31, 2012
Low	9.4%	3.0 years	13.6%
High	22.4%	4.5 years	15.5%
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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		September 30, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$3,673,483	$—	$3,673,483	$—
Mortgage servicing rights – fair value(1)	2,210,552	—	—	2,210,552
Other assets:
IRLCs	279,642	—	279,642	—
Forward MBS trades	1,315	—	1,315	—
LPCs	8,943	—	8,943	—
Interest rate swaps and caps	2,420	—	2,420	—
Total assets	$6,176,355	$—	$3,965,803	$2,210,552
LIABILITIES
Derivative financial instruments
IRLCs	$3,143	$—	$3,143	$—
Interest rate swaps on ABS debt	1,120	—	1,120	—
Forward MBS trades	201,118	—	201,118	—
LPCs	468	—	468	—
Excess spread financing (at fair value)	946,614	—	—	946,614
Total liabilities	$1,152,463	$—	$205,849	$946,614
		December 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,480,537	$—	$1,480,537	$—
Mortgage servicing rights – fair value(1)	635,860	—	—	635,860
Other assets:
IRLCs	150,048	—	150,048	—
Forward MBS trades	888	—	888	—
LPCs	1,253	—	1,253	—
Total assets	$2,268,586	$—	$1,632,726	$635,860
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,120	$—	$6,120	$—
Interest rate swaps on ABS debt	1,846	—	1,846	—
Forward MBS trades	11,974	—	11,974	—
LPCs	86	—	86	—
Excess spread financing (at fair value)	288,089	—	—	288,089
Total liabilities	$308,115	$—	$20,026	$288,089

(1)	Based on the nature and risks of these assets, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended September 30, 2013	Mortgage servicing rights	Excess spread financing
Beginning balance	1,616,421	$570,495
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	14,257	(14,443)
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	483,620	—
Issuances	96,254	426,417
Sales	—	—
Settlements	—	(35,855)
Ending balance	2,210,552	$946,614

	ASSETS	LIABILITIES
For the nine months ended September 30, 2013	Mortgage servicing rights	Excess spread financing
Beginning balance	$635,860	$288,089
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	37,474	33,229
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	1,359,635	—
Issuances	177,583	709,146
Sales	—	—
Settlements	—	(83,850)
Ending balance	$2,210,552	$946,614

	ASSETS	LIABILITIES
For the year ended December 31, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(68,242)	10,683
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	394,445	—
Issuances	58,607	272,676
Sales	—	—
Settlements	—	(39,865)
Ending balance	$635,860	$288,089

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended September 30, 2013
Assets
REO(1)	$—	$—	$45,020	$45,020	$(10,164)
Total assets	$—	$—	$45,020	$45,020	$(10,164)
Nine months ended September 30, 2013
Assets
REO(1)	$—	$—	$45,020	$45,020	$(13,363)
Total assets	$—	$—	$45,020	$45,020	$(13,363)
Year ended December 31, 2012
Assets
REO(1)	$—	$—	$10,467	$10,467	$(2,864)
Total assets	$—	$—	$10,467	$10,467	$(2,864)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	September 30, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$275,251	$275,251	$—	$—
Restricted cash	741,689	741,689	—	—
Mortgage loans held for sale	3,868,460	—	3,868,460	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	213,381	—	—	187,431
Reverse mortgage interests	1,225,866	—	1,272,988	—
Derivative financial instruments	292,320	—	292,320	—
Financial liabilities:
Notes payable	10,003,832	—	—	10,003,832
Unsecured senior notes	2,444,112	2,476,453	—	—
Derivative financial instruments	205,849	—	205,849	—
Nonrecourse debt - Legacy assets	92,099	—	—	96,876
Excess spread financing	946,614	—	—	946,614
Participating interest financing	996,255	—	1,041,276	—
	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,649	$152,649	$—	$—
Restricted cash	393,190	393,190	—	—
Mortgage loans held for sale	1,480,537	—	1,480,537	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	238,907	—	—	220,755
Reverse mortgage interests	750,273	—	805,650	—
Derivative financial instruments	152,189	—	152,189	—
Financial liabilities:
Notes payable	3,601,586	—	—	3,601,586
Unsecured senior notes	1,062,635	1,151,997	—	—
Derivative financial instruments	20,026	—	20,026	—
Nonrecourse debt - Legacy assets	100,620	—	—	102,492
Excess spread financing	288,089	—	—	288,089
Participating interest financing	580,836	—	593,741	—

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
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management of 1,191,117 shares and also to non-employee directors of

85,716 shares. As permitted under the 2012 Plan, certain participants have surrendered a portion of their Nationstar Inc. common stock to Nationstar Inc. in payment of a portion of their federal tax withholdings on their vested shares. Participants paid the remainder of their required tax payments with cash. As a result of the above activity, 168,283 shares of Nationstar Inc. common shares are held in treasury at their cost of $6.6 million.
The following table summarizes information about our restricted stock as of September 30, 2013 under the 2012 Plan (shares in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted stock granted in conjunction with the initial public offering in March 2012	1,277	$14.00	1.4
Grants issued subsequent to public offering	69	$29.95	1.8
Forfeited	(53)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	303	$37.74	2.5
Forfeited	(35)
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at September 30, 2013	1,393
Restricted stock unvested and expected to vest	917
Restricted stock vested and payable at September 30, 2013	—
The following table summarizes the expected future vesting schedule of the restricted stock grants (in thousands):

	2013	2014	2015	2016
Restricted stock expected to vest	—	417	417	83
In addition to the 2012 Plan, Nationstar management also had interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants surrendered a portion of their Nationstar Inc. common stock to Nationstar in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar held 212,156 shares of Nationstar Inc. common shares at their cost of $4.6 million. These shares were reflected in Nationstar Inc.'s consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares were cancelled by the Company during the third quarter of 2013.
Total compensation expense, net of forfeitures, for the 2012 Plan for the three and nine months ended September 30, 2013 was $2.4 million and $8.1 million, respectively. Total compensation expense, net of forfeitures, for the 2012 Plan and the predecessor plan recognized for the three and nine months ended September 30, 2012 was $2.6 million and $10.7 million, respectively. Nationstar expects to recognize $2.4 million of compensation expense in the last three months of 2013, $5.1 million in 2014, $1.7 million in 2015 and $0.2 million in 2016.

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
18. Capital Requirements

Certain Agencies have minimum adjusted net worth (capital) requirements to be an approved seller servicer for the applicable Agency. To the extent that these requirements are not met, the applicable Agency may, at its option, utilize a range of remedies ranging from sanctions, suspension or termination of the selling and servicing agreements, which would prohibit future origination or securitization of mortgage loans or being an approved seller servicer for the applicable Agency. Based on our calculations of these net worth requirements and discussions with certain Agencies, Nationstar can originate and securitize mortgage loans and is an approved seller servicer.
Additionally, Nationstar is required to maintain a base minimum tangible net worth of at least $400.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2013, Nationstar was in compliance with these minimum tangible net worth requirements.

19. Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, Nationstar, Inc. and its affiliates are routinely named as defendants in or parties to pending or threatened legal actions or proceedings, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract or other laws, including the Fair Debt Collection Practices Act. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims, and may continue to receive such claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans, included in securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. The certification of any putative class action could substantially increase our exposure to damages.
Further, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Such inquiries may include those into servicer foreclosure processes and procedures, lender-placed insurance and originations. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity and financial position.

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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $6.2 million and $14.2 million were included in general and administrative expense on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013, respectively, and $3.5 million and $9.7 million for the three and nine months ended September 30, 2012, respectively, were included in general and administrative expense on the consolidated statements of income and comprehensive income.
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

On September 20, 2013, the Company received a letter from the New York State Department of Financial Services with respect to three consumer complaints involving loans that were not funded on their scheduled closing dates that have subsequently funded. The letter requires that we provide certain financial and other information regarding the monthly funding of our loan originations. We intend to comply with this request for information. We do not expect this development to have a significant effect on our results of operations or financial position.

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 11 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $28.1 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At September 30, 2013, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.4 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies
In June 2011, Nationstar entered into an agreement to subservice loans for a financial services company. Nationstar began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, Nationstar can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, Nationstar is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, Nationstar would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which Nationstar determines that a liability is expected to be incurred. At no time since June 2011 has Nationstar estimated that a liability existed under this agreement. In September 2013, the agreement was amended, and among other things, this arrangement was eliminated.

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
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended September 30, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$357,276	$—	$357,276	$549	$(16,146)	$341,679
Other fee income	61,036	23,117	84,153	50	—	84,203
Total fee income	418,312	23,117	441,429	599	(16,146)	425,882
Gain/(loss) on mortgage loans held for sale	124	190,186	190,310	(101)	15,747	205,956
Total revenues	418,436	213,303	631,739	498	(399)	631,838
Total expenses and impairments	200,369	183,030	383,399	12,455	—	395,854
Other income (expense):
Interest income	31,844	28,184	60,028	3,476	399	63,903
Interest expense	(119,138)	(45,569)	(164,707)	(3,508)	—	(168,215)
Gain on interest rate swaps and caps	94	—	94	306	—	400
Total other income (expense)	(87,200)	(17,385)	(104,585)	274	399	(103,912)
Income (loss) before taxes	$130,867	$12,888	$143,755	$(11,683)	$—	$132,072
Depreciation and amortization	$4,106	$2,232	$6,338	$657	$—	$6,995
Total assets	11,011,341	5,288,151	16,299,492	768,580	—	17,068,072

	Three months ended September 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$142,376	$—	$142,376	$548	$(442)	$142,482
Other fee income	7,190	(4,055)	3,135	(6)		3,129
Total fee income	149,566	(4,055)	145,511	542	(442)	145,611
Gain on mortgage loans held for sale	—	139,259	139,259	—	—	139,259
Total revenues	149,566	135,204	284,770	542	(442)	284,870
Total expenses and impairments	95,296	56,481	151,777	3,051	—	154,828
Other income (expense):
Interest income	5,566	6,161	11,727	4,395	442	16,564
Interest expense	(53,830)	(7,738)	(61,568)	(3,447)	—	(65,015)
Loss on equity method investment	(733)	—	(733)	—	—	(733)
Gain (loss) on interest rate swaps and caps	236	—	236	(1,313)	—	(1,077)
Total other income (expense)	(48,761)	(1,577)	(50,338)	(365)	442	(50,261)
Income (loss) before taxes	$5,509	$77,146	$82,655	$(2,874)	$—	$79,781
Depreciation and amortization	$2,006	$766	$2,772	$201	$—	$2,973
Total assets	4,470,896	1,079,521	5,550,417	390,814	—	5,941,231

	Nine months ended September 30, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$848,291	$—	$848,291	$1,491	$(47,198)	$802,584
Other fee income	150,489	36,479	186,968	(91)		186,877
Total fee income	998,780	36,479	1,035,259	1,400	(47,198)	989,461
Gain/(loss) on mortgage loans held for sale	(61)	631,212	631,151	—	45,953	677,104
Total revenues	998,719	667,691	1,666,410	1,400	(1,245)	1,666,565
Total expenses and impairments	531,936	444,049	975,985	28,291	—	1,004,276
Other income (expense):
Interest income	67,066	66,071	133,137	11,566	1,245	145,948
Interest expense	(278,452)	(87,543)	(365,995)	(12,505)	—	(378,500)
Gain on interest rate swaps and caps	1,466	—	1,466	991	—	2,457
Total other income (expense)	(209,920)	(21,472)	(231,392)	52	1,245	(230,095)
Income (loss) before taxes	$256,863	$202,170	$459,033	$(26,839)	$—	$432,194
Depreciation and amortization	$10,077	$4,979	$15,056	$1,630	$—	$16,686
Total assets	11,011,341	5,288,151	16,299,492	768,580	—	17,068,072

	Nine months ended September 30, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$316,577	$—	$316,577	$1,785	$(1,363)	$316,999
Other fee income	21,055	1,665	22,720	(134)		22,586
Total fee income	337,632	1,665	339,297	1,651	(1,363)	339,585
Gain on mortgage loans held for sale	—	312,094	312,094	—	22	312,116
Total revenues	337,632	313,759	651,391	1,651	(1,341)	651,701
Total expenses and impairments	228,182	132,935	361,117	20,660	—	381,777
Other income (expense):
Interest income	10,953	14,719	25,672	14,145	1,363	41,180
Interest expense	(99,053)	(15,529)	(114,582)	(11,304)	(22)	(125,908)
Loss on equity method investment	(1,327)	—	(1,327)	—	—	(1,327)
Gain (loss) on interest rate swaps and caps	424	—	424	(2,126)	—	(1,702)
Total other income (expense)	(89,003)	(810)	(89,813)	715	1,341	(87,757)
Income (loss) before taxes	$20,447	$180,014	$200,461	$(18,294)	$—	$182,167
Depreciation and amortization	$4,104	$1,669	$5,773	$585	$—	$6,358
Total assets	4,470,896	1,079,521	5,550,417	390,814	—	5,941,231

21. Guarantor Financial Statement Information
As of September 30, 2013, Nationstar and Nationstar Capital Corporation have issued $2.4 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2013 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$262,408	$775	$12,068	$—	$275,251
Restricted cash	—	419,742	2,457	319,490	—	741,689
Accounts receivable	—	7,545,024	29,415	1,173	—	7,575,612
Mortgage loans held for sale	—	3,868,460	—	—	—	3,868,460
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	1,865	—	211,516	—	213,381
Reverse mortgage interests	—	1,225,866	—	—	—	1,225,866
Mortgage servicing rights	—	2,221,451	—	—	—	2,221,451
Investment in subsidiaries	1,015,946	173,518	—	—	(1,189,464)	—
Property and equipment, net	—	107,947	1,248	1,004	—	110,199
Derivative financial instruments	—	289,901	—	2,419	—	292,320
Other assets	20,345	518,881	156,427	5,371,746	(5,523,556)	543,843
Total assets	$1,036,291	$16,635,063	$190,322	$5,919,416	$(6,713,020)	$17,068,072
Liabilities and stockholders’ equity
Notes payable	$—	$4,178,821	$—	$5,825,011	$—	$10,003,832
Unsecured senior notes	—	2,444,112	—	—	—	2,444,112
Payables and accrued liabilities	—	1,272,853	12,769	6,341	(31,464)	1,260,499
Payables to affiliates	—	5,492,092	—	—	(5,492,092)	—
Derivative financial instruments	—	205,849	—	—	—	205,849
Mortgage servicing liability	—	82,521	—	—	—	82,521
Other nonrecourse debt	—	1,942,869	—	92,099	—	2,034,968
Total liabilities	—	15,619,117	12,769	5,923,451	(5,523,556)	16,031,781
Total equity	1,036,291	1,015,946	177,553	(4,035)	(1,189,464)	1,036,291
Total liabilities and equity	$1,036,291	$16,635,063	$190,322	$5,919,416	$(6,713,020)	$17,068,072

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$357,832	$—	$—	$(16,153)	$341,679
Other fee income	—	23,404	58,780	2,019	—	84,203
Total fee income	—	381,236	58,780	2,019	(16,153)	425,882
Gain on mortgage loans held for sale	—	190,202	—	—	15,754	205,956
Total Revenues	—	571,438	58,780	2,019	(399)	631,838
Expenses and impairments:
Salaries, wages and benefits	—	181,366	11,799	93	—	193,258
General and administrative	—	167,409	19,566	542	—	187,517
Loss on foreclosed real estate and other	—	5,221	—	4,277	—	9,498
Occupancy	—	5,237	344	—	—	5,581
Total expenses and impairments	—	359,233	31,709	4,912	—	395,854
Other income (expense):
Interest income	—	60,150	—	3,354	399	63,903
Interest expense	—	(132,701)	—	(35,514)	—	(168,215)
Gain/(Loss) on interest rate swaps and caps	—	306	—	94	—	400
Gain/(loss) from subsidiaries	81,885	(7,888)	—	—	(73,997)	—
Total other income (expense)	81,885	(80,133)	—	(32,066)	(73,598)	(103,912)
Income before taxes	81,885	132,072	27,071	(34,959)	(73,997)	132,072
Income tax expense/(benefit)	—	50,187	—	—	—	50,187
Net income/(loss)	81,885	81,885	27,071	(34,959)	(73,997)	81,885
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	(407)	—	(407)
Comprehensive income / (loss)	$81,885	$81,885	$27,071	$(35,366)	$(73,997)	$81,478

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$849,789	$—	$—	$(47,205)	$802,584
Other fee income	—	37,800	146,791	2,286	—	186,877
Total fee income	—	887,589	146,791	2,286	(47,205)	989,461
Gain on mortgage loans held for sale	—	631,144	—	—	45,960	677,104
Total Revenues	—	1,518,733	146,791	2,286	(1,245)	1,666,565
Expenses and impairments:
Salaries, wages and benefits	—	470,020	29,762	93	—	499,875
General and administrative	—	425,268	46,378	595	—	472,241
Loss on foreclosed real estate and other	—	9,288	—	4,075	—	13,363
Occupancy	—	18,038	759	—	—	18,797
Total expenses and impairments	—	922,614	76,899	4,763	—	1,004,276
Other income (expense):
Interest income	—	133,834	—	10,869	1,245	145,948
Interest expense	—	(299,225)	—	(79,275)	—	(378,500)
Gain/(Loss) on interest rate swaps and caps	—	726	—	1,731	—	2,457
Gain/(loss) from subsidiaries	267,961	740	—	—	(268,701)	—
Total other income (expense)	267,961	(163,925)	—	(66,675)	(267,456)	(230,095)
Income before taxes	267,961	432,194	69,892	(69,152)	(268,701)	432,194
Income tax expense/(benefit)	—	164,233	—	—	—	164,233
Net income/(loss)	267,961	267,961	69,892	(69,152)	(268,701)	267,961
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	1,412	—	1,412
Comprehensive income / (loss)	$267,961	$267,961	$69,892	$(67,740)	$(268,701)	$269,373

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$267,961	$267,961	$69,892	$(69,152)	$(268,701)	$267,961
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(267,961)	(740)	—	—	268,701	—
Share-based compensation	—	8,140	—	—	—	8,140
Loss on foreclosed real estate and other	—	9,288	—	4,075	—	13,363
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	(726)	—	(1,731)	—	(2,457)
Fair value changes in excess spread financing	—	33,229	—	—	—	33,229
Depreciation and amortization	—	15,987	651	48	—	16,686
Change in fair value of mortgage servicing rights	—	(38,117)	—	—	—	(38,117)
Amortization (accretion) of premiums/discounts	—	40,937	—	(1,676)	—	39,261
Gain on mortgage loans held for sale	—	(631,144)	—	—	(45,960)	(677,104)
Mortgage loans originated and purchased, net of fees	—	(17,166,460)	—	—	—	(17,166,460)
Proceeds on sale of and payments of mortgage loans held for sale	—	15,314,755	—	15,771	45,960	15,376,486
Net tax effect of stock grants	—	(2,660)	—	—	—	(2,660)
Cash settlement on derivative financial instruments	—	—	—	(4,544)	—	(4,544)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	(68,473)	(27,589)	(58)	—	(96,120)
Reverse mortgage funded advances	—	(460,534)	—	—	—	(460,534)
Other assets	3,894	3,076,784	(50,016)	(3,379,816)	17,299	(331,855)
Payable and accrued liabilities	—	507,301	10,954	2,105	(17,299)	503,061
Net cash provided by/(used in) operating activities	3,894	905,528	3,892	(3,434,978)	—	(2,521,664)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(45,767)	(1,064)	(1,052)	—	(47,883)
Deposit on reverse mortgage servicing rights, net	—	(15,059)	—	—	—	(15,059)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	—	(2,331,658)	—	—	—	(2,331,658)
Proceeds from sales of REO	—	60,389	—	—	—	60,389
Business Acquisition		(78,200)				(78,200)
Net cash used in investing activities	—	(2,410,295)	(1,064)	(1,052)	—	(2,412,411)
Financing activities:
Issuance of unsecured senior notes	—	1,365,244	—	—	—	1,365,244
Transfers to/from restricted cash	—	(274,085)	(2,454)	(71,960)	—	(348,499)
Issuance of participating interest financing	—	422,787	—	—	—	422,787
Issuance of excess spread financing	—	707,640	—	—	—	707,640
Increase (decrease) in notes payable, net	—	(487,360)	—	3,529,983	—	3,042,623
Repayment of nonrecourse debt–Legacy assets	—	—	—	(9,925)	—	(9,925)
Repayment of excess servicing spread financing	—	(77,505)	—	—	—	(77,505)
Debt financing costs	—	(46,784)	—	—	—	(46,784)
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Contributions from joint venture members to noncontrolling interests	—	4,990	—	—	—	4,990
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Net cash provided by/(used in) financing activities	(3,894)	1,614,927	(2,454)	3,448,098	—	5,056,677
Net increase/(decrease) in cash	—	110,160	374	12,068	—	122,602
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$262,408	$775	$12,068	$—	$275,251

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$152,248	$401	$—	$—	$152,649
Restricted cash	—	145,657	3	247,530	—	393,190
Accounts receivable	—	3,040,666	1,826	1,114	—	3,043,606
Mortgage loans held for sale	—	1,480,537	—	—	—	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	14,700	—	224,207	—	238,907
Reverse mortgage interests	—	750,273	—	—	—	750,273
Mortgage servicing rights	—	646,833	—	—	—	646,833
Investment in subsidiaries	728,908	149,188	—	—	(878,096)	—
Property and equipment, net	—	74,191	835	—	—	75,026
Derivative financial instruments	—	152,189	—	—	—	152,189
Other assets	28,774	159,976	94,202	1,987,883	(2,077,902)	192,933
Total assets	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143
Liabilities and members’ equity
Notes payable	$—	$1,306,557	$—	$2,295,029	$—	$3,601,586
Unsecured senior notes	—	1,062,635	—	—	—	1,062,635
Payables and accrued liabilities	—	640,369	1,815	3,383	(14,136)	631,431
Payables to affiliates	—	2,063,766	—	—	(2,063,766)	—
Derivative financial instruments	—	12,060	—	7,966		20,026
Mortgage servicing liability	—	83,238	—	—	—	83,238
Other nonrecourse debt	—	868,925	—	100,620	—	969,545
Total liabilities	—	6,037,550	1,815	2,406,998	(2,077,902)	6,368,461
Total equity	757,682	728,908	95,452	53,736	(878,096)	757,682
Total liabilities and equity	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$142,317	$—	$607	$(442)	$142,482
Other fee income	—	(3,939)	6,947	121	—	3,129
Total fee income	—	138,378	6,947	728	(442)	145,611
Gain on mortgage loans held for sale	—	139,259	—	—	—	139,259
Total revenues	—	277,637	6,947	728	(442)	284,870
Expenses and impairments:
Salaries, wages and benefits	—	96,121	1,986	—	—	98,107
General and administrative	—	50,573	401	611	—	51,585
Loss on foreclosed real estate	—	884	—	(1,389)	—	(505)
Occupancy	—	5,641	—	—	—	5,641
Total expenses and impairments	—	153,219	2,387	(778)	—	154,828
Other income / (expense):
Interest income	—	11,482	—	4,640	442	16,564
Interest expense	—	(43,000)	—	(22,015)	—	(65,015)
Loss on equity method investments	—	(733)	—	—	—	(733)
Gain/(loss) on interest rate swaps and caps	—	(389)	—	(688)	—	(1,077)
Gain / (loss) from subsidiaries	49,931	(11,997)	—	—	(37,934)	—
Total other income / (expense)	49,931	(44,637)	—	(18,063)	(37,492)	(50,261)
Income before taxes	49,931	79,781	4,560	(16,557)	(37,934)	79,781
Income tax (expense)/benefit	5,136	(29,850)	—	—	—	(24,714)
Net income (loss)	55,067	49,931	4,560	(16,557)	(37,934)	55,067
Other comprehensive income, net of tax:
Change in value of cash flow hedges	—	—	—	423	—	423
Comprehensive income / (loss)	$55,067	$49,931	$4,560	$(16,134)	$(37,934)	$55,490

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$312,816	$—	$5,546	$(1,363)	$316,999
Other fee income	—	1,637	20,596	353	—	22,586
Total fee income	—	314,453	20,596	5,899	(1,363)	339,585
Gain on mortgage loans held for sale	—	312,116	—	—	—	312,116
Total revenues	—	626,569	20,596	5,899	(1,363)	651,701
Expenses and impairments:
Salaries, wages and benefits	—	231,709	6,810	—	—	238,519
General and administrative	—	119,772	1,778	5,557	—	127,107
Loss on foreclosed real estate	—	1,008	—	3,850	—	4,858
Occupancy	—	11,293	—	—	—	11,293
Total expenses and impairments	—	363,782	8,588	9,407	—	381,777
Other income / (expense):
Interest income	—	25,036	—	14,781	1,363	41,180
Interest expense	—	(89,832)	—	(36,076)	—	(125,908)
Loss on equity method investments	—	(1,327)	—	—	—	(1,327)
Gain/(loss) on interest rate swaps and caps	—	(1,201)	—	(501)	—	(1,702)
Gain / (loss) from subsidiaries	114,591	(13,331)	—	—	(101,260)	—
Total other income / (expense)	114,591	(80,655)	—	(21,796)	(99,897)	(87,757)
Income before taxes	114,591	182,132	12,008	(25,304)	(101,260)	182,167
Income tax (expense)/benefit	26,937	(67,541)	(5)	(30)	—	(40,639)
Net income / (loss)	141,528	114,591	12,003	(25,334)	(101,260)	141,528
Other comprehensive income, net of tax:
Reclassification adjustment for gain (loss) included in earnings	—	—	—	423	—	423
Change in value of cash flow hedges	—	—	—	(423)	—	(423)
Comprehensive income / (loss)	$141,528	$114,591	$12,003	$(25,334)	$(101,260)	$141,528

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$141,528	$114,591	$12,003	$(25,334)	$(101,260)	$141,528
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:	—
(Gain)/loss from subsidiaries	(114,591)	13,331	—	—	101,260	—
Share-based compensation	—	10,665	—	—	—	10,665
Loss on foreclosed real estate and other	—	1,008	—	3,850	—	4,858
Loss on equity method investments	—	1,327	—	—	—	1,327
(Gain)/loss on ineffectiveness on interest rate swaps and cap	—	1,201	—	501	—	1,702
Fair value changes in excess spread financing	—	5,050	—	—	—	5,050
Depreciation and amortization	—	6,315	43	—	—	6,358
Fair value changes and amortization/accretion of mortgage servicing rights	—	39,534	—	—	—	39,534
Amortization (accretion) of premiums/discounts	—	16,262	—	(2,163)	—	14,099
(Gain)/loss on sale of mortgage loans	—	(312,116)	—	—	—	(312,116)
Mortgage loans originated and purchased, net of fees	—	(4,814,018)	—	—	—	(4,814,018)
Proceeds on sale of and payments of mortgage loans held for sale	—	4,761,946	—	7,371	—	4,769,317
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	(546,934)	7	278,533	—	(268,394)
Reverse mortgage funded advances	—	(317,272)	—	—	—	(317,272)
Other assets	(29,783)	1,491,543	(11,979)	(1,614,018)	29,783	(134,454)
Payable and accrued liabilities	2,846	259,694	—	(832)	(29,783)	231,925
Net cash provided by/(used in) operating activities	—	732,127	74	(1,352,092)	—	(619,891)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(20,699)	—	—	—	(20,699)
Purchase of reverse mortgage interests	—	—	—	—	—	—
Cash proceeds from assumption of reverse mortgage servicing rights, net	—	(31,169)	—	—	—	(31,169)
Deposit on/purchase of forward mortgage servicing rights, net of liabilities incurred	—	(2,024,019)	—	—	—	(2,024,019)
Loan repurchases from Ginnie Mae	—	(6,856)	—	—	—	(6,856)
Proceeds from sales of REO	—	4,485	—	3,949	—	8,434
Net cash provided by/(used in) investing activities	—	(2,078,258)	—	3,949	—	(2,074,309)

Financing activities:
Issuance of unsecured senior notes	—	781,196	—	—	—	781,196
Transfers to/from restricted cash	—	(83,674)	—	(103,685)	—	(187,359)
Issuance of common stock, net of IPO issuance costs	246,700	—	—	—	—	246,700
Issuance of participating interest financing	—	416,303	—	—	—	416,303
Issuance of excess spread financing	—	215,570	—	—	—	215,570
Increase (decrease) in notes payable	—	195,003	—	1,464,134	—	1,659,137
Repayment of nonrecourse debt–Legacy assets	—	—	—	(12,306)	—	(12,306)
Repayment of excess servicing spread financing	—	(12,981)	—	—	—	(12,981)
Distribution to subsidiaries	(246,700)	—			246,700	—
Contribution of parent	—	246,700	—	—	(246,700)	—
Debt financing costs	—	(43,690)	—	—	—	(43,690)
Net cash provided by financing activities	—	1,714,427	—	1,348,143	—	3,062,570
Net increase/(decrease) in cash	—	368,296	74	—	—	368,370
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$430,497	$318	$—	$—	$430,815

22. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Nationstar maintains a marketing agreement with Springleaf Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage origination products to customers of Springleaf, and is compensated by the origination fees of loans that Nationstar refinances.
Additionally, Nationstar has several agreements to act as the loan subservicer for Springleaf totaling $3.1 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended September 30, 2013 and 2012, Nationstar recognized revenue of $2.1 million and $2.4 million, respectively in additional servicing and other performance incentive fees related to these portfolios. For the nine months ended September 30, 2013 and 2012, Nationstar recognized revenue of $6.1 million and $7.5 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At September 30, 2013 and December 31,

2012, Nationstar had an outstanding receivable from Springleaf of $0.7 million and $0.7 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for three securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.9 billion and $1.0 billion, as of September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $1.1 million and $1.3 million, respectively. For the nine months ended September 30, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $3.5 million and $3.9 million, respectively.
Additionally, Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar retains all ancillary income associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above. In September 2013, Nationstar increased New Residential's specified percentage of the excess cash flows of several of the portfolios for an additional $54.5 million
The fair value on the outstanding liability related to these agreements was $946.6 million and $288.1 million at September 30, 2013 and December 31, 2012, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheet.
23. Related Party Disclosure
In March 2011, Nationstar entered into a limited partnership agreement with ANC Acquisition LLC (ANC). ANC was the parent company of National Real Estate Information Services, LP (NREIS), which through the ANC partnership Nationstar held a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provided title agency settlement or valuation services for loan originations and default management. As Nationstar was able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owned less than 50% of the voting interests, Nationstar applied the equity method of accounting. In March 2012 as part of the initial public offering restructuring, Nationstar assumed FIF’s 13% ownership in NREIS, increasing the total Nationstar investment to 35%. For the three months ended September 30, 2013, Nationstar disbursed no servicing-related advances and $4.6 million for the three months ended September 30, 2012. Nationstar disbursed servicing-related advances of $0.01 million and $12.4 million for the nine months ended September 30, 2013 and 2012, respectively.
Through the third quarter of 2012, Nationstar had recognized its portion of NREIS' loss on equity method investment of $1.3 million. During the fourth quarter of 2012, the management of NREIS made the decision to wind down its operations due to continuing poor financial results. Because of the decision to wind down operations and the financial condition of NREIS, Nationstar recorded additional losses amounting to $9.0 million. In addition to its initial investment, Nationstar, during May 2012, advanced NREIS $2.0 million for future services. Nationstar determined that these deposits would not be recovered and fully impaired this additional deposit. In order to effect an orderly wind down of the operation, Nationstar, together with the majority owners of ANC, agreed to fund a portion of the expected wind down costs. As such, Nationstar recorded $2.3 million of losses in excess of its investment at December 31, 2012. There were no losses incurred for the three or nine months ended September 30, 2013.
24. Subsequent Events

In November 2013, we completed another portion of the MSR purchase (see Note 1). We closed on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $9.7 billion, all of which are non-conforming loans in private label securitizations.

In September 2013, we entered into an agreement with a financial services company to acquire certain MSRs. These MSRs relate to loans for which we are currently subservicing for that financial services company. The UPB of these loans amount to approximately $14.6 billion at October 31, 2013. This agreement is subject to certain closing conditions that have not been completely satisfied. In November 2013, a portion of the agency portfolio was closed. The remainder is expected to be closed during the fourth quarter of 2013.
Throughout the third quarter, the mortgage industry continued to experience a decline in refinancings and origination volume as a result of an increase in interest rates. In an effort to capitalize on the growing size and profitability of our core servicing business, on November 1, 2013, our management committed to focus on its consumer-direct origination channel and will continue to view the correspondent channel as a source of servicing and purchase money opportunities. We signed a binding Letter of Intent with a third-party mortgage company to sell our non-core wholesale and distributed retail origination channels, with the transaction expected to close later this month. In addition, due to increased productivity per employee and economies of scale in its Servicing Segment, we are consolidating certain locations. We expect to reduce our total workforce by approximately 1,100 positions, which includes employees that are expected to join the third-party mortgage company. We expect to record a fourth quarter charge of approximately $16 million to $21 million for estimated employee termination and other compensation costs, lease terminations and other related costs. This estimate is based on various factors including whether the transaction with the third-party mortgage company is completed, with the low end of the range assuming the transaction with the third-party mortgage company closes.

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
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been one of the fastest growing mortgage servicers since 2007 as measured by annual percentage growth in UPB, having grown 80.1% annually on a compounded basis. As of September 30, 2013, we serviced over 2.2 million residential mortgage loans with an aggregate UPB of $374.9 billion, making us one of the largest non-bank servicers in the United States.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of September 30, 2013, our primary servicing and subservicing, represented 82.0% and 10.5%, respectively of our total servicing portfolio, with 7.5% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate several adjacent real estate services businesses, including Solutionstar, designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.

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

The aggregate purchase price was approximately $7.1 billion, which we expected to fund through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corporation (New Residential), and certain funds managed by Fortress, the proceeds of advance financing facilities, and/or other issuances of debt. On January 31, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, we closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. We boarded the acquired agency portfolio balance between February and June 2013. In the third quarter of 2013, we completed additional portions of the MSR purchase. We closed on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $62 billion, all of which are non-conforming loans in private label securitizations. The remaining private label securitization portfolios are expected to close and board onto our servicing system through the reminder of 2013.
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

On May 31, 2013, we acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator ("Greenlight"). The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013.
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
Recent Developments

In November 2013, we completed another portion of the MSR purchase (see Note 1). We closed on MSRs related to residential mortgage loans with an unpaid principal balance of approximately $9.7 billion, all of which are non-conforming loans in private label securitizations.
In September 2013, we entered into an agreement with a financial services company to acquire certain MSRs. These MSRs relate to loans for which we are currently subservicing for that financial services company. The UPB of these loans amount to approximately $14.6 billion at October 31, 2013. This agreement is subject to certain closing conditions that have not been completely satisfied. In November 2013, a portion of the agency portfolio was closed. The remainder is expected to be closed during the fourth quarter of 2013.
Throughout the third quarter, the mortgage industry continued to experience a decline in refinancings and origination volume as a result of an increase in interest rates. In an effort to capitalize on our growing size and profitability of our core servicing business, on November 1, 2013, our management committed to focus on its consumer-direct origination channel and will continue to view the correspondent channel as a source of servicing and purchase money opportunities. We signed a binding Letter of Intent with a third-party mortgage company to sell our non-core wholesale and distributed retail origination channels, with the transaction expected to close later this month. In addition, due to increased productivity per employee and economies of scale in its Servicing Segment, we are consolidating certain locations. We expect to reduce our total workforce by approximately 1,100 positions, which includes employees that are expected to join the third-party mortgage company. We expect to record a fourth quarter charge of approximately $16 million to $21 million for estimated employee termination and other compensation costs, lease terminations and other related costs. This estimate is based on various factors including whether the transaction with the third-party mortgage company is completed, with the low end of the range assuming the transaction with the third-party mortgage company closes.
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
Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	September 30, 2013	December 31, 2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$275,251	$152,649
Accounts receivable	7,575,612	3,043,606
Mortgage loans held for sale	3,868,460	1,480,537
Mortgage servicing rights	2,221,451	646,833
Total assets	17,068,072	7,126,143
Notes payable	10,003,832	3,601,586
Unsecured senior notes	2,444,112	1,062,635
Other nonrecourse debt	2,034,968	969,545
Total liabilities	16,031,781	6,368,461
Total Nationstar Inc. stockholders' equity	1,031,301	757,682

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013		2012
Total revenues	$631,838	$284,870	$1,666,565		$651,701
Total expenses and impairments	395,854	154,828	1,004,276		381,777
Total other expense	(103,912)	(50,261)	(230,095)		(87,757)
Income before taxes	132,072	79,781	432,194		182,167
Total income tax expense	50,187	24,714	164,233		40,639
Net income	81,885	55,067	267,961		141,528
Change in value of designated cash flow hedge	(407)	—	1,412		(423)
Reclassification adjustments for gain (loss) included in earnings	—	423	—		423
Comprehensive income	$81,478	$55,490	$269,373		$141,528

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(292,233)	$(263,266)	$(2,521,664)		$(619,891)
Investing activities	(1,346,449)	(105,656)	(2,412,411)		(2,074,309)
Financing activities	1,527,995	783,845	5,056,677		3,062,570
Adjusted EBITDA(1) (non-GAAP measure)	169,666	123,035	591,594		301,479
Operating Segments:
Interest expense from unsecured senior notes	46,136	17,656	115,899		39,714
Change in fair value of mortgage servicing rights	(14,257)	22,430	(37,474)		42,810
Fair value changes on excess spread financing	(14,443)	(2,213)	33,229		5,050
Depreciation and amortization	6,338	2,772	15,056		5,773
Share-based compensation	2,416	2,623	8,114		11,371
Fair value changes in mortgage servicing rights net of excess spread financing
Mortgage servicing rights:				9
Due to changes in valuation inputs or assumptions used in the valuation model	100,203	8,355	261,926		6,669
Other changes in fair value	(85,946)	(30,785)	(224,452)		(49,479)
Excess spread financing:
Due to changes in valuation inputs or assumptions used in the valuation model	(3,964)	(11,064)	(104,397)		(22,442)
Other changes in fair value	18,407	13,277	71,168		17,392

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

	For the three months ended September 30,		For the nine months ended September 30,
Net Income from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2013	2012	2013	2012
Net income	$81,885	$55,067	$267,961	$141,528
Plus:
Net loss from Legacy Portfolio and Other	11,683	2,874	26,839	18,294
Income tax expense	50,187	24,714	164,233	40,639
Income from Operating Segments	143,755	82,655	459,033	200,461
Adjust for:
Interest expense from unsecured senior notes	46,136	17,656	115,899	39,714
Depreciation and amortization	6,338	2,772	15,056	5,773
Change in fair value of mortgage servicing rights	(14,257)	22,430	(37,474)	42,810
Amortization of mortgage servicing rights/obligations - at amortized cost	(92)	(2,652)	(642)	(3,276)
Share-based compensation	2,416	2,623	8,114	11,371
Fair value changes on excess spread financing	(14,443)	(2,213)	33,229	5,050
Fair value changes in derivatives	(187)	(236)	(1,621)	(424)
Adjusted EBITDA	$169,666	$123,035	$591,594	$301,479

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
Comparison of Consolidated Results for the Three Months Ended September 30, 2013 and 2012
Revenues increased $346.9 million to $631.8 million for the three months ended September 30, 2013 from $284.9 million for the three months ended September 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $284.5 billion for the three months ended September 30, 2013, compared to $129.1 billion for the three months ended September 30, 2012, an increase in the fair value of our mortgage servicing portfolio, and an increase in modification fees earned from HAMP and non-HAMP modifications combined with fees earned from our reverse mortgage portfolio. The increase in the gain on loans held for sale was a result of the $6.2 billion, or 344.4%, increase in the amount of loans originated during the 2013 period compared to the 2012 period, an increase in the value of servicing capitalized due to the larger volume of loan sales and subsequent retention of MSRs, partially offset by the reduction in margins on loans sold during the period.
Expenses and impairments increased $241.1 million to $395.9 million for the three months ended September 30, 2013 from $154.8 million for the three months ended September 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $53.6 million to $103.9 million for the three months ended September 30, 2013 from $50.3 million for the three months ended September 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our warehouse and advance facilities combined with a higher average outstanding balance on our unsecured senior notes.
For the three months ended September 30, 2013, we incurred tax expense of $50.2 million, an increase of $25.5 million over the comparable 2012 period principally due to the increase in income before taxes during the 2013 period.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2013 and 2012

Revenues increased $1,014.9 million to $1,666.6 million for the nine months ended September 30, 2013 from $651.7 million for the nine months ended September 30, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $242.8 billion for the nine months ended September 30, 2013, compared to $128.9 billion for the nine months ended September 30, 2012 and an increase in loss mitigation and performance based incentive fees, an increase in the fair value of our mortgage servicing portfolio, combined with fees earned from our reverse mortgage portfolio. The increase in the gain on loans held for sale was a result of the $13.8 billion, or 287.5%, increase in the amount of loans originated during the 2013 period compared to the 2012 period, an increase in capitalized mortgage servicing rights partially offset by lower margins earned on the sale of residential mortgage loans during the period and a decrease in the value of our outstanding derivative financial instruments related to our origination activities.

Expenses and impairments increased $622.5 million to $1,004.3 million for the nine months ended September 30, 2013 from $381.8 million for the nine months ended September 30, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $142.3 million to $230.1 million for the nine months ended September 30, 2013 from $87.8 million for the nine months ended September 30, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our warehouse and advance facilities combined with a higher average outstanding balance on our unsecured senior notes.

For the nine months ended September 30, 2013, we incurred tax expense of $164.2 million, an increase of $123.6 million over the comparable 2012 period. During March 2012, we became a taxable entity in conjunction with our initial public offering. We were a taxable entity for the entire 2013 period.
Segment Results
Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans originated generally from April to July 2007 or acquired.
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

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $28.1 billion in reverse residential mortgage loans which we acquired in 2012. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default. In addition, our Solutionstar business unit offers asset management, settlement, and processing services.
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	September 30, 2013	September 30, 2012
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$11,574	$10,751
Government-sponsored enterprises	200,632	92,695
Non-Agency securitizations	99,456	55,453
Total boarded forward servicing portfolio	311,662	158,899
Acquired Servicing Rights owned - serviced by others	25,976	5,226
Acquired Servicing Rights owned - serviced by predecessor	9,187	6,134
Total forward servicing portfolio	346,825	170,259
Reverse mortgage servicing	28,062	27,313
Total servicing portfolio unpaid principal balance	$374,887	$197,572
The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Nine months ended September 30,	2013 (1)	2012
($ in millions, except for average loan amount)
Loan count-servicing	1,866,247	879,058
Ending unpaid principal balance	$311,662	$158,899
Average unpaid principal balance	$242,799	$128,852
Average loan amount	$166,999	$180,761
Average coupon(2)	5.3%	5.4%
Average FICO	684	669
60+ delinquent (% of loans) (3)	12.1%	13.7%
Total prepayment speed (12 month constant pre-payment rate)	18.6%	15.6%

(1)
2013 characteristics and key performance metrics of our servicing portfolio exclude approximately $35.2 billion and approximately 216,780 of forward residential mortgage loans acquired and currently serviced by others. These loans have been excluded from our key performance metrics above.

(2)
The Company's servicing portfolio contains a wide range of coupons ranging from 3.0% to more than 7.0%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of September 30, 2013 and 2012.

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

	September 30, 2013	December 31, 2012
MSR - Fair Value	$2,210,552	$635,860
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	$254,591,900	$114,629,399
Interest Sensitive loans	46,500,344	16,494,985
Total	$301,092,244	$131,124,384
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	September 30, 2013	December 31, 2012
Credit Sensitive MSRs
Discount rate	14.99%	18.11%
Total prepayment speeds	20.93%	22.42%
Expected weighted-average life	4.74 years	4.12 years
Credit losses	25.82%	24.68%
Interest Rate Sensitive MSRs
Discount rate	10.58%	10.62%
Total prepayment speeds	10.05%	17.08%
Expected weighted average life	7.41 years	5.19 years
Credit losses	10.08%	11.09%
Our Credit Sensitive MSRs increased by approximately $140.0 billion in UPB of mortgage loans serviced in 2013 due to several significant acquisitions of MSRs. Overall, these additions to our portfolio, while predominantly credit sensitive, were less delinquent than our previously owned Credit Sensitive MSRs. With respect to the assumptions utilized in determining the fair value of the Credit Sensitive MSRs, the assumed discount rate decreased 3.12% to 14.99% at September 30, 2013 from 18.11% at December 31, 2012, due to our acquisitions of better performing Credit Sensitive MSRs. The assumed total prepayment speeds decreased 1.49% to 20.93% at September 30, 2013 from 22.42% at December 31, 2012, due to lower voluntary prepayment speeds inherent in the newly acquired portfolios. The assumed expected weighted-average life increased 0.62 years, to 4.74 years at September 30, 2013 from 4.12 years at December 31, 2012, due to the decrease in the weighted-average prepayment speeds of the credit sensitive loans. The assumed credit losses increased 1.14% to 25.82% at September 30, 2013 from 24.68% at December 31, 2012, also principally due to the addition of lower delinquency credit sensitive loans in 2013. See Note 8, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.
Our Interest Rate Sensitive MSRs increased by approximately $30.0 billion in UPB of mortgage loans serviced in 2013. This increase was driven primarily by our expanding origination activity. With respect to the assumptions utilized in determining the fair value of our Interest Rate Sensitive MSRs, the assumed discount rate remained relatively flat at 10.58% at September 30, 2013 from 10.62% at December 31, 2012. The assumed total prepayment speeds decreased 7.03% to 10.05% at September 30, 2013 from 17.08% at December 31, 2012, due to the fact that the MSRs were originated in a lower interest rate environment than those in prior years, resulting in lower propensity to prepay. The assumed expected weighted-average life increased 2.22 years, to 7.41 years at September 30, 2013 from 5.19 years at December 31, 2012, due to the lower expected prepayment speeds on newly originated MSRs due to the lower interest rate environment. The assumed credit losses decreased 1.01% to 10.08% at September 30, 2013 from 11.09% at December 31, 2012, due to slightly higher credit risk identified on certain newly originated MSRs, in particular newly originated MSRs on HARP loans.

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

	September 30, 2013	December 31, 2012
Excess spread financing - fair value	$946,614	$288,089
Weighted-average assumptions:
Mortgage prepayment speeds	11.7%	14.0%
Average life of mortgage loans	4.8 years	4.2 years
Discount rate	14.3%	15.0%
As of September 30, 2013, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speeds decreased 2.3% to 11.7% at September 30, 2013 from 14.0% at December 31, 2012, primarily due to the lower voluntary prepayment profiles on the excess spread financing arrangements that were entered into during 2013 in comparison with the expected voluntary prepayment profile of the excess spread financing entered into during 2012. The assumed average life of mortgage loans increased 0.6 years to 4.8 years at September 30, 2013 from 4.2 years at December 31, 2012, due to the lower average prepayment speed assumptions given the current interest rate environment. The assumed discount rate decreased 0.7% to 14.3% at September 30, 2013 from 15.0% at December 31, 2012, because the credit profile of the MSR portfolios underlying the excess spread financing arrangements entered into during 2013 was slightly better than the prior arrangement.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

Nine months ended September 30, 2013
Fair value at the beginning of the period	$288,089
Additions:
New financings	709,146
Deductions:
Settlements	(83,850)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	104,397
Other changes in fair value	(71,168)
Fair value at the end of the period	$946,614

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio nine months ended September 30, 2013 and 2012.

Nine months ended September 30,	2013	2012
($ in millions, except for average loan amount)
Loan count	164,206	166,015
Ending unpaid principal balance	$28,062	$27,313
Average loan amount	$170,893	$164,004
Average coupon	3.52%	3.02%
Average borrower age	77	76

Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Servicing fee income	$244,492	$113,154	$610,779	$255,847
Loss mitigation and performance-based incentive fees	14,322	5,787	31,539	20,741
Modification fees	31,984	17,186	93,438	31,718
Late fees and other ancillary charges	17,694	8,048	42,180	22,342
Reverse mortgage fees	13,909	17,943	42,486	33,175
Other servicing fee related revenues	6,175	475	23,624	614
Total servicing fee income before MSR fair value adjustments	328,576	162,593	844,046	364,437
MSR fair value adjustments	14,257	(22,430)	37,474	(42,810)
Fair value adjustments on excess spread financing	14,443	2,213	(33,229)	(5,050)
Total servicing fee income	$357,276	$142,376	$848,291	$316,577
The following tables provide servicing fee income and UPB by primary servicing, subservicing, adjacent businesses and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Primary servicing	$297,835	$115,188	$724,069	$234,257
Subservicing	13,494	29,177	66,065	92,823
Adjacent businesses	3,338	285	11,426	4,182
Reverse servicing	13,909	17,943	42,486	33,175
Total servicing fee income before MSR fair value adjustments	$328,576	$162,593	$844,046	$364,437

	September 30, 2013	September 30, 2012
UPB (in millions)
Primary servicing	$307,532	$123,132
Subservicing	39,293	47,127
Reverse servicing	28,062	27,313
Total unpaid principal balance	$374,887	$197,572

Servicing Segment for the Three Months Ended September 30, 2013 and 2012
Service Fee Income
Servicing fee income was $357.3 million for the three months ended September 30, 2013 compared to $142.4 million for the three months ended September 30, 2012, an increase of $214.9 million, or 150.9%, primarily due to the net effect of the following:
.

•
Increase of $131.3 million due to higher average UPB on our forward servicing portfolio, which averaged $284.5 billion in the 2013 period compared to $129.1 billion in the comparable 2012 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $198.4 billion in the 2013 period compared to $82.8 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $74.1 billion in the three months ended September 30, 2013 compared to $36.4 billion in the comparable 2012 period.

•	Increase of $8.5 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $14.8 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $9.7 million from increased collections from late fees and other ancillary charges.

•	Decrease of $4.0 million from fees earned from our reverse mortgage portfolio.

•
Increase of $36.7 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expense on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value include the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe other major market participants would also use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe other major market participants would also use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. See Note 8, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.

•
Increase of $12.2 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income
Other fee income was $61.0 million for the three months ended September 30, 2013 compared to $7.2 million for the three months ended September 30, 2012, an increase of $53.8 million, or 747.2%, due to an increase in Solutionstar revenues as a result of our Equifax acquisition combined with higher commissions earned on lender placed insurance and higher REO sales commissions.
Expenses and Impairments
Expenses and impairments were $200.4 million for the three months ended September 30, 2013 compared to $95.3 million the three months ended September 30, 2012, an increase of $105.1 million, or 110.3%, primarily due to the increase of $32.0 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount to 4,243 in the 2013 period from 1,607 in the 2012 period and an increase of $73.0 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands). Other Servicing Segment expenses primarily includes share-based compensation expenses.

	For the three months ended September 30,
	2013	2012
Primary servicing	$165,604	$65,558
Subservicing	11,416	14,862
Reverse servicing	14,952	8,902
Adjacent businesses	2,911	2,399
Other Servicing Segment expenses	5,486	3,575
Total expenses and impairments	$200,369	$95,296
Other Income (Expense)
Total other expense was $87.2 million for the three months ended September 30, 2013 compared to $48.8 million for the three months ended September 30, 2012, an increase in expense, net of income, of $38.4 million or 78.7%, primarily due to the net effect of the following:

•
Interest income was $31.8 million for the three months ended September 30, 2013 compared to $5.6 million for the three months ended September 30, 2012, an increase of $26.2 million, due in part to interest earned on our participating interests in reverse mortgages combined with accretion recognized related to discounts recorded on acquired servicer advances. During 2012 and 2013, in conjunction with certain MSR acquisitions, we allocated discounts to the related acquired servicer advances. These discounts are realized as the underlying servicer advances are collected. We recognized $11.3 million and $0 of the discounts for the three months ended September 30, 2013 and 2012, respectively, related to collections on the servicer advances.

•
Interest expense was $119.1 million for the three months ended September 30, 2013 compared to $53.8 million for the three months ended September 30, 2012, an increase of $65.3 million, or 121.4%, primarily due to higher average outstanding debt of $4,634.4 million for the three months ended September 30, 2013 compared to $2,658.3 million in the comparable 2012 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the unsecured senior notes was $33.5 million and $15.7 million, for the three months ended September 30, 2013 and 2012, respectively.

Servicing Segment for the Nine Months Ended September 30, 2013 and 2012

Servicing Fee Income

Servicing fee income was $848.3 million for the nine months ended September 30, 2013 compared to $316.6 million for the nine months ended September 30, 2012, an increase of $531.7 million, or 167.9%, primarily due to the net effect of the following:

•
Increase of $355.0 million due to higher average UPB on our forward servicing portfolio of $242.8 billion in the 2013 period compared to $128.9 billion in the comparable 2012 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $162.9 billion in the 2013 period compared to $81.2 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $75.2 billion in the nine months ended September 30, 2013 compared to $37.2 billion in the comparable 2012 period.

•	Increase of $10.8 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

•	Increase of $61.7 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Increase of $19.9 million from higher collections from late fees and other ancillary charges.

•	Increase of $9.3 million from fees earned from our reverse mortgage portfolio.

•
Increase of $80.3 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expense on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value include the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe other major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe other major market participants would also use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. See Note 8, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.

•
Decrease of $28.1 million from change in fair value of our excess spread financing arrangement. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other Fee Income

Other fee income was $150.5 million for the nine months ended September 30, 2013 compared to $21.1 million for the nine months ended September 30, 2012, an increase of $129.4 million, or 613.3% due to an increase in Solutionstar revenues as a result of our Equifax Settlement Solutions acquisition combined with higher commissions earned on lender placed insurance and higher REO sales commissions.

Expenses and impairments

Expenses and impairments were $531.9 million for the nine months ended September 30, 2013 compared to $228.2 million the nine months ended September 30, 2012, an increase of $303.7 million, or 133.1%, primarily due to the increase of $106.0 million in salaries, wages and benefits expense resulting from an increase in average headcount to 3,658 in the 2013 period from 2,246 in the 2012 period and an increase of $197.7 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, subservicing, reverse servicing, adjacent businesses and other Servicing
Segment expenses for the periods indicated (in thousands).

	For the nine months ended September 30,
	2013	2012
Primary servicing	$430,048	$135,377
Subservicing	38,868	56,732
Reverse servicing	41,451	17,965
Adjacent businesses	6,682	6,134
Other Servicing Segment expenses	14,887	11,974
Total expenses and impairments	$531,936	$228,182

Other Income (Expense)

Total other expense was $209.9 million for the nine months ended September 30, 2013 compared to $89.0 million for the nine months ended September 30, 2012, an increase in expense, net of income, of $120.9 million, or 135.8%, primarily due to the net effect of the following:

•
Interest income was $67.1 million for the nine months ended September 30, 2013 compared to $11.0 million for the nine months ended September 30, 2012, an increase of $56.1 million primarily attributable to interest earned on our outstanding participating interests in reverse mortgages of $36.9 million, with $23.3 million earned in the comparable 2012 period. During 2012 and 2013, in conjunction with certain MSR acquisitions, we allocated discounts to the related acquired servicer advances. These discounts are realized as the underlying servicer advances are collected. We recognized $22.5 million and $0 of the discounts for the nine months ended September 30, 2013 and 2012, respectively, related to collections on the servicer advances.

•
Interest expense was $278.5 million for the nine months ended September 30, 2013 compared to $99.1 million for the nine months ended September 30, 2012, an increase of $179.4 million, or 181.0%, primarily due to higher average outstanding debt of $2,814.9 million for the nine months ended September 30, 2013 compared to $1,515.1 million in the comparable 2012 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the unsecured senior notes was $90.5 million and $37.8 million, for the nine months ended September 30, 2013 and 2012, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,
Originations Volume (in millions)	2013	2012	2013	2012
Retail	$4,534.4	$977.0	$10,216.5	$2,861.7
Wholesale	1,470.9	840.7	4,500.8	1,952.3
Correspondent	2,036.2	—	3,850.5	—
Total Originations	$8,041.5	$1,817.7	$18,567.8	$4,814.0
Originations Segment for the Three Months Ended September 30, 2013 and 2012
Originations Revenue
Total revenue was $213.3 million for the three months ended September 30, 2013 compared to $135.2 million for the three months ended September 30, 2012, an increase of $78.1 million, or 57.8%, primarily due to the net effect of the following:

•
Other fee income was $23.1 million for the three months ended September 30, 2013 compared to $(4.1) million for the three months ended September 30, 2012, an increase of $27.2 million, primarily due to an increase in net points and fees collected of $33.3 million offset by a decrease in broker fees paid of $6.0 million.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended September 30,
	2013	2012
Gain on sale	$297,383	$94,437
Provision for repurchases	(8,732)	(3,352)
Capitalized servicing rights	96,254	13,450
Fair value mark-to-market adjustments	51,481	(6,455)
Mark-to-market on derivatives/hedges	(246,200)	41,179
Total gain on mortgage loans held for sale	$190,186	$139,259

Gain on mortgage loans held for sale was $190.2 million for the three months ended September 30, 2013, compared to $139.3 million for the three months ended September 30, 2012, an increase of $50.9 million, or 36.5%, primarily due to the net effect of the following:

•
Increase of $203.0 million from larger volume of originations, which increased to $8.0 billion in 2013 from $1.8 billion in 2012, partially offset by lower margins earned on the sale of residential mortgage loans during the period.

•	Increase of $82.8 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Decrease of $287.4 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Increase of $58.0 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $5.3 million from a larger provision for repurchases as a result of the increase in our loan sale volume, partially offset by a lower expected loss rate.

Expenses and Impairments
Expenses and impairments were $183.0 million for the three months ended September 30, 2013 compared to $56.5 million for the three months ended September 30, 2012, an increase of $126.5 million, or 223.9%, primarily due to the net effect of the following:

•
Increase of $61.4 million in salaries, wages and benefits expense from increase in average headcount of 3,086 in 2013 from 1,181 in 2012 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $64.7 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.
Other Income and Expenses
Total other expense was $17.4 million for the three months ended September 30, 2013 compared to $1.6 million for the three months ended September 30, 2012, an increase in expense, net of income, of $15.8 million primarily due to the net effect of the following:

•
Interest income was $28.2 million for the three months ended September 30, 2013 compared to $6.2 million for the three months ended September 30, 2012, an increase of $22.0 million, or 354.8%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $45.6 million for the three months ended September 30, 2013 compared to $7.7 million for the three months ended September 30, 2012, an increase of $37.9 million, or 492.2%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $10.7 million additional interest expense on unsecured senior notes. In the third quarter of 2012, we began allocating a portion of our interest expense from our unsecured senior notes to our originations segment to match the benefit this segment will receive from future portfolio acquisitions due to the ability to recapture portfolio runoff.

Originations Segment for the Nine Months Ended September 30, 2013 and 2012

Originations Revenue

Total revenues were $667.7 million for the nine months ended September 30, 2013 compared to $313.8 million for the nine months ended September 30, 2012, an increase of $353.9 million, or 112.8%, primarily due to the net effect of the following:

Other fee income was $36.5 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012, an increase of $34.8 million, or 2,047.1%, primarily due to an increase in net points and fees collected of $70.3 million offset by a decrease in broker fees paid of $35.1 million.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the nine months ended September 30,
	2013	2012
Gain on sale	$624,025	$186,933
Provision for repurchases	(22,177)	(9,134)
Capitalized servicing rights	177,583	37,578
Fair value mark-to-market adjustments	(78,701)	18,838
Mark-to-market on derivatives/hedges	(69,518)	77,879
Total gain on mortgage loans held for sale	$631,212	$312,094

Gain on mortgage loans held for sale was $631.2 million for the nine months ended September 30, 2013, compared to $312.1 million for the nine months ended September 30, 2012, an increase of $319.1 million, or 102.2%, primarily due to the net effect of the following:

•
Increase of $437.1 million from larger volume of originations, which increased to $18.6 billion in 2013 from $4.8 billion in 2012, partially offset by slightly lower margins earned on the sale of residential mortgage loans during the period.

•	Increase of $140.0 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Decrease of $97.5 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $147.4 million from change in unrealized gains/losses on derivative financial instruments. These include
IRLCs and forward sales of MBS.

•	Decrease of $13.1 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume, partially offset by a lower expected loss rate.

Expenses and Impairments

Expenses and impairments were $444.0 million for the nine months ended September 30, 2013 compared to $132.9 million for the nine months ended September 30, 2012, an increase of $311.1 million, or 234.1%, primarily due to the net effect of the following:

•
Increase of $154.2 million in salaries, wages and benefits expense from increase in average headcount of 997 in 2012 to 2,330 in 2013 and increases in performance-based compensation due to increases in originations volume.

•	Increase of $156.3 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.

Other Income and Expenses

Total other expense was $21.5 million for the nine months ended September 30, 2013 compared to $0.8 million for the nine months ended September 30, 2012, an increase in expense, net of income, of $20.7 million, or 2,587.5% primarily due to the net effect of the following:

•
Interest income was $66.1 million for the nine months ended September 30, 2013 compared to $14.7 million for the nine months ended September 30, 2012, an increase of $51.4 million, or 349.7%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $87.5 million for the nine months ended September 30, 2013 compared to $15.5 million for the nine months ended September 30, 2012, an increase of $72.0 million, or 464.5%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $29.2 million additional interest expense on unsecured senior notes.

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

	September 30,
	2013	2012
Performing – UPB	$231,830	$278,367
Nonperforming (90+ Delinquency) - UPB	80,371	83,107
REO - Estimated Fair Value	45,020	3,193
Total Legacy Portfolio and Other – UPB	$357,221	$364,667

Legacy Portfolio and Other for the Three Months Ended September 30, 2013 and 2012
Total revenues were at $0.5 million for the three months ended September 30, 2013 as compared to $0.5 million for the three months ended September 30, 2012.
Total expenses and impairments were $12.5 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012, an increase of $9.4 million, or 303.2%. The increase in expenses and impairments was primarily due to higher losses on loans held for investment and foreclosed real estate during the current period.
Interest expense, net of interest income was zero for the three months ended September 30, 2013 compared to $1.0 million for the three months ended September 30, 2012.
In addition, we recorded a gain on interest rate swaps and caps of $0.3 million for the three months ended September 30, 2013, compared to loss of $1.3 million recorded during the comparable 2012 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Legacy Portfolio and Other for the Nine Months Ended September 30, 2013 and 2012

Total revenues were $1.4 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012, a decrease of $0.3 million. This decrease was primarily a result of decreased service fee income.

Total expenses and impairments were $28.3 million for the nine months ended September 30, 2013 compared to $20.7 million for the nine months ended September 30, 2012, an increase of $7.6 million, or 36.7%. This change was primarily due to an increase in loss on foreclosed real estate.

Interest income, net of interest expense, decreased to $(0.9) million for the nine months ended September 30, 2013 as compared to $2.8 million for the nine months ended September 30, 2012. The decrease in net interest income was primarily due to an increase in settlement expenses related to certain interest rate swaps.

In addition, we recorded a gain on interest rate swaps of $1.0 million for the nine months ended September 30, 2013, compared to a loss of $2.1 million in the comparable 2012 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Analysis of Items on Consolidated Balance Sheet

Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $741.7 million at September 30, 2013, an increase of $348.5 million from December 31, 2012, primarily a result of new custodial deposits on additional custodial balances related to our servicing portfolio acquisitions.

Accounts receivable consists primarily of advances made to securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts. Accounts receivable increased $4.6 billion to $7.6 billion at September 30, 2013, primarily due to the increase in our servicing portfolio as a result of the closing on a significant portion of our MSR acquisition during 2013.

Mortgage loans held for sale are primarily carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $3.9 billion at September 30, 2013, an increase of $2.4 billion from December 31, 2012, primarily due to $17.2 billion of loan originations and purchases during the 2013 period partially offset by $14.8 billion in mortgage loan sales.

Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets consist of nonconforming or non-prime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $213.4 million at September 30, 2013, a decrease of $25.5 million from December 31, 2012. This decrease was primarily a result of increased liquidation and payoffs on the outstanding pool of mortgage loans.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $1.2 billion at September 30, 2013, an increase of $0.4 billion from December 31, 2012, primarily due to additional amounts advanced under reverse mortgage interests. In addition to new advances made, in February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans from NIC Reverse Loan LLC.

MSRs consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets and certain reverse residential mortgage loans. MSRs were $2.2 billion at September 30, 2013, an increase of $1.6 billion over December 31, 2012, primarily a result of the purchase of servicing portfolios for $1,359.6 million combined with capitalization of $177.6 million newly created MSRs, and a $37.5 million increase in the fair value of our MSRs.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $110.2 million at September 30, 2013, an increase of $35.2 million from December 31, 2012, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

Derivative financial instruments include IRLCs, forward sales of MBS, forward sales commitments, LPCs and interest rate swaps, all of which are recorded at fair value. Derivative financial instruments increased $140.1 million from December 31, 2012 to $292.3 million at September 30, 2013. The change was primarily driven by an increase in the value of outstanding IRLCs which increased $129.6 million from December 31, 2012.

Other assets include collateral deposits on derivative instruments, deferred financing costs, REO, receivables from affiliates, prepaid expenses and loans subject to repurchase rights from Ginnie Mae. Other assets increased $350.9 million from December 31, 2012 to $543.8 million, primarily due to increases in goodwill and other intangibles of $61.4 million due to two business combinations, a $58.5 million increase in deferred financing costs, and a $183.9 million increase in collateral deposits on derivative instruments.

Liabilities and Stockholders' Equity

At September 30, 2013, total liabilities were $16.0 billion, a $9.6 billion increase from December 31, 2012. The increase was primarily due to a $6.4 billion increase in notes payable as we financed outstanding advances acquired during the financial services company portfolio acquisition and our issuance of $1.4 billion in unsecured senior notes throughout 2013. In addition, we had an increase in excess spread financing of $658.5 million and an increase in participating interest financing of $415.5 million. The increases are generally the result of our acquisitions of MSR portfolios and the increase in our mortgage origination business.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $35.4 million and $18.5 million at September 30, 2013 and December 31, 2012, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Nine months ended September 30, 2013	Year Ended December 31, 2012
Repurchase reserves, beginning of period	$18,511	$10,026
Additions	22,177	13,121
Charge-offs	(5,268)	(4,636)
Repurchase reserves, end of period	$35,420	$18,511

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Nine months ended September 30, 2013		Year Ended December 31, 2012
	UPB	Count	UPB	Count
Beginning balance	$14.0	79	$12.9	61
Repurchases & indemnifications	(8.3)	(49)	(5.5)	(26)
Claims initiated	54.0	281	24.3	132
Rescinded	(29.3)	(167)	(17.7)	(88)
Ending Balance	$30.4	144	$14.0	79

The following table details our loan sales by period (dollars in billions):

	Nine months ended September 30, 2013		Year Ended December 31,
	2013		2012		2011		2010		2009		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$16.8	77,512	$6.9	31,262	$3.3	16,629	$2.6	13,090	$1.0	5,344	$30.6	143,837

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

At September 30, 2013, total Nationstar Inc. stockholders' equity was $1,031.3 million, a $273.6 million increase from December 31, 2012, which is primarily attributable to net income of $268.0 million in the 2013 period, $8.1 million in share-based compensation, $2.7 million in excess tax benefit from share based compensation offset by a tax withholding of $6.6 million related to a share based settlement of common stock by management.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased to $275.3 million as of September 30, 2013 from $152.6 million as of December 31, 2012, primarily due to cash inflows from financing activities, offset by cash outflows in our operating and investing activities.

From 2010 through 2012, we completed offerings of $2.4 billion of unsecured senior notes, with maturity dates ranging from April 2015 to October 2020. We pay interest semi-annually to the note holders of these notes at interest rates ranging from 7.875% to 10.875%. During 2013, we completed offerings of $1.4 billion aggregate principal amount of unsecured senior notes, with maturity dates of August 2018, July 2021 and June 2022. Under the terms of the unsecured senior notes, we pay interest semi-annually to the note holders at an interest rate of 6.50%.

We may use a significant portion of the proceeds from these offerings to fund newly originated loans until these funds are ultimately deployed towards the purchase of mortgage servicing rights or other purposes.

We grew our servicing portfolio to $374.9 billion in UPB as of September 30, 2013 from $197.6 billion in UPB as of September 30, 2012. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are primarily eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are held for sale.

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At September 30, 2013, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.4 billion.

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

Our primary sources of funds for liquidity include: (i) lines of credit, other secured borrowings, excess spread financing and the unsecured senior notes; (ii) servicing fees and ancillary fees; (iii) payments received from sale or securitization of loans; (iv) payments received from mortgage loans held for sale; and (v) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; and (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans.

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. As a result of our servicing certain reverse mortgages, we are required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are typically recovered upon weekly or monthly reimbursement or from sale in the market.

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

Operating Activities

Our operating activities used $2,521.7 million of cash flow for the nine months ended September 30, 2013 and $619.9 million of cash flow for the same period in the prior year. The increase in cash used by operating activities of $1,901.8 million during the 2013 period was primarily due to higher volume originations of residential mortgage loans partially offset by higher volume of sales of mortgage loans. The increase was primarily due to the net effect of the following:

•
Increase of $12,352.5 million due to higher originations volume combined with our purchases of mortgage loans held for sale. We originated and purchased $17,166.5 million in residential mortgage loans during the nine month period ended September 30, 2013, compared to $4,814.0 million in mortgage originations and purchases for the comparable 2012 period. This increase in cash outflows was partially offset by an increase of $10,607.2 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $15,376.5 million in cash proceeds from loan sales and principal collections for the nine months ended September 30, 2013, compared to $4,769.3 million for the comparable 2012 period.

•
Decrease of $102.8 million in cash outflows from working capital which used $385.4 million for the nine months ended September 30, 2013 compared to $488.2 million in cash outflow for the comparable 2012 period.

Investing Activities

Our investing activities used $2,412.4 million and $2,074.3 million of cash flow for the nine months ended September 30, 2013 and 2012, respectively. The $338.1 million increase in cash flows used by investing activities from the 2012 period to the 2013 period was primarily a result of an increase in MSR acquisitions completed in 2013, and by a $78.2 million cash outflow related to our acquisition of Greenlight Financial Services and Equifax Settlement Services.

Financing Activities

Our financing activities provided $5,056.7 million and $3,062.6 million of cash flow during the nine months ended September 30, 2013 and 2012, respectively. The $1,994.1 million increase in cash flows provided by our financing activities was primarily the result of our additional unsecured senior notes offerings throughout 2013, combined with an increase in proceeds from the issuance of notes payable primarily as a result of our increased originations volume and servicing advance requirements.

Contractual Obligations

The table below sets forth our contractual obligations, excluding legacy asset securitized debt, our excess spread financing, and our participating interest financing at September 30, 2013.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$285,000	$475,000	$1,675,000	$2,435,000
Interest expense from unsecured senior notes	188,101	344,968	313,938	310,331	1,157,338
MBS advance financing facility	495,095	—	—	—	495,095
Securities repurchase facility (2011)	11,620	—	—	—	11,620
Nationstar Agency advance financing facility (VFN)	—	563,116	—	—	563,116
Nationstar Agency advance financing facility (Term)	—	200,000	100,000	—	300,000
MSR Note	463	—	—	—	463
Nationstar Mortgage Advance Receivable Trust (VFN)	298,706	—	—	—	298,706
Nationstar Mortgage Advance Receivable Trust (Term)	350,000	350,000	300,000	—	1,000,000
Nationstar Servicer Advance Receivables Trust 2013 - BA	1,686,557	—	—	—	1,686,557
Nationstar Servicer Advance Receivable Trust 2013 - CS	1,458,151	—	—	—	1,458,151
Nationstar Servicer Advance Receivables Trust 2013 - BC	516,432	—	—	—	516,432
MBS advance financing facility 2012	229,700	—	—	—	229,700
Reverse participation financing facility	78,494	—	—	—	78,494
$750 million warehouse facility	679,365	—	—	—	679,365
$600 million warehouse facility	482,793	—	—	—	482,793
$1.50 billion warehouse facility	1,375,575	—	—	—	1,375,575
$500 million warehouse facility	218,528	—	—	—	218,528
$400 million warehouse facility	381,028	—	—	—	381,028
$700 million warehouse facility	228,209	—	—	—	228,209
ASAP+ facility	—	—	—	—	—
Lease obligations	45,656	64,062	26,374	23,867	159,959
Total	$8,724,473	$1,807,146	$1,215,312	$2,009,198	$13,756,129

In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt-Legacy Assets was $92.1 million at September 30, 2013. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $946.6 million at September 30, 2013. The repayment of our participating interest financing is based on amounts received related to our reverse mortgage interests and as such we have excluded this financing from the table above. The recorded amount of our participating interest financing was $996.3 million at September 30, 2013.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 4, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 11, Derivative Financial Instruments, of the notes to the consolidated financial statements for a summary of Nationstar's derivative transactions.

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

We used September 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of September 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	September 30, 2013
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$39,364	$(42,195)
Mortgage servicing rights – fair value	(101,975)	105,139
Other assets (derivatives)
Interest Rate Lock Commitments	49,269	(60,358)
Total change in assets	(13,342)	2,586
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	2,407	(2,374)
Forward MBS trades	82,159	(89,969)
Excess spread financing (at fair value)	(32,118)	36,917
Total change in liabilities	52,448	(55,426)
Total, net change	$(65,790)	$58,012

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 19 - Commitments and Contingencies).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2013 - July 31, 2013	5,196	38.17	—	—
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	—	—	—	—
Total	5,196	38.17	—	—

1 The 5,196 shares of common stock of Nationstar Inc. reported herein represent the surrender of these shares to Nationstar Inc. in an amount equal to the amount of tax withheld by Nationstar Inc. in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar Inc. has no publicly announced plans or programs to repurchase Nationstar Inc. common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.2	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.1 above)	8-K	001-35449	4.2	7/22/2013

4.3	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.4	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.3 above)	8-K	001-35449	4.3	9/26/2013

4.5	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.11	8/12/2013

4.6	Series 2013-VF1 Indenture Supplement, dated July 1, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.12	8/12/2013

4.7	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.13	8/12/2013

4.8	Series 2013-VF1 Indenture Supplement, dated July 1, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.14	8/12/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.9
Series 2013-VF2 Indenture Supplement, dated August 28, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Natixis, New York Branch, as administrative agent
						X

4.10
Indenture, dated September 19, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BC, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent
						X

4.11
Series 2013-VF1 Indenture Supplement, dated September 19, 2013, to Indenture, dated September 19, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BC, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent
						X

10.1	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA	10-Q	001-35449	10.5	8/12/2013

10.2	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-CS and Nationstar Servicer Advance Receivables Trust 2013-CS	10-Q	001-35449	10.6	8/12/2013

10.3	Receivables Pooling Agreement, dated September 19, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BC and Nationstar Servicer Advance Receivables Trust 2013-BC					X

10.4	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA	10-Q	001-35449	10.8	8/12/2013

10.5	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-CS	10-Q	001-35449	10.9	8/12/2013

10.6	Receivables Sale Agreement, dated September 19, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BC					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.7	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.8	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.9	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC					X

10.10	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC					X

10.11	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.12	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.13	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.14	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.15	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.16
Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
X

10.17	Amendment Number Seven, dated August 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.18	Amendment Number Eight, dated September 16, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.19	Amendment Number Nine, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.20*	Amendment Number Two, dated July 10, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.21*	Amendment Number Three, dated August 8, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.22	Amendment Number Four, dated September 16, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.23*	Amendment Number Five, dated September 20, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.24**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of August 20, 2013					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

NATIONSTAR MORTGAGE HOLDINGS INC.

November 14, 2013	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 14, 2013	/s/ David C. Hisey
Date	David C. Hisey Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.2	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.1 above)	8-K	001-35449	4.2	7/22/2013

4.3	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.4	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.3 above)	8-K	001-35449	4.3	9/26/2013

4.5	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.11	8/12/2013

4.6	Series 2013-VF1 Indenture Supplement, dated July 1, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.12	8/12/2013

4.7	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.13	8/12/2013

4.8	Series 2013-VF1 Indenture Supplement, dated July 1, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.14	8/12/2013

4.9
Series 2013-VF2 Indenture Supplement, dated August 28, 2013, to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-CS, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Natixis, New York Branch, as administrative agent
						X

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.10
Indenture, dated September 19, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BC, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent
						X

4.11
Series 2013-VF1 Indenture Supplement, dated September 19, 2013, to Indenture, dated September 19, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BC, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent
						X

10.1	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA	10-Q	001-35449	10.5	8/12/2013

10.2	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-CS and Nationstar Servicer Advance Receivables Trust 2013-CS	10-Q	001-35449	10.6	8/12/2013

10.3	Receivables Pooling Agreement, dated September 19, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BC and Nationstar Servicer Advance Receivables Trust 2013-BC					X

10.4	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA	10-Q	001-35449	10.8	8/12/2013

10.5	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-CS	10-Q	001-35449	10.9	8/12/2013

10.6	Receivables Sale Agreement, dated September 19, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BC					X

10.7	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.8	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC					X

10.9	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.10	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC					X

10.11	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.12	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.13	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.14	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.15	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.16
Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
X

10.17	Amendment Number Seven, dated August 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.18	Amendment Number Eight, dated September 16, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.19	Amendment Number Nine, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of October 21, 2010, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.20*	Amendment Number Two, dated July 10, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.21*	Amendment Number Three, dated August 8, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.22	Amendment Number Four, dated September 16, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.23*	Amendment Number Five, dated September 20, 2013, to the Transactions Terms Letter, dated as of January 30, 2013, between Bank of America, N.A. and Nationstar Mortgage LLC					X

10.24**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of August 20, 2013					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated with the Securities Exchange Act of 1934, as amended.

**	Management contract, compensatory plan or arrangement.