Form 10-K
period 2013-12-31
Nationstar Mortgage Holdings Inc.
filed 2014-02-28
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes ☒ No ☐
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

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of January 31, 2014: 90,324,847

As of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $792,739,884 based on the closing sale price of $37.44 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NATIONSTAR MORTGAGE HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

GLOSSARY OF INDUSTRY TERMS
This glossary defines some of the industry terms that we use herein and is not a complete list of all defined terms used.
Adjustable Rate Mortgage (ARM).  A mortgage loan where the interest rate on the loan adjusts periodically based on a specified index and margin agreed to at the time the loan is originated.
     Agency and Government Conforming Loan.  A mortgage loan that meets all requirements (loan type, maximum amount, LTV ratio and credit quality) for purchase by Fannie Mae, Freddie Mac or FHA.
Asset-Backed Securities (ABS). A financial security whose income payments and value is derived from and collateralized (or “backed”) by a specified pool of underlying receivables or other financial assets.
Basic Servicing Fee.  The servicing fee retained by the servicer, expressed in basis points, in an excess MSR arrangement in exchange for the provision of servicing functions on a portfolio of mortgage loans, after which the servicer and the co-investment partner share the excess fees on a pro rata basis.
Consumer Direct Retail Originations.  A type of mortgage loan origination pursuant to which a lender markets refinancing and purchase money mortgage loans directly to selected consumers through telephone call centers or the Internet.
Conventional Mortgage Loans.  A mortgage loan that is not guaranteed or insured by the FHA, the VA or any other government agency. Although a conventional loan is not insured or guaranteed by the government, it can still follow the guidelines of GSEs.
Corporate Advance.  A servicing advance to pay costs, fees and expenses incurred in foreclosing upon, preserving defaulted loans and selling REO, including attorneys’ and other professional fees and expenses incurred in connection with foreclosure and liquidation or other legal proceedings arising in the course of servicing the defaulted mortgage loans.
Credit-Sensitive Loan.  A mortgage loan with certain characteristics such as low borrower credit quality, relaxed original underwriting standards and high LTV, which we believe indicates that the mortgage loan presents an elevated credit risk.
Delinquent Loan.  A mortgage loan that is 30 or more days past due from its scheduled due date.
Department of Veterans Affairs (VA).  The VA is a cabinet-level department of the U.S. federal government, which guarantees certain home loans for qualified borrowers.
Excess Fees.  In an excess MSR arrangement, the servicing fee cash flows on a portfolio of mortgage loans after payment of the basic servicing fee.
Excess MSRs.  MSRs with a co-investment partner pursuant to which the servicer receives a basic servicing fee and the servicer and co-investment partner share the excess fees. This co-investment strategy reduces the required upfront capital from the servicer.
Federal National Mortgage Association (Fannie Mae or FNMA).   FNMA was federally chartered by Congress in 1938 to support liquidity, stability, and affordability in the secondary mortgage market, where existing mortgage-related assets are purchased and sold. Fannie Mae buys mortgage loans from lenders and resells them as mortgage backed securities in the secondary mortgage market.
Federal Housing Administration (FHA).  The FHA is a U.S. federal government agency within the Department of Housing and Urban Development (HUD). It provides mortgage insurance on loans made by FHA-approved lenders in compliance with FHA guidelines throughout the United States.
Federal Housing Finance Agency (FHFA). A U.S. federal government agency that is the regulator and conservator of Fannie Mae and Freddie Mac and the regulator of the 12 Federal Home Loan Banks.
Float Income.  Interest income earned by a servicer from funds on deposit. These funds are comprised of (i) funds collected from borrowers during the period of time between receipt of the funds and the remittance of the funds to investors and (ii) funds collected from borrowers for the payment of taxes and insurance, where applicable.
Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC).  Freddie Mac was chartered by Congress in 1970 to stabilize the nation's residential mortgage markets and expand opportunities for homeownership and affordable rental housing. Freddie Mac participates in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities.
     Government National Mortgage Association (Ginnie Mae or GNMA).  GNMA is a self financing, wholly-owned U.S. Government corporation within HUD. Ginnie Mae guarantees the timely payment of principal and interest on MBS backed by federally insured or guaranteed loans - mainly loans insured by the FHA or guaranteed by the VA. Ginnie Mae securities are the only MBS to carry the full faith and credit guarantee of the U.S. federal government.
Government-Sponsored Enterprise (GSE).  Certain entities established by the U.S. Congress to provide liquidity, stability and affordability in residential housing. These agencies are Fannie Mae, Freddie Mac and the 12 Federal Home Loan Banks.
High Touch Servicing.  A servicing model that is designed to increase borrower repayment performance with a view towards home ownership preservation and to decrease borrower delinquencies and defaults on mortgage portfolios. This model emphasizes a focus on loss mitigation from early delinquency through resolution via frequent interactions with borrowers by telephone, mail, electronic communications and other personal contact methods.
Home Affordable Modification Program (HAMP).  A U.S. federal government program designed to help eligible homeowners avoid foreclosure through mortgage loan modifications. Participating servicers may be entitled to receive financial incentives in connection with loan modifications they enter into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.
Home Affordable Refinance Program (HARP).  A U.S. federal government program designed to help eligible homeowners refinance their existing mortgage loans. The mortgage must be owned or guaranteed by a GSE, and applicants must be up-to-date on their mortgage payments but unable to obtain refinancing because the value of their homes has declined.
 Interest Rate Lock Commitments (IRLC). Agreements under which the interest rate and the maximum amount of the mortgage loan are set prior to funding the mortgage loan.
Loan Modification.  Temporary or permanent modifications to the interest rate, amortization period and term of the borrower’s original mortgage loan. Loan modifications are usually made to loans that are in default, or in imminent danger of defaulting.
Loan-to-Value Ratio (LTV).  The UPB of a mortgage loan as a percentage of the total appraised or market value of the property that secures the loan. An LTV over 100% indicates that the UPB of the mortgage loan exceeds the value of the property.
Loss Mitigation.  The range of servicing activities provided by a servicer in an attempt to minimize the losses suffered by the owner of a defaulted mortgage loan. Loss mitigation techniques include short-sales, deed-in-lieu of foreclosures and loan modifications, among other options.
Making Home Affordable Plan (MHA).  A U.S. federal government program designed to help eligible homeowners avoid foreclosure and keep their homes by refinancing their existing mortgages. MHA loans are available to eligible homeowners with LTVs ratios of up to 125% under the HARP program. In addition the MHA also includes the HAMP modification program and other similar type programs.
Mortgage-Backed Securities (MBS). A type of asset-backed security that is secured by a group of mortgage loans.
Mortgage Servicing Right (MSR).  The right and obligation to service a loan or pool of loans and to receive a servicing fee as well as certain ancillary income. MSRs may be bought and sold, resulting in the transfer of loan servicing obligations.
Non-Conforming Loan.  A mortgage loan that does not meet the standards of eligibility for purchase or securitization by Fannie Mae, Freddie Mac or Ginnie Mae.
Non-Recoverable Advance.  A servicing advance made by a servicer, which will not ultimately be recoverable by the servicer from funds received upon liquidation of the underlying property of the mortgage loan.
Originations.  The process through which a lender provides a mortgage loan to a borrower.
P&I Advance.  A servicing advance to cover scheduled payments of principal and interest that have not been timely paid by borrowers. P&I Advances serve to facilitate the cash flows paid to holders of securities issued by the residential MBS trust. The servicer is not the insurer or guarantor of MBS and thus has the right to cease the advancing of P&I, when the servicer deems the next advance nonrecoverable.

     Prepayment Speed.  The rate at which voluntary mortgage prepayments occur or are projected to occur. The statistic is calculated on an annualized basis and expressed as a percentage of the outstanding principal balance.
     Primary Servicer.  The servicer that owns the right to service a mortgage loan or pool of mortgage loans. This differs from a subservicer, which has a contractual agreement with the primary servicer to service a mortgage loan or pool of mortgage loans in exchange for a subservicing fee.
     Prime Mortgage Loan.  Generally, a high-quality mortgage loan that meets the underwriting standards set by Fannie Mae, Freddie Mac and Ginnie Mae and is eligible for purchase or securitization in the secondary mortgage market. Prime Mortgage loans generally have lower default risk and are made to borrowers with excellent credit records and a monthly income at least three to four times greater than their monthly housing expenses (mortgage payments plus taxes and other debt payments) as well as significant other assets. Mortgages not classified as conventional mortgages are generally called either non-prime or Alt-A.
Private Label Securitizations. Securitizations that do not meet the criteria set by Fannie Mae, Freddie Mac or Ginnie Mae.
     Real Estate Owned (REO).  Property acquired by the servicer on behalf of the owner of a mortgage loan or pool of mortgage loans, usually through foreclosure or a deed-in-lieu of foreclosure on a defaulted loan. The servicer or a third party real estate management firm is responsible for selling the REO. Net proceeds of the sale are returned to the owner of the related loan or loans. In most cases, the sale of REO does not generate enough to pay off the balance of the loan underlying the REO, causing a loss to the owner of the related mortgage loan.
     Refinancing.  The process of working with existing borrowers to refinance their mortgage loans. By refinancing loans for borrowers we currently service, we retain the servicing rights, thereby extending the longevity of the servicing cash flows.
Reverse Mortgage. A reverse mortgage, also referred to as a home equity conversion mortgage, enables seniors to borrow against the value of their home, and no payment of principal or interest is required until the death of the borrower or the sale of the home.
     Servicing.  The performance of contractually specified administrative functions with respect to a mortgage loan or pool of mortgage loans. Duties of a servicer typically include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic monthly statements to the borrower and monthly reports to the loan owners or their agents and managing insurance. A servicer is generally compensated with a specific fee outlined in the contract established prior to the commencement of the servicing activities.
     Servicing Advances.  In the course of servicing loans, servicers are required to make advances that are reimbursable from collections on the related mortgage loan or pool of loans. There are typically two types of servicing advances: T&I Advances and Corporate Advances. Corporate advances can include homeowner association fees as well as fees to preserve and protect the property and legal fees to foreclose on the property. Servicing advances are reimbursed to the servicer if and when the borrower makes a payment on the underlying mortgage loan at the time the loan is modified or upon liquidation of the underlying mortgage loan. The types of servicing advances that a servicer must make are set forth in its servicing agreement with the owner of the mortgage loan or pool of mortgage loans. In some instances a servicer is allowed to cease Servicing Advances, if those advances will not be recoverable from the property securing the loan.
     Servicing Advance Facility.  A secured financing facility backed by a pool of mortgage servicing advance receivables made by a servicer to a certain pool of mortgage loans.
     Subservicing.  Subservicing is the process of outsourcing the duties of the primary servicer to a third party servicer. The third party servicer performs the servicing responsibilities for a fee and is typically not responsible for making servicing advances. The Servicer is contractually liable to the owner of the loans for the activities of the subservicer.
     T&I Advance.  A servicing advance to pay specified expenses associated with the preservation of a mortgaged property or the liquidation of defaulted mortgage loans, including but not limited to property taxes, insurance premiums or other property-related expenses that have not been timely paid by borrowers in order for the lien holder to maintain their interest in the property.
     Unpaid Principal Balance (UPB).  The amount of principal outstanding on a mortgage loan or a pool of mortgage loans. UPB is used together with the servicing fees and ancillary income as a means of estimating the future revenue stream for a servicer.

     Warehouse Facility.  A type of facility used to finance mortgage loan originations. Pursuant to a warehouse facility, a loan originator typically agrees to transfer to a counterpart certain mortgage loans against the transfer of funds by the counterpart, with a simultaneous agreement by the counterpart to transfer the loans back to the originator at a date certain, or on demand, against the transfer of funds from the originator.
     Wholesale Originations.  A type of mortgage loan origination pursuant to which a lender acquires refinancing and purchase money mortgage loans from third party mortgage brokers or correspondent lenders.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•our ability to efficiently service higher risk loans;

•	change in delinquencies for the loans we service or originate, increases in interest rates, our ability to refinance existing loans, and increases in defaults;

•our ability to grow our loan originations volume;

•	our ability to compete successfully in the mortgage loan servicing and mortgage loan originations industries;

•
our ability to maintain or grow the size of our servicing portfolio and realize our significant investments in personnel and our technology platform by successfully identifying attractive acquisition opportunities, including MSRs, subservicing contracts, servicing platforms and originations platforms;

•delays in our ability to collect or be reimbursed for servicing advances;

•	errors in our financial models or changes in assumptions and requirements to write down the value of certain assets;

•our ability to successfully mitigate our risks through hedging strategies;

•our ability to obtain sufficient capital to meet our financing requirements;

•	our substantial indebtedness;

•	our potential need to incur more debt;

•the termination of our servicing rights and subservicing contracts;

•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such acquisitions, including potentially significant acquisitions;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	changes to HARP, HAMP, Making Home Affordable Plan or other similar government programs;

•changes in prevailing interest rates;

•the accuracy and completeness of information about borrowers and counterparties;

•	the deterioration of the market for reverse mortgages and increase in foreclosure rates for reverse mortgages;

•our ability to mitigate the increased risks related to servicing reverse mortgages;

•our exposure to adjustable rate mortgage loans and loan modifications;

•the geographic concentration of our servicing portfolio;

•	our ability to follow the specific guidelines of GSEs or a significant change in such guidelines;

•	changes in our business relationships with the Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of MBS;

•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections and our ability to mitigate the impact of technology failures;

•changes to our servicer ratings;

•failure of our vendors to comply with servicing criteria;

•the loss of the services of our senior managers;

•failure to attract and retain a highly skilled work force;

•changes in public opinion concerning mortgage originators or debt collectors;

•
the impact of operating in a highly regulated industry, the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), including rules issued by the Consumer Financial Protection Bureau (CFPB), on our business activities and practices, costs of operations and overall results of operations;

•increased legal proceedings and related costs;

•	the impact on our servicing practices as a result of a consent judgment against one of the largest non-bank servicers by certain federal and state agencies;

•	changes in federal, state and local laws that are adverse to mortgage servicers which increase costs and operational complexity and impose significant penalties for violation;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•loss of our licenses;

•challenges to the validity of foreclosure actions and judicial overturning of foreclosures;

•	delays in foreclosure proceedings due to lack of judicial resources, dilatory tactics by the debtor’s bar and new legislation to establish certain lending and borrowing practices;

•	volatility in our common stock price;

•conflicts of interest with our principal stockholder;

•reliance on our subsidiaries to provide funding to meet our financial obligations and dividends;

•provisions in our governing documents that could delay or prevent a change of control of us; and

•the right of certain of our stockholders to engage or invest in the same or similar businesses as us.

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

PART I.
Item 1.  Business
General
Nationstar Mortgage Holdings Inc. (Nationstar Inc.) is a Delaware corporation formed in 2011. When we use the terms the "Company," "we," "us," and "our" we are referring to Nationstar Inc. and our consolidated subsidiaries, including Nationstar Mortgage LLC (Nationstar). Through our subsidiaries, we are a real estate services company engaged primarily in the servicing of residential mortgage loans for others, the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market, and providing mortgage and default service offerings through Solutionstar, our ancillary services business. Nationstar, Nationstar Inc.'s principal operating subsidiary, is one of the largest non-bank servicers in the United States.
Nationstar's history began in 1994 in Denver, Colorado as Nova Credit Corporation, a Nevada corporation. In 1997, the executive offices and primary operations were moved to Dallas, Texas and the name was changed to Centex Credit Corporation. In 2001, Centex Credit Corporation was merged into Centex Home Equity Company, LLC (CHEC), a Delaware limited liability company. In 2006, FIF HE Holdings LLC (FIF), acquired all of the outstanding membership interests in CHEC, and changed the name to Nationstar Mortgage LLC. FIF is a subsidiary of Fortress Private Equity Funds III and IV.
On February 24, 2012, Nationstar Inc. filed a registration statement on Form S-1 for the offering of 19,166,667 shares of our common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in Nationstar transferred from FIF to two direct, wholly-owned subsidiaries and Nationstar Inc. issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. FIF contributed certain assets to Nationstar and also exchanged its equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc. The offering transformed Nationstar Inc. into a publicly-traded company.
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

Material 2013 Transactions

In January 2013, Nationstar entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution which has been accounted for as an asset acquisition. Under the Purchase Agreement, the Company agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price was approximately $7.1 billion, which was funded through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. The Company boarded the acquired agency portfolio balances between February and June 2013. During the third quarter, Nationstar completed additional portions of the MSR purchase, closing on and boarding MSRs related to residential mortgage loans with an UPB of approximately $62 billion, all of which are non-conforming loans in private label securitizations. The Company closed on and boarded the remaining MSRs relating to $21 billion of UPB, in stages during the fourth quarter of 2013.

In May 2013, we acquired the loan origination operations and certain assets of Greenlight Financial Services (Greenlight), a leading direct-to-consumer originator based in Irvine, California. Greenlight utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and will diversify Nationstar's origination channels and capabilities. The acquisition of Greenlight provides us with additional capacity to process recapture loans and pursue new customers outside of our portfolio while creating long-term servicing assets.
In the last half of 2013, the mortgage industry experienced declines in refinancing and origination volume as a result of an increase in interest rates. In an effort to capitalize on the growing size and profitability of our core servicing business, on November 1, 2013, our management committed to focus on its Consumer-Direct Retail originations channel and will continue to view the correspondent channel as a source of servicing and purchase money opportunities. On November 29, 2013, we sold our non-core wholesale and distributed retail origination channels to a third-party mortgage company. In addition, due to increased productivity per employee and economies of scale in our Servicing Segment, we consolidated certain locations. We reduced our total workforce by approximately 1,100 positions, which includes employees that joined the third-party mortgage company. We recorded a fourth quarter charge of approximately $12.2 million for estimated employee termination and other compensation costs, lease terminations and other related costs.

In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity (the Purchaser) capitalized by New Residential and third party co-investors,

•
the right to repayment with respect to approximately $2.7 billion of servicer advances (the Servicer Advances) currently outstanding on the three pools (the Pools) of residential, non-agency mortgage loans with an aggregate unpaid UPB of approximately $44.3 billion;

•	the right to repayment with respect to Servicer Advances made with respect to the Pools in the future; and

•	the right to receive the basic fee component (the Basic Fee) of the MSR on the Pools, portions of which the Purchaser will remit to Nationstar in exchange for continuing to service the Pools.
We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, we will subservice the applicable residential mortgage loans for on or behalf of the Purchaser.
In addition, under the purchase agreement, the Purchaser has the right (the Call Right) to purchase $3.1 billion of outstanding Servicer Advances and the related Basic Fees on Nationstar's two other pools of non-agency loans in a transaction on substantially similar terms as the terms of the December transaction, subject to the receipt of applicable consents. The Call Right expires on June 30, 2014.
While the transfer of the rights to the MSRs to the Purchaser is structured as a sale for legal and bankruptcy purposes, we will account for the transactions as financings until the required third party consents are obtained and legal ownership of the right to MSRs transfer to the Purchaser.
Overview

We are a leading residential mortgage loan servicer and one of the largest non-bank servicers in the United States as measured by aggregate unpaid principal balance of loans serviced. Our servicing portfolio consists of over 2.3 million loans with an aggregate unpaid principal balance of $390.7 billion as of December 31, 2013. We service mortgage loans in all 50 states, and we are licensed as a residential mortgage loan servicer/originator and debt collector in all states that require such licensing. In addition to our core servicing business, we currently originate primarily conventional agency (Fannie Mae and Freddie Mac, collectively the government-sponsored enterprises or GSEs) and government (Federal Housing Administration and Department of Veterans Affairs) residential mortgage loans, and we are licensed to originate residential mortgage loans in all 50 states and the District of Columbia.

We offer a broad array of services across the residential mortgage spectrum including servicing, origination, and real estate services provided to financial institutions and consumers. Our integrated loan origination business mitigates servicing portfolio runoff and improves credit performance for investors. Additionally, our suite of ancillary businesses, which we call Solutionstar offers asset management, processing, title settlement, valuation and appraisal services.
Our headquarters and operations are based in Lewisville, Texas. As of December 31, 2013, we had a total of 6,984 employees. Our business primarily consists of our Servicing platform and adjacent businesses, and is complemented by our Originations segment.

For financial information concerning our reportable segments see Note 25 to the Consolidated Financial Statements.
Loan Servicing
We are one of the largest non-bank servicers in the United States (based on total aggregate unpaid principal balance), and we have established significant relationships with leading mortgage investors. These investors include the GSEs, regulatory agencies, major banks, private investment funds and other financial institutions and investors that expect to benefit from lower delinquencies and losses on portfolios that we service on their behalf. Nationstar’s servicing portfolio has primarily grown through servicing transfers and acquisitions of mortgage servicing rights from other servicers. We believe that our demonstrated performance in servicing loans facilitated our acquisitions and transfers of mortgage servicing rights. Our servicing portfolio grew from $12.7 billion as of December 31, 2007, to $390.7 billion as of December 31, 2013, representing a compound annual growth rate of 77.0%. We have diversified our portfolio as a result of these acquisitions and transfers. Additionally, our growth is the result of multiple transfers from our client base, which evidences our ability to exceed client performance expectations. We expect to continue to grow our Servicing portfolio and are currently pursuing opportunities to acquire mortgage servicing rights or enter into subservicing agreements.
Loan servicing primarily involves the calculation, collection and remittance of principal and interest payments, the administration of mortgage escrow accounts, the collection of insurance claims, the administration of foreclosure procedures, the management of real estate owned (REO), and the disbursement of required protective advances. Loan servicers service on behalf of the owners of the loans, and servicers are therefore exposed to minimal credit risk. We utilize a flexible, customer-centric mortgage servicing model that focuses on asset performance through increased personal contact with borrowers and loss mitigation tools designed to decrease borrower delinquencies and defaults and increases borrower repayment performance with a goal of home ownership preservation. Since 2010, Nationstar modified or resolved over 140,000 loans, resulting in preventing these customers from foreclosure. Our operating culture emphasizes individual default specialist accountability (what we refer to as credit loss ownership) for improved asset performance and cash flow and reduced credit losses. Our servicing model and operating culture have proven even more valuable in the challenging residential mortgage market, and we have established an excellent track record servicing credit-sensitive loans.
Our Servicing segment produces recurring, fee-based revenues based upon contractually established servicing fees. Servicing fees consist of an amount based on either the unpaid principal balance of the loans serviced or a per-loan fee amount and also include ancillary fees such as late fees. In addition, we earn interest income on amounts deposited in collection accounts and amounts held in escrow to pay property taxes and insurance, which we refer to as float income. We also generate incentive fees from owners of the loans that we service for meeting certain delinquency and loss goals and for arranging successful loss mitigation programs. Moreover, we earn incentive fees from the U.S. Treasury for loans that we successfully modify within the parameters of HAMP and other assistance programs it sponsors.

We service loans as the owner of MSRs, which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We also service reverse mortgages. As of December 31, 2013, our primary servicing and subservicing portfolios represented 84.1% and 8.5%, respectively, of our total servicing portfolio with 7.4% of our outstanding servicing portfolio consisting of reverse mortgages.
Primary servicers act as servicers on behalf of mortgage owners and directly own the MSRs, which represent the contractual right to a stream of cash flows (expressed as a percentage of UPB) in exchange for performing specified mortgage servicing functions and temporarily advancing funds to cover payments on delinquent and defaulted mortgages.
We have grown our primary servicing portfolio to $328.7 billion in UPB as of December 31, 2013 from $12.7 billion in UPB as of December 31, 2007, representing a compound annual growth rate of 76.1%. We plan to continue growing our primary servicing portfolio principally by acquiring MSRs from banks and other financial institutions under pressure to exit or reduce their exposure to the mortgage servicing business. As the servicing industry paradigm continues to shift from bank to non-bank servicers, we have capitalized on this significant opportunity and increased our market share of the servicing business from 0.1% in 2007 to 4.0% in 2013.
We acquire MSRs on a standalone basis and have also developed an innovative model for investing by co-investing with financial partners in “excess MSRs", thereby reducing the capital necessary to acquire MSR portfolios. Excess MSRs are the servicing fee cash flows (excess fees) on a portfolio of mortgage loans after payment of a basic servicing fee. In these transactions, we provide all servicing functions in exchange for the basic servicing fee, then share the excess fee with our co-investment partner on a pro rata basis. Through December 31, 2013, we had over $249 billion of loan servicing UPB through excess MSRs. Additionally, in late 2013, we entered into agreements with New Residential and other investors, to sell servicing protective advances related to certain private label loan servicing portfolios. This transaction transferred the obligation to fund future servicing advances on the related portfolios to the investor group, furthering our strategy of becoming a fee for service business. In connection with this transaction, we also transferred the rights to MSRs of $58 billion in UPB. We expect to structure additional transactions of this nature in 2014 which could result in total proceeds to Nationstar of $680 million.
Subservicers act on behalf of MSR or mortgage owners that choose to outsource the loan servicing function. In our subservicing portfolio, we earn a contractual fee per loan we service. The loans we subservice often include pools of under performing mortgage loans requiring high touch servicing capabilities. Many of our recent subservicing transfers have been facilitated by GSEs and other large mortgage owners that are seeking to improve loan performance through servicer upgrades. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital.
Our subservicing portfolio amounted to $33.1 billion in UPB as of December 31, 2013. We expect to enter into additional subservicing arrangements as mortgage owners seek to transfer credit-stressed loans to high touch subservicers with proven track records and the infrastructure and expertise to improve loan performance.

At December 31, 2013, our reverse mortgage servicing portfolio amounted to $28.9 billion in unpaid principal balance. We services reverse mortgages on loans that are owned or insured by Fannie Mae, Ginnie Mae, and private investors.
Reverse mortgages provide seniors (62 years and older) with a loan secured by their home. The majority of reverse mortgages are secured by the FHA and are referred to as "HECMs" or Home Equity Conversion Mortgages. Like a typical home equity loan, reverse mortgages are designed to enable seniors to borrow against the value of their home. Unlike a typical home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home and the amount of the loan is dependent on the appraised value of the home at the time of origination, the interest rate on the loan, and the borrower's age. Reverse mortgages may be either fully funded (fixed rate loan) or can provide for a line of credit that can be drawn periodically (adjustable rate "ARM" loan). Similar to forward servicing, we earn a contractual servicing fee per loan in exchange for performing specific mortgage servicing functions and temporarily advancing funds to cover payments on delinquent and defaulted mortgages.

In addition to our core servicing business, we also operate a fully integrated suite of businesses, which we call Solutionstar, designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/real estate owned (REO) process and providing title insurance, agency, loan settlement and valuation services on newly originated and re-originated loans. We offer these adjacent services in connection with loans we currently service, as well as on a third-party basis in exchange for base and/or incentive fees. In February 2013, we announced the acquisition of Equifax Settlement Services, a provider of appraisal, title insurance and settlement services that serves a broad array of blue chip clients, including the largest financial institutions in the United States. Nationstar rebranded the acquired entity as Solutionstar Settlement Services. Solutionstar broadens our product offerings by providing mortgage-related services spanning the entire life cycle of a mortgage loan. We believe our integrated approach, together with the strength and diversity of our servicing operations and our strategies for growing substantial portions of our business with limited capital outlays, position us to take advantage of the major structural changes currently occurring across the mortgage industry.

Loan Originations
In addition to our servicing and ancillary businesses, we operate a fully integrated loan originations platform which provides existing customers with refinance solutions and complements and enhances our servicing business by allowing us to replenish our servicing portfolio as loans pay off over time. Our originations business provides (i) a servicing portfolio retention source by providing refinancing services to our existing servicing customers; (ii) an organic source of servicing assets at attractive pricing; and (iii) a loss mitigation solution for our servicing clients and customers by offering refinancing options to borrowers allowing them to lower their monthly payments which may lower their risk of defaulting.

We primarily originate conventional agency and government mortgage loans, and we are licensed to originate residential mortgage loans in all 50 states and the District of Columbia. In the years ending December 31, 2013, 2012 and 2011, we originated conventional loans in aggregate principal balance of $24.0 billion, $7.9 billion and $3.4 billion, respectively.

As an additional component of our integrated approach, we have expanded our originations business by acquiring the direct-to-consumer capabilities of Greenlight, which we acquired in May 2013, and through the development of third-party correspondent relationships. Correspondent relationships provide us with an additional source of organic servicing growth at attractive acquisition rates. In correspondent lending, there are two types of pricing. In what is known as “mandatory” correspondent pricing, we partner with another originator in an agreement to purchase a set portion of its monthly production at a predetermined price. In the other type of pricing, known as “best efforts”, we can purchase loans at time of sale with negotiated volumes and pricing. In both types of pricing, the purchased loans are closed by the originator prior to our purchase and follow an internal review process. The correspondent originator retains the representation and warranty risk related to the loans. The purchased loans are then sold or securitized by us in the same manner as production from our direct to consumer channel.

Greenlight's proven expertise in mass marketing media diversifies Nationstar's originations channel and will provide additional originating capacity. Our originations strategy is predicated on creating loans that are readily sold into a liquid market either through securitizations backed by the GSEs on a servicing retained basis or through servicing released whole loan sales to major conduit investors. Loans are typically securitized or sold within 30 days of origination and not intended to be held on our balance sheet on a long-term basis. The interest rate risk inherent in the originations process is mitigated through a hedging program intended to minimize exposure to changes in underlying interest rates.
Legacy Assets and Other
We also have a legacy asset portfolio, which consists primarily of non-prime residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we term-financed our legacy assets with nonrecourse debt that requires no additional capital or equity contributions. In conjunction with the transaction, we reclassified our legacy assets to “held for investment” on our consolidated balance sheet, which allowed us to eliminate further mark-to-market accounting exposure on these assets. We continue to service these loans using our high touch servicing model. Additionally, we have in the past consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the Variable Interest Entity's (VIE's) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to consolidation accounting guidance.
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

Our corporate website is located at www.nationstarholdings.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Amended and Restated Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report and is provided as an inactive textual reference only. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
Executive Officers of the Registrant
The following is a list, as of February 17, 2014, of the names and ages of the executive officers of Nationstar Inc. and of the offices held by each of these persons with Nationstar Inc.

Name                Positions with the Company                        Age
Jay Bray                Chief Executive Officer                            47
David C. Hisey            Executive Vice President and Chief Financial Officer                53
Harold Lewis            President and Chief Operating Officer                    53
Ramesh Lakshminarayanan    Executive Vice President and Chief Risk Officer                51
Amar R. Patel            Executive Vice President of Portfolio Investments                42
Chad T. Patton            Executive Vice President                            41
Anthony W. Villani        Executive Vice President and General Counsel                57

Jay Bray

Mr. Bray has served as Nationstar Inc.'s Chief Executive Officer since 2012. He also served as Nationstar Inc.'s Executive Vice President and Chief Financial Officer from May 2011 to February 2012. In addition he has served as the President of Nationstar Inc.'s wholly-owned subsidiary, Nationstar, since July 2011, as the Chief Executive Officer of Nationstar since October 2011, as the Chief Financial Officer of Nationstar from the time he joined Nationstar in May 2000 until September 2012, as a Manager of Nationstar since October 2011, and as a Director of another subsidiary, Nationstar Capital Corporation, since March 2010. Mr. Bray has close to 25 years of experience in the mortgage servicing and originations industry. From 1988 to 1994, Mr. Bray worked with Arthur Andersen, where he served as an audit manager from 1992 to 1994. From 1994 to 2000, Mr. Bray held a variety of leadership roles at Bank of America and predecessor entities, where he managed the Asset Backed Securitization process for mortgage related products, developed and implemented a secondary execution strategy and profitability plan and managed investment banking relationships, secondary marketing operations and investor relations. Additionally, Mr. Bray led the portfolio acquisition, pricing and modeling group.
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

Chad T. Patton
Mr. Patton joined Nationstar in August 2013 and was elected as Executive Vice President of Nationstar Inc. in December 2013. Mr. Patton is responsible for Loan Origination and Business Development. Mr. Patton has 20 years of experience in the banking and mortgage industries. Prior to joining Nationstar, Mr. Patton served as Managing Director-Private Equity for Lone Star US Acquisitions LLC from 2011 to 2013. From 2008 to 2011, Mr. Patton worked for Hudson Advisors LLC (the captive asset management arm of Lone Star Funds) as Managing Director-Asset Management. From 2004 to 2008, Mr. Patton worked for Aegis Mortgage Corporation as Senior Vice President-Corporate Development and Finance. From 1999 to 2004, Mr. Patton worked for Bank of America Securities LLC as Vice President-Financial Institutions Investment Banking.
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

Item 1A.  Risk Factors

The following discussion sets forth some of the most important risk factors that could materially adversely affect our business, results of operations and/or financial condition. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us. Each of these factors could by itself, or together with one or more other factors, materially adversely affect our business, results of operations and/or financial condition. We are subject to other general risks that are not specifically enumerated which may have a material adverse effect on our business, results of operations and/or financial condition. The following risk factors are not necessarily listed in order of importance.
Business and Industry Risks
We service higher risk loans, which are more expensive to service than conventional mortgage loans.
A large percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, could adversely affect our business, financial condition and results of operations.

A significant change in delinquencies for the loans we service or originate could adversely affect our business, financial condition and results of operations.
Delinquency rates have a significant impact on our revenues, expenses and liquidity and on the valuation of our MSRs and our mortgage loans as follows:

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

•
Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. It may also result in an increase in interest expense as a result of an increase in our advancing obligations. The cost of servicing an increasingly delinquent mortgage loan portfolio may thus rise without a corresponding increase in revenue.

•
Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in borrowing under our advance facilities, if we cannot recover the advances we are required to make from delinquent borrowers.

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

•
Valuation of mortgage loans. Higher delinquencies reduce the value of mortgage loans. An increase in delinquencies in any of the mortgage loans that we originate may require us to sell these loans at a greater discount to par, which would have a negative impact on our financial results.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.
Moreover, a large percentage of the mortgage loans we service are higher risk loans, which tend to have higher delinquency and default rates. Private-label mortgage loans may be at a greater risk of such delinquency than GSE and government agency-insured mortgage loans. Therefore, as we increase the percentage of private-label mortgages in our servicing portfolio as measured by UPB, our servicing portfolio may become increasingly delinquent, which could adversely affect our business, financial condition and results of operations

Additional increases in interest rates in the residential mortgage market may decrease our originations volume, which could adversely affect our business, financial condition and results of operations.
Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.9 trillion in 2013. We may be unable to continue to grow our loan originations volume as a result of this declining market for mortgage loans.
More specifically, our loan originations business consists primarily of refinancing existing loans. An increase in prevailing interest rates could decrease our originations volume through our Consumer Direct Retail originations channel, our largest originations channel by volume because this channel focuses predominantly on refinancing existing mortgage loans. These factors could adversely affect our business, financial condition and results of operations.
We may not be able to continue to grow our loan originations business, which could adversely affect our business, financial condition and results of operations.
Our loan originations business consists primarily of refinancing existing loans. While we intend to use sales lead aggregators, television and Internet marketing to reach new borrowers, our Consumer Direct Retail originations platform may not succeed because of the referral-driven nature of our industry. Further, our largest customer base consists of borrowers whose existing loans we service. Because we service a large amount of credit-sensitive loans, many of our existing servicing customers may not be able to qualify for conventional mortgage loans with us or may pose a higher credit risk than other consumers. Furthermore, our Consumer Direct Retail originations platform focuses predominantly on refinancing existing mortgage loans. This type of originations activity is sensitive to increases in interest rates. Our loan originations business also consists of providing purchase money loans to homebuyers. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business.
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
In addition, technological advances and heightened e-commerce activities have increased consumers’ access to products and services. This has intensified competition among banks and non-banks in offering mortgage loans and loan servicing. We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.
We may not be able to maintain or grow our business if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages or to acquire the right to service additional pools of residential mortgages. We may not be able to acquire MSRs or enter into additional subservicing agreements on terms favorable to us or at all, or our attempts to acquire MSRs or enter into subservicing agreements may be blocked by regulators or courts, which could adversely affect our business, financial condition and results of operations. In determining the purchase price for MSRs and subservicing agreements, management makes certain assumptions, many of which are beyond our control, including, among other things:

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
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.
We have sold to New Residential and certain third-party investors rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with the transaction, New Residential purchased the equity of wholly-owned special purpose subsidiaries of Nationstar that issued limited recourse variable funding to finance the advances. We continue to service these loans. In the event that New Residential receives requests for advances in excess of amounts that New Residential or its co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to New Residential, we may have to obtain other sources of financing which may not be available. Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with New Residential. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.
We use financial models and estimates in determining the fair value of certain assets, such as MSRs. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and investments in debt securities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If loan loss levels are higher than anticipated, due to an increase in delinquencies or prepayment speeds, or financial market illiquidity continues beyond our estimate, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations. Errors in our financial models or changes in assumptions could adversely affect our earnings. See “We may not realize all of the anticipated benefits of previous or potential future acquisitions, which could adversely affect our business, financial condition and results of operations.”
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
Our financing strategy includes the use of significant leverage because in order to make servicing advances and fund originations, we require liquidity in excess of that generated by our operations. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. See “Note 14-Indebtedness.” Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

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

In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our servicing and originations operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” Our ability to fund current operations and meet our servicing advance obligations depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. We rely on our originations and servicing advance facilities for substantially all of the liquidity we require to fund the mortgage loans that we originate and the servicing advances we are required to make. We may elect to fund these liquidity needs from cash flows available to us. To the extent we do not have sufficient cash available to meet these liquidity needs we will continue to draw on originations and servicing advance facilities. Such financings may not be available with the GSEs or other counterparties on acceptable terms or at all. If we are unable to obtain such financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.
An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit - similar to the market conditions that we have experienced during the last several years - may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.
We historically have relied on selling or securitizing our mortgage loans into the secondary market in order to generate liquidity to fund maturities of our indebtedness, the origination and warehousing of mortgage loans, the retention of mortgage servicing rights and for general working capital purposes. We bear the risk of being unable to sell or securitize our mortgage loans at advantageous times and prices or in a timely manner. Demand in the secondary market and our ability to complete the sale or securitization of our mortgage loans depends on a number of factors, many of which are beyond our control, including general economic conditions, general conditions in the banking system, the willingness of lenders to provide funding for mortgage loans, the willingness of investors to purchase mortgage loans and mortgage-backed securities and changes in regulatory requirements. If it is not possible or economical for us to complete the sale or securitization of certain of our mortgage loans held for sale, we may lack liquidity under our mortgage financing facilities to continue to fund such mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted, which could adversely affect our business, financial condition and results of operations.
In July 2013, the U.S. bank regulatory agencies finalized rules implementing international accords on strengthening capital requirements, known as Basel III. The final U.S. capital rules are intended to increase both the quantity and quality of capital held by U.S. banking institutions against their assets, and these increased requirements will be phased in over the next few years, starting in 2014 for the largest institutions. In addition, the final U.S. capital rules also contain provisions that raise capital charges against certain real estate exposures, mortgage servicing rights and securitizations. Also, in July 2013, the U.S. bank regulatory agencies proposed (but have not yet finalized) rules for the largest 8 U.S. banking organizations that would, if adopted, further increase the capital requirements (through an increase in certain minimum leverage ratios) for these organizations. Furthermore, the U.S. bank regulatory agencies also proposed, in October 2013, (but have not yet finalized) liquidity rules for U.S. banking organizations, that would require the maintenance of certain high quality liquid assets against net stressed liquidity outflow estimates of the banking organization, including with regard to revolving credit lines provided to customers. Although we cannot quantify the impact of these rules at this time, it is expected that these rules will increase the cost of funding for banking institutions that we rely on for financing. Such Basel III requirements on banking institutions could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.

Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2013, we and our guarantors for our unsecured senior notes had approximately $2.4 billion of total indebtedness and unfunded availability of approximately $4.1 billion under our various financing facilities. Our substantial indebtedness and any future indebtedness we incur could:

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
In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which would have a material adverse effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.
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
As is standard in the industry, under the terms of our master servicing agreements with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. These agreements also require that we service in accordance with GSE servicing guidelines. Failure to comply with servicing standards and to maintain certain tangible net worth levels could result in termination of our agreements with GSEs. Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans on more favorable terms. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks.
If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
We may not realize all of the anticipated benefits of previous or potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of previous or potential future acquisitions of servicing portfolios, originations platforms or companies will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, servicing practices, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

In the event that we acquire a servicing or originations platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio, of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreements or as to the timing of any potential acquisitions. Additionally, we may make or have made potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.
Any future acquisitions could require substantial additional capital in excess of cash from operations. Therefore, we may fund acquisitions with a combination of excess MSR co-investments, nonrecourse securitization debt, warehouse financing, servicer advance facilities or sales, additional corporate indebtedness or equity financing. Where we can obtain such financing on attractive terms, we typically attempt to finance our acquisitions on a nonrecourse basis. In addition, we could enter into such acquisition arrangements on a standalone basis or on a co-investment or other basis with one or more of our affiliates. We can provide no assurances, however, as to the availability or terms of funding for future acquisitions or our ability to enter into such arrangements with our affiliates. If we fail to obtain adequate financing or otherwise enter into satisfactory arrangements with our affiliates, we could be exposed to significant risks, including risks that we may not be able to complete the acquisition on alternative terms or at all and risks that we may have to pay damages.
Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired servicing portfolios, originations platforms or businesses. The acquired servicing portfolios, originations platforms or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See “We use financial models and estimates in determining the fair value of certain assets, such as MSRs and investments in debt securities. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.” Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.
We may be required to indemnify or repurchase loans we sold, or will sell, if these loans fail to meet certain criteria or characteristics or under other circumstances.
The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage;

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment; or

•	the borrower fails to make certain initial loan payments due to the purchaser.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. Along with others in the industry, we are subject to repurchase claims and may continue to receive claims in the future. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. Between January 1, 2009 and December 31, 2013, we sold an aggregate of $36.8 billion of loans. To recognize the potential loan repurchase or indemnification losses, we have recorded a reserve of $40.7 million as of December 31, 2013. In 2013, we were not required to repurchase a significant number of mortgages that had been previously sold, and we incurred losses of $10.9 million related to such repurchase activity. Because of the increase in our loan originations since 2008, we expect that repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Analysis of Items on Consolidated Balance Sheet-Liabilities and Stockholders’ Equity.” If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
Changes to government mortgage modification programs could adversely affect future incremental revenues.
Under the Home Affordable Refinance Program (HARP), the Home Affordable Modification Program (HAMP), and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.
We participate in and dedicate numerous resources to HARP and HAMP. In 2013, 47% of our total originations were HARP loans. Changes in legislation or regulation regarding HARP, HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs.
On October 24, 2011, the FHFA announced changes to HARP for certain loans sold to Fannie Mae and Freddie Mac prior to May 31, 2009. The changes to HARP are designed to increase the number of mortgage loans eligible for refinancing under the program and have meaningfully increased industry-wide loan production volumes. These changes and any additional changes that may be enacted to increase refinancing eligibility under this program will likely increase mortgage loan prepayment speeds, which would have an unfavorable impact on the valuation of our MSRs. HARP and HAMP are currently scheduled to expire on December 31, 2015. If HARP or HAMP is not extended, this could decrease our revenues, which could adversely affect our business, financial condition and results of operations.
Under the Making Home Affordable plan, or MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. HARP also allows us to refinance loans with an LTV of up to 125%. This program, and the FHA’s negative equity refinance program, allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA’s negative equity refinance program is scheduled to expire on December 31, 2014, and the expiration of that program or changes in legislation or regulations regarding that program or the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes. Changes to HAMP, HARP, the MHA and other similar programs could adversely affect our future incremental revenues.
Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates. The following are certain material risks we face related to changes in prevailing interest rates:

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

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations;

•	a decrease in prevailing interest rates may increase prepayment speeds causing our servicing fees to decline more rapidly than anticipated and we may record a decrease in the value of our MSRs;

•
a decrease in prevailing interest rates may lead to higher compensating interest expense and increased amortization expense as we revise downward our estimate of total expected income as prepayment speeds increase; and

•	a decrease in prevailing interest rates could reduce our earnings from our custodial deposit accounts.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third-party mortgage brokers through which we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
As of December 31, 2013, our reverse mortgage servicing portfolio amounted to $28.9 billion in UPB, representing 7.4% of our total servicing portfolio. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. As of December 31, 2013, our reverse mortgage servicing advance facility had an outstanding balance of $102.0 million and the capacity to borrow a total of up to $150.0 million. Finally, we are subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.
Borrowers with adjustable rate mortgage loans or loan modifications that will be adjusting in 2014 are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.
Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Interest rates for residential mortgage loans have been at historical lows, and it is widely anticipated that these interest rates will increase in the United States due to changes announced by the Federal Reserve. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upward adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service. As of December 31, 2013, we serviced or held adjustable rate mortgage loans with a total UPB of approximately $101.0 billion on our outstanding forward residential mortgage loans and the average interest rate of our portfolio of adjustable rate mortgage loans was 4.92%. Because of the continuing low interest rate environment, a significant portion of our adjustable rate mortgage loans subject to adjustment during 2013 did not experience a rate increase. Likewise, loan modifications entered into in 2008 may have provisions providing for an increase in the interest rate by 1% in 2014 and 1% per year thereafter until an interest rate cap is reached. Some borrowers on loan modifications may re-default again due to the increased monthly payment of principal and interest, which could lead to higher servicing costs for these defaulted loans.

The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies, which could adversely affect our business, financial condition and results of operations.
As of December 31, 2013, approximately 26.6% and 8.8% of the aggregate outstanding loan balance in our forward servicing portfolio was secured by properties located in California and Florida, respectively. These states and others have experienced severe declines in property values and are experiencing a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent these states continue to experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans we service in those regions may increase the effect of the risks listed in this “Risk Factors” section. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher cost of doing business in those states, which could adversely affect our business, financial condition and results of operations.
Our competitors may be able to sell their loans to GSEs on more favorable terms, and since we are required to follow the guidelines of the GSEs we are not able to negotiate our servicing fees.
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
In February 2011, the Obama Administration delivered a report to Congress regarding a proposal to reform the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Since the report of the Obama administration, there has been a bill introduced in the House of Representatives by the Chairman of the House Financial Services Committee and in the Senate there are two competing bills coming out of the Senate Finance Committee all of which deal with GSE reform. Thus, the long-term future of the GSEs is still very much in doubt.
Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, such as Fannie Mae and Freddie Mac, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These GSEs play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.
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
Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees without the direct support of the U.S. federal government, on July 30, 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.
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
In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third-party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition and results of operations. See also “-Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”
A downgrade in our servicer ratings could have an adverse effect on our business, financial condition and results of operations.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Our current ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future which could adversely affect our business, financial condition and results of operations.
Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our servicing and originations businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor (for Reg AB purposes, some vendors provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. Furthermore, our affiliate, Solutionstar, provides support services to us as well as to third parties. By obtaining services from an affiliate, there is additional risk due to possible claims of collusion or claims that such services are not provided at market cost. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
We have reduced our costs by contracting with certain third parties with operations in India and the Philippines.  In 2013, we added 2,000 offshore resources in seven sites in India and the Philippines and may expand to other countries in the future.  These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters.  Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Any political or economic instability in these countries could result in our having to replace or reduce these vendor relationships which may increase our labor costs and could adversely affect our business, financial condition and results of operations.
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
Regulatory and Legal Risks
We operate within a highly regulated industry on a federal, state and local level and our business results are significantly impacted by the laws and regulations to which we are subject.
As a national mortgage services firm, we are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations significantly affect the way that we do business and can restrict the scope of our existing businesses and limit our ability to expand our product offerings or to pursue acquisitions, or can make our costs to service or originate loans higher, which could impact our financial results.
The Consumer Financial Protection Bureau (CFPB) issued final regulations effective January 2014 that prohibit mortgage servicers from beginning foreclosure proceedings until a mortgage loan is 120 days delinquent and imposes an “ability to repay” requirement for residential mortgage loans. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) provides that “qualified mortgages” are entitled to a presumption that the lender making the loan satisfied the ability-to-repay requirements and must have certain product-feature prerequisites and affordability underwriting requirements. Other new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our business, result in increased compliance costs and impair the profitability of such business. In addition, as a result of the Dodd-Frank Act’s potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. These new rules represent a significant shift in the mortgage market, and our failure to comply with these rules could lead to losses in the value of the loans, be an event of default under various servicing agreements or subject us to fines and penalties. The cumulative effect of these changes could result in a material impact on our earnings.
A number of provisions of the Dodd-Frank Act and other regulatory initiatives under state law are still being finalized and, even when finalized, will likely require significant interpretation and guidance. We could be subject to additional regulatory requirements or changes beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. The heightened regulatory environment has resulted not only in a tendency toward more regulation, but toward the most prescriptive regulation as regulatory agencies have generally taken a conservative approach to rule making, interpretive guidance and their general ongoing supervisory authority.
The ongoing implementation of the Dodd Frank Act, including the implementation of the new originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

In addition, certain regulators have recently taken steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations, which could adversely affect our business, financial condition and results of operations.

We are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.

We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including the Fair Debt Collection Practices Act and Making Home Affordable (MHA) loan modification programs.

Additionally, along with others in our industry, we are subject to repurchase or indemnification claims and may continue to receive claims in the future, including from our Legacy Portfolio regarding alleged breaches of representation and warranties relating to the sale of mortgage loans or the placement of mortgage loans into securitization trusts or the servicing of loans included in securitization trusts.

Our business is also subject to increasing regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies' oversight of the mortgage services and ancillary businesses. Such inquiries may include those into servicer foreclosure fees, processes and procedures, loan modification processes including loans being transferred and lender placed insurance, and may result in us becoming subject to subpoenas or otherwise required to provide information to state or federal regulators. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results or result in serious reputational harm. In addition, a number of participants in our industry have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Although we believe we have meritorious legal and factual defenses to the lawsuits in which we are currently involved, the ultimate outcomes with respect to these matters remain uncertain. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. Although we establish accruals for our legal and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued.

Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations. The costs of responding to the investigations can be substantial.
Moreover, regulatory changes resulting from the Dodd-Frank Act and other recent regulatory changes such as the creation of the CFPB with its own examination and enforcement authority and the “whistle-blower” provisions of the Dodd-Frank Act could further increase the number of legal and regulatory proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.
The enforcement of a consent judgment against one of the largest non-bank servicers by certain federal and state agencies could impose additional compliance costs on our servicing business, which could materially and adversely affect our financial condition and results of operations.
On December 12, 2013, the CFPB and 49 State Attorneys General entered into a consent judgment against the largest non-bank mortgage servicer in the United States regarding foreclosure and other default servicing practices. The consent judgment requires the servicer, among other things to: (i) promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; (iv) take certain steps to handle loan modifications and other workouts that are “in flight” at the time of the transfer of loans between servicers; and (v) establish robust oversight and controls pertaining to their third-party vendors, including outside legal counsel, that provide default management or foreclosure services.

Although we are not a party to the above consent judgment, we could become subject to the terms of the consent judgment if (i)  the agencies begin to enforce the requirements of the consent judgment by amending their servicing guides; (ii) the mortgage servicers or investors for which we service or subservice loans request that we comply with certain aspects of the consent judgment, or (iii) we otherwise find it prudent to comply with certain aspects of the consent judgment. In addition, the practices set forth in such consent judgment may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices. While we have made and continue to make changes to our operating policies and procedures in light of this consent judgment and other developments, further changes could be required and changes to our servicing practices could increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.
Federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and loan modifications as wells foreclosure actions. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances.
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
Solutionstar, our indirectly held, wholly-owned subsidiary, is subject to numerous licensing and regulatory requirements as a provider of ancillary services for residential lending and servicing. These services include managing loans in the foreclosure/real estate owned (REO) process and providing title insurance, loan settlement, valuation and appraisal services in a number of states. Solutionstar is subject to audits and examinations that are conducted by the states in which we do business. Our employees and subsidiaries may be required to be licensed by various state commissions for the particular type of service sold and to participate in regular continuing education programs. We may incur significant ongoing costs to comply with governmental regulations.

Under certain circumstances, when borrowers fail to provide hazard or flood insurance on their residences, the servicer of the loan is contractually obligated to place such insurance to protect the collateral and passes the premium costs onto the borrower. Some of our subsidiaries earn commissions as licensed insurance agencies from the sale of lender-placed insurance on our portfolios and from the sale of optional insurance products. On December 18, 2013, under FHFA directive, Fannie Mae and Freddie Mac issued a servicing guide announcement, effective June 1, 2014, related to lender-placed insurance, that would exclude from reimbursement any lender-placed insurance commissions and revenue earned by entities related to the servicer, such as our subsidiaries. Similarly, Florida and New York regulators have proposed or issued regulations that prohibit collateral protection insurer from paying commission to a mortgage servicer or its affiliate.

Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation.
Any of these changes in the law could adversely affect our business, financial condition and results of operations.
Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.
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
Our operations are subject to regulation, supervision and licensing under numerous federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage originations companies such as us as well as regulating our ancillary service providers. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage originations company or third-party debt default specialist, title insurance agency, appraisal management company, licensed auctioneer, and other similar types of requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on certain practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. We are subject to periodic examination by state regulatory authorities.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local laws, rules, regulations and ordinances. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing or other agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our businesses may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.
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
Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and new legislation, all of which could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.
In some states, such as Florida, New York, New Jersey and Rhode Island, our industry has faced, and may continue to face, increased delays and costs in the foreclosure process related to the re-execution and re-filing of certain documents. In addition, California and Nevada have recently enacted Homeowner’s Bill of Rights legislation to establish fair lending and borrowing practices for homeowners which may cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

Risks Related to the Ownership of our Common Stock
Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $13.02 per share and $57.95 per share from our initial public offering in 2012 through 2013 and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements along with a variety of additional factors including, without limitation, those set forth under these “Risk Factors” and “Forward-Looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced significant price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

FIF HE Holdings LLC (FIF), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (Fortress), owns approximately 75% of our outstanding common stock as of February 27, 2014. As a result, FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
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

Fortress has other investments and business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, FIF has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If FIF or any of its officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of FIF acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person's capacity as our director or officer and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person's fiduciary duties owed to us and is not liable to us, if FIF pursues or acquires the corporate opportunity or if FIF does not present the corporate opportunity to us.

Additionally, we may continue to enter into transactions with Fortress and its affiliates such as selling a percentage of the excess cash flow generated from our MSRs or selling the rights to mortgage servicing rights, mortgage servicing rights and servicer advances related to loan pools. These transactions may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Such transactions may present an actual, potential or perceived conflict of interest. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
The following table sets forth information relating to our primary facilities at December 31, 2013. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage
Principal executive office:
Lewisville, Texas – Corporate Headquarters	Leased	160,910
Business operations and support offices:
Lewisville, Texas	Leased	322,534
Irving, Texas	Leased	292,988
Scottsbluff, Nebraska	Owned	171,177
Chandler, AZ	Leased	163,864
Irvine, California	Leased	140,631
Littleton, Colorado	Leased	94,568

We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

Item 3.  Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other laws, including the Fair Debt Collection Practices Act and Making Home Affordable loan modification programs. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or servicing of mortgage loan securitizations. Furthermore, the certification of any putative class action could substantially increase our exposure to damages. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 22 - Commitments and Contingencies).
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

	Prices
	High	Low
2013
Fourth quarter	$56.76	$35.84
Third quarter	$57.95	$37.19
Second quarter	$46.91	$32.20
First quarter	$42.24	$29.86

2012
Fourth quarter	$37.20	$23.53
Third quarter	$34.90	$20.90
Second quarter	$34.90	$20.90
First quarter (from March 8)	$14.94	$13.02

On January 31, 2014, there were 90,324,847 shares outstanding and 188 stockholders of record of Nationstar Inc. common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
We have never declared or paid cash dividends on our common stock and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. The indentures governing our senior notes include some restrictions on our ability to pay cash dividends on our common stock. Our other finance arrangements may also, under certain circumstances, restrict our ability to pay cash dividends. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, S&P North American Financial Services Sector Index and S&P 500 Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2013. This data assumes an investment of $100 on March 8, 2012.
Item 6.  Selected Financial Data
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the selected consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheets data at December 31, 2013 and 2012 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheets data at December 31, 2011, 2010 and 2009 have been derived from Nationstar's audited consolidated financial statements that are not included in this Annual Report.

Year ended December 31,	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:	(in thousands, except earnings per share amounts)
Cash and cash equivalents	$441,902	$152,649	$62,445	$21,223	$41,645
Accounts receivable	5,636,482	3,043,606	562,300	441,275	513,939
Mortgage loans held for sale	2,603,380	1,480,537	458,626	369,617	203,131
Mortgage servicing rights (at fair value)	2,488,283	635,860	251,050	145,062	114,605
Total assets	14,026,689	7,126,143	1,787,931	1,947,181	1,280,185
Notes payable	6,984,351	3,601,586	873,179	709,758	771,857
Unsecured senior notes	2,444,062	1,062,635	280,199	244,061	—
Other nonrecourse debt	2,208,881	969,545	157,085	635,354	177,675
Total liabilities	13,036,791	6,368,461	1,506,622	1,690,809	1,016,362
Total equity	989,898	757,682	281,309	256,372	263,823

Consolidated Statements of Operations and Comprehensive income (loss) Data:
Total revenues	$2,086,985	$984,315	$377,841	$261,428	$78,869
Total expenses and impairments	1,402,278	582,045	306,183	220,976	142,367
Total other (expense) income	(338,453)	(125,687)	(50,771)	(50,366)	(17,379)
Income (loss) before taxes	346,254	276,583	20,887	(9,914)	(80,877)
Total income tax expense	129,200	71,296	—	—	—
Net income (loss)	217,054	205,287	20,887	(9,914)	(80,877)
Change in value of designated cash flow hedges	1,963	—	(1,071)	1,071	—
Comprehensive income (loss)	$219,017	$205,287	$19,816	$(8,843)	$(80,877)
Earnings (loss) per share data:
Basic earnings (loss) per share	$2.43	$2.41	$0.30	$(0.14)	$(1.16)
Dilutive earnings (loss) per share	$2.40	$2.40	$0.30	$(0.14)	$(1.16)

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$(1,833,941)	$(1,958,116)	$(28,903)	$(101,653)	$(83,641)
Investing activities	(1,373,534)	(2,157,292)	(81,879)	101,197	29,983
Financing activities	3,496,728	4,205,612	152,004	(19,966)	85,946
Adjusted EBITDA(1) (non-GAAP measure)	616,621	456,439	135,968	65,306	46,422
Revenues and Expenses from Operating Segments:
Interest expense from unsecured notes	166,402	63,879	30,464	24,628	—
Change in fair value of mortgage servicing rights	(58,458)	68,242	39,000	6,043	27,915
Depreciation and amortization	23,869	8,880	3,395	1,873	1,542
Share-based compensation	10,547	14,045	14,764	8,999	579

(1)
Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments' income, and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes, exit costs from our restructuring activities and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the accounting guidance eliminating the concept of a QSPE.

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

	For the year ended December 31,
Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2013	2012	2011
Net income/(loss)	$217,054	$205,287	$20,887
Plus:
Net loss from Legacy Portfolio and Other	45,248	20,483	24,892
Income Tax Expense	129,200	71,296	—
Income from Operating Segments	391,502	297,066	45,779
Adjust for:
Interest expense from unsecured senior notes	166,402	63,879	30,464
Depreciation and amortization	23,869	8,880	3,395
Change in fair value of mortgage servicing rights	(58,458)	68,242	39,000
Amortization of mortgage servicing rights/obligations - at amortized cost	(642)	(5,120)	—
Exit costs (1)	12,078	—	1,836
Share-based compensation	10,547	14,045	14,764
Fair value changes on excess spread financing	73,333	10,684	3,060
Fair value changes on interest rate swap (2)	(1,466)	(1,237)	(298)
Ineffective portion of cash flow hedge	(544)	—	(2,032)
Adjusted EBITDA	$616,621	$456,439	$135,968

(1)
Exit costs for the year ended December 31, 2013, primarily relate to the reduction in force and sale of our originations wholesale business in November 2013, along with canceled leases during the period. Exit costs for the year ended December 31, 2011, are primarily due to reserves on future lease payments related to a restructuring program initiated in November 2011, which included closing several offices and the termination of a portion of our workforce.

(2)	Relates to an interest rate swap agreement which was treated as an economic hedge under ASC 815.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been one of the fastest growing mortgage servicers since 2007 as measured by annual percentage growth in UPB, having grown 77.0% annually on a compounded basis. As of December 31, 2013, we serviced over 2.3 million residential mortgage loans with an aggregate UPB of $390.7 billion, making us one of the largest non-bank servicers in the United States as of December 31, 2013.
We service loans as the owner of the MSRs, which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model by co-investing with financial partners in “excess MSRs.” Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of December 31, 2013, our primary servicing and subservicing represented 84.1% and 8.5%, respectively of our total servicing portfolio, with 7.4% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate several real estate services businesses, designed to meet the changing needs of the mortgage industry, which we have named Solutionstar. These service capabilities were broadened when we acquired Equifax Settlement Services in February of 2013. We rebranded these services, which include appraisal, title insurance and settlement services as Solutionstar Settlement Services. In addition, Solutionstar offers an array of ancillary services, including providing services for delinquent loans and managing loans in the foreclosure/REO (real-estate owned) process.

In January 2013, we entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with a financial institution which has been accounted for as an asset acquisition. Under the Purchase Agreement, we agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total UPB of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price was approximately $7.1 billion, which was funded through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. We boarded the acquired agency portfolio balance between February and June 2013. During the third quarter, we completed additional portions of the MSR purchase, closing on and boarding MSRs related to residential mortgage loans with an unpaid principal balance of approximately $83.4 billion, all of which are non-conforming loans in private label securitizations. We closed on and boarded the remaining MSRs relating to $21 billion of UPB in stages during the fourth quarter of 2013.
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
On May 31, 2013, we acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator (Greenlight), based in Irvine, California. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. Greenlight utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and will diversify Nationstar's origination channels and capabilities. The acquisition of Greenlight provides us with additional capacity to process HARP and recapture loans while creating long-term servicing assets.
In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity capitalized by various unaffiliated third parties, including New Residential and other investors (collectively, Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. We also agreed to the sale of the related mortgage servicing rights of approximately $44.3 billion of unpaid principal balance (UPB) with potential for up to $130 billion of UPB, along with the right to receive the basic fee component on the transferred mortgage servicing rights. We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to Purchaser, we will subservice the applicable residential mortgage loans. While the transfer of the mortgage servicing rights to Purchaser is intended to achieve the economic result of a sale of mortgage servicing rights, we will account for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfer to Purchaser.
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
Critical Accounting Policies
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements (b) sale of mortgage loans (c) accounting for mortgage loans held for investment, subject to nonrecourse debt and (d) valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements include (i) the valuation of mortgage loans held for sale, (ii) the valuation of mortgage loans held for investment, subject to ABS nonrecourse debt, (iii) the valuation of MSRs, (iv) the valuation of derivative instruments, (v) the valuation of ABS nonrecourse debt, (vi) the valuation of excess spread financing, and (vii) the valuation of mortgage servicing rights financing liability.
Fair Value Measurements

(i)
Mortgage Loans Held for Sale – We have elected to measure newly originated conventional residential mortgage loans held for sale at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments to purchase loans, calculated on an aggregate basis.

(ii)
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt – We determine the fair value of loans held for investment, subject to nonrecourse debt using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market. Although we utilize and give priority to observable market inputs, such as interest rates and market spreads within these models, we typically are required to utilize internal inputs, such as prepayment speeds, credit losses and discount rates. These internal inputs require the use of our judgment and can have a significant impact on the determination of the loan’s fair value.

(iii)
MSRs at Fair Value – We recognize MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans through the purchase of these rights from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary income and credit losses.

We use internal financial models that use, wherever possible, market participant data to value these MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a periodic basis, a majority of these MSRs are reviewed by outside valuation experts.

(iv)
Derivative Financial Instruments – We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS, forward loan sale commitments and interest rate swaps and caps. We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations we intend to sell. We recognize all derivative instruments on our consolidated balance sheets at fair value. The estimated fair values of forward sales of MBS and interest rate swaps and caps are based on the exchange price or dealer market price and are recorded as derivative financial instruments assets or liabilities in the consolidated balance sheet. The initial and subsequent changes in value on forward sales of MBS are a component of gain on mortgage loans held for sale in the consolidated statements of operations and comprehensive income (loss). The estimated fair values of IRLCs, loan purchase commitments (LPCs), and forward sale commitments are based on the fair value of related mortgage loans which is based on observable market data. Fair value amounts of IRLCs are adjusted for expected execution of outstanding loan commitments. IRLCs and LPCs are recorded in derivative financial instruments and forward sale commitments are recorded as a component of mortgage loans held for sale in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs, LPCs, and forward sale commitments are a component of gain on mortgage loans held for sale in the consolidated statements of operations and comprehensive income (loss).

(v)
Excess Spread Financing – In conjunction with the acquisition of certain of our MSRs, we enter into a sale and assignment agreement, which we treat as a financing with an affiliated entity of Fortress Investment Group, whereby we sell the right to receive a portion of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We retain all ancillary income associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, and average life.

(vi)
Mortgage Servicing Rights Financing Liability – From time to time, we will enter into certain transactions with unaffiliated third parties to sell certain mortgage servicer rights and servicer advances under specified terms. We evaluate these transactions under ASC 860 to determine if they are sales or structured financing arrangements. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheet. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent of the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. We continue to account for the mortgage servicing rights on our consolidated balance sheet. In addition, we record a mortgage servicing rights financing liability associated with this financing transaction.

We have elected to measure MSR financing agreements at fair value, as permitted under ASC 825 with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations and comprehensive income (loss). The fair value on servicer advance financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, advance recovery rates and working capital assumptions.
Sale of Mortgage Loans
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered by us. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates us to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. Loan securitizations structured as sales as well as whole loan sales are accounted for as sales of mortgage loans and the resulting gains or losses on such sales, net of any accrual for standard representations and warranties, are reported in operating results as a component of gain on mortgage loans held for sale in the consolidated statements of operations and comprehensive income (loss)during the period in which the securitization closes or the sale occurs.
Mortgage Loans Held for Investment, Subject to Nonrecourse Debt
We account for the loans that were transferred to held for investment from held for sale during October 2009 in a manner that is required by ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, we evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that we would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). We consider expected prepayments and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield). The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through an adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

Valuation of Deferred Tax Assets

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

Results of Operations
Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in Note 25 - Business Segment Reporting in the accompanying Notes to Consolidated Financial Statements.
The following table summarizes our consolidated operating results for the periods indicated (in thousands, except per share amounts).

	For the year ended December 31,
	2013	2012	2011
Revenues:
Servicing fee income	$1,084,208	$462,495	$233,411
Other fee income	300,014	34,656	35,294
Total fee income	1,384,222	497,151	268,705
Gain on mortgage loans held for sale	702,763	487,164	109,136
Total revenues	2,086,985	984,315	377,841
Expenses and impairments:
Salaries, wages and benefits	679,637	358,455	202,290
General and administrative	678,480	201,587	82,183
Loss on foreclosed real estate and other	13,316	5,217	10,370
Occupancy	30,845	16,786	11,340
Total expenses and impairments	1,402,278	582,045	306,183
Other income (expense):
Interest income	197,220	71,586	66,802
Interest expense	(538,805)	(197,308)	(105,375)
Contract termination fees	—	15,600	—
Loss on equity method investments	—	(14,571)	(107)
Gain/(loss) on interest rate swaps and caps	3,132	(994)	298
Fair value changes in ABS securitizations	—	—	(12,389)
Total other income (expense)	(338,453)	(125,687)	(50,771)
Income before taxes	346,254	276,583	20,887
Income tax expense	129,200	71,296	—
Net income	217,054	205,287	20,887
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Nationstar Inc.	217,054	205,287	20,887
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedges net of tax of $1,183, $0, and $0, respectively	1,963	—	(1,071)
Comprehensive income	$219,017	$205,287	$19,816
Earnings per share:
Basic earnings per share	$2.43	$2.41	$0.30
Diluted earnings per share	$2.40	$2.40	$0.30
Comparison of Consolidated Results for the Years Ended December 31, 2013 and 2012
Revenues increased $1,102.7 million to $2,087.0 million for the year ended December 31, 2013 from $984.3 million for the year ended December 31, 2012, due to increases in both our total fee income and our gain on mortgage loans held for sale. The increase in our total fee income was primarily driven by an increase in average UPB for loans serviced to $254.9 billion for the year ended December 31, 2013 compared to $136.4 billion for the year ended December 31, 2012. The increase in the gain on loans held for sale was a result of the $16.1 billion, or 203.8%, increase in the amount of loans originated during the 2013 period compared to the 2012 period and an increase in the value of servicing capitalized due to the larger volume of loan sales and subsequent retention of MSRs, partially offset by the reduction in margins on loans sold during the period.
Expenses and impairments increased $820.3 million to $1,402.3 million for the year ended December 31, 2013 from $582.0 million for the year ended December 31, 2012, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $212.8 million to $338.5 million for the year ended December 31, 2013 from $125.7 million for the year ended December 31, 2012, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities and the interest expense related to the increase in our unsecured senior notes during 2013. In 2012, we recognized a loss on equity investment of $14.6 million related to the decision to wind down the operation of the underlying entity. (see Note 28 - Related Party Disclosure). In 2012, we also recorded a $15.6 million contract termination fee related to a potential acquisition of certain assets of a financial services company in bankruptcy. Because we were not the highest bidder in the bankruptcy auction, we earned a break-up fee. We recorded this fee net of the amount we paid our co-investment partner in the potential acquisition.
Income tax expense amounted to $129.2 million for the year ended December 31, 2013 and $71.3 million for the year ended December 31, 2012. We became a taxable entity during 2012 in conjunction with our initial public offering and reorganization (see Note 16 - Income Taxes).
Comparison of Consolidated Results for the Years Ended December 31, 2012 and 2011

Revenues increased $606.5 million to $984.3 million for the year ended December 31, 2012 from $377.8 million for the year ended December 31, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by
MSR fair value adjustments amounting to $68.2 million for the year ended December 31, 2012, as compared to $39.0 million for the comparable 2011 period. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance of $136.4 billion for the year ended December 31, 2012, compared to $81.5 billion for the year ended December 31, 2011, and an increase in modification fees earned from HAMP and other non-HAMP modifications. Also included in our 2012 results was $40.4 million in reverse mortgage service fee income. There was no reverse mortgage service fee income in 2011. The increase in the gain on loans held for sale was a result of the $4.5 billion, or 132.4%, increase in the amount of loans originated during the 2012 period compared to the 2011 period and higher margins earned on the sale of residential mortgage loans during the period.

Expenses and impairments increased $275.8 million to $582.0 million for the year ended December 31, 2012 from $306.2 million for the year ended December 31, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $74.9 million to $125.7 million for the year ended December 31, 2012 from $50.8 million for the year ended December 31, 2011, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities and the interest expense related to the increase in our unsecured senior notes during 2012. Additionally, we recognized a loss on equity investment of $14.6 million during 2012 compared to
$0.1 million in 2011. The increase in the loss relates to the decision to wind down the operation of the underlying entity. (see
Note 28 - Related Party Disclosure). These amounts were partially offset by our recording of a $15.6 million contract termination fee related to a potential acquisition of certain assets of a financial services company in bankruptcy. Because we were not the highest bidder in the bankruptcy auction, we earned a break-up fee. We recorded this fee net of the amount we paid our co-investment partner in the potential acquisition.

Income tax expense amounted to $71.3 million for the year ended December 31, 2012 with no corresponding amount for the year ended December 31, 2011. We became a taxable entity during 2012 in conjunction with our initial public offering and reorganization (see Note 16 - Income Taxes).
Segment Results
Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans originated generally from April to July 2007.
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

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $28.9 billion in reverse residential mortgage loans. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default. In addition, our Solutionstar business unit offers asset-management, processing, title, settlement, valuation and appraisal services.

The following table summarizes our consolidated pre-tax operating results for the periods indicated.

	Year ended December 31,
	2013	2012	2011
Revenues:
Servicing fee income	$1,140,702	$462,001	$238,394
Other fee income	238,144	35,133	17,189
Total fee income	1,378,846	497,134	255,583
Gain on mortgage loans held for sale	4,799	—	—
Total revenues	1,383,645	497,134	255,583
Expenses and impairments:
Salaries, wages and benefits	323,791	195,446	123,655
General and administrative	406,999	130,727	48,611
Occupancy	17,855	11,521	5,664
Loss on foreclosed real estate and other	—	463	—
Total expenses and impairments	748,645	338,157	177,930
Other income (expense):
Interest income	91,018	30,936	2,263
Interest expense	(396,021)	(156,817)	(58,024)
Contract termination fee	—	15,600	—
Loss on equity method investments	—	(14,571)	(107)
Gain (loss) on interest rate swaps and caps	1,856	1,237	298
Total other (expense)	(303,147)	(123,615)	(55,570)
Income before taxes	$331,853	$35,362	$22,083
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the characteristics of our servicing portfolio at the periods indicated.

	December 31,
	2013	2012	2011
Servicing Portfolio ($ in millions)
Unpaid principal balance:
Special Servicing	$11,204	$10,775	$10,165
Government-sponsored enterprises	211,183	109,867	69,772
Non-Agency Securitizations	113,522	53,294	18,868
Total boarded forward servicing portfolio	335,909	173,936	98,805
Acquired Servicing Rights owned - serviced by others	25,870	4,946	—
Acquired Servicing Rights owned - serviced by predecessor	—	550	—
Total forward servicing portfolio	361,779	179,432	98,805
Reverse mortgage servicing	28,928	28,382	—
Reverse mortgage servicing under contract	—	—	7,781
Total servicing portfolio unpaid principal balance	$390,707	$207,814	$106,586
The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the years ended December 31, 2013, 2012, and 2011.

	Year ended December 31,
	2013(1)	2012	2011
	($ in millions, except for average loan amount)
Loan count	1,980,956	979,414	596,011
Ending unpaid principal balance	$335,909	$173,936	$98,805
Average unpaid principal balance	$254,923	$136,371	$81,491
Average loan amount	$169,569	$177,592	$165,778
Average coupon (2)	5.21%	5.34%	5.43%
Average FICO	682	671	627
60+ delinquent (% of loans) (3)	11.8%	14.1%	14.7%
Total prepayment speed (12 month constant pre-payment rate)	17.9%	15.7%	13.4%

(1)
2013 characteristics and key performance metrics of our servicing portfolio excludes approximately $25.9 billion and approximately 161,930 loans of forward residential mortgage loans acquired and currently serviced by others. These loans have been excluded from our key performance metrics above.

(2)
Our servicing portfolio contains a wide range of coupons ranging from 3.0% to more than 7.0%. The average coupon listed in the above table is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of December 31, 2013, 2012, and 2011.

(3)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The following table provides information on the fair value of our owned forward MSR portfolio together with the most significant assumptions utilized in determining such fair value at the periods indicated (in thousands).

	December 31, 2013	December 31, 2012	December 31, 2011
MSR - Fair Value	$2,488,283	$635,860	$251,050
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	266,757,777	114,629,399	32,408,623
Interest Sensitive loans	56,056,362	16,494,985	11,844,831
Total	$322,814,139	$131,124,384	$44,253,454

We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	December 31, 2013	December 31, 2012	December 31, 2011
Credit Sensitive MSRs
Discount rate	14.17%	18.11%	25.71%
Total prepayment speeds	20.34%	22.42%	15.8%
Expected weighted-average life	4.63 years	4.12 years	5.15 years
Credit losses	22.87%	24.68%	35.42%
Interest Rate Sensitive MSRs
Discount rate	10.50%	10.62%	10.46%
Total prepayment speeds	8.97%	17.08%	19.02%
Expected weighted average life	7.88 years	5.19 years	5.04 years
Credit losses	9.12%	11.09%	9.73%
Our Credit Sensitive MSRs increased by approximately $152.2 billion in UPB of mortgage loans serviced in 2013 due to several significant acquisitions of MSRs. Overall, these additions to our portfolio, while predominantly credit sensitive, were less delinquent than our previously owned Credit Sensitive MSRs. With respect to the assumptions utilized in determining the fair value of the Credit Sensitive MSRs, the assumed discount rate decreased 3.94% to 14.17% at December 31, 2013 from 18.11% at December 31, 2012, due to the acquisition of better performing Credit Sensitive MSRs. The assumed total prepayment speeds decreased 2.08% to 20.34% at December 31, 2013 from 22.42% at December 31, 2012, due to lower voluntary prepayment speeds inherent in the newly acquired portfolios. The assumed expected weighted-average life increased 0.51 years, to 4.63 years at December 31, 2013 from 4.12 years at December 31, 2012, due to the decrease in the weighted-average prepayment speeds of the credit sensitive loans. The assumed credit losses decreased 1.81% to 22.87% at December 31, 2013 from 24.68% at December 31, 2012. See Note 8 - Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.
Our Interest Rate Sensitive MSRs increased by approximately $39.6 billion in UPB of mortgage loans serviced in 2013. This increase was driven primarily by our expanding origination activity with 31.9% of this increase coming from the refinance of existing loans in our portfolio. To the extent we are able to refinance credit sensitive MSRs to conforming loans, our MSR portfolio shifts from credit to interest rate sensitive. Offsetting this shift were the significant credit sensitive MSRs acquisition in 2013.
With respect to the assumptions utilized in determining the fair value of our Interest Rate Sensitive MSRs, the assumed discount rate remained relatively flat at 10.50% at December 31, 2013 from 10.62% at December 31, 2012. The assumed total prepayment speeds decreased 8.11% to 8.97% at December 31, 2013 from 17.08% at December 31, 2012, due to the fact that the MSRs were originated in a lower interest rate environment than those in prior years, resulting in lower propensity to prepay. The assumed expected weighted-average life increased 2.69 years, to 7.88 years at December 31, 2013 from 5.19 years at December 31, 2012, due to the lower expected prepayment speeds on newly originated MSRs due to the lower interest rate loans. The assumed credit losses decreased 1.97% to 9.12% at December 31, 2013 from 11.09% at December 31, 2012, due to slightly higher credit risk identified on certain newly originated MSRs, in particular newly originated MSRs on HARP loans. On a periodic basis, the majority of these MSRs are reviewed by outside valuation experts.

In conjunction with our acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), we entered into sale and assignment agreements which were treated as financings. Under these agreements, we sold to New Residential and/or certain Funds managed by Fortress the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. We account for the excess spread financing arrangements as financings as required under ASC 470, Debt.

We have elected to measure the outstanding financings related to the excess spread financing agreements at fair value, as permitted under ASC 825, Financial Instruments, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations and comprehensive income (loss). The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.
The following table provides information on the fair value of our excess spread financing that is utilized to finance a portion of our MSRs for the periods indicated (dollars in thousands).

	December 31, 2013	December 31, 2012
Excess spread financing - fair value	$986,410	$288,089
Weighted-average assumptions:
Mortgage prepayment speeds	10.6	14.0
Average life of mortgage loans	4.7 years	4.2 years
Discount rate	13.9	15.0
As of December 31, 2013, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speeds decreased 3.4% to 10.6% at December 31, 2013 from 14.0% at December 31, 2012, primarily due to the lower voluntary prepayment profiles on the excess spread financing arrangements that were entered into during 2013 in comparison with the expected voluntary prepayment profile of the excess spread financing entered into during 2012. The assumed average life of mortgage loans increased 0.5 years to 4.7 years at December 31, 2013 from 4.2 years at December 31, 2012, due to the lower average prepayment speed assumptions given the current interest rate environment. The assumed discount rate decreased 1.1% to 13.9% at December 31, 2013 from 15.0 % at December 31, 2012, because the credit profile of the MSR portfolios underlying the excess spread financing arrangements entered into during 2013 was slightly better than the prior arrangement.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

	Year ended December 31,
	2013	2012
Fair Value at the beginning of the period	$288,089	$44,595
Additions:
New financings	755,344	272,676
Deductions:
Settlements	(130,356)	(39,865)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	148,852	16,418
Other Changes in fair value	(75,519)	(5,735)
Fair value at the end of the period	$986,410	$288,089

During 2013, we launched a new servicing acquisition structure. Under the structure we sold approximately $58 billion of UPB of mortgage servicing rights that are accounted for as a financing. The activity in our mortgage servicing rights financing liability carried at fair value is as follows for the date indicated (in thousands):

Fiscal Year ended December 31,2013
Fair Value at the beginning of the period	$—
Additions:
New financings	29,874
Deductions:
Settlements	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	—
Other Changes in fair value	—
Fair value at the end of the period	$29,874

Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2013 being advance financing rates, advance recovery rates and working capital assumptions.

We have also acquired reverse MSRs and funded but unsecuritized advances from third-parties. We recorded the assets acquired and obligations assumed at relative fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

We utilize the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. The most significant assumptions utilized in determining the fair value of the reverse MSRs were home price appreciation, which was assumed to be one percent, and prepayment rate, for which a 6.73% and 1.22% twelve month constant prepayment rate was utilized as of December 31, 2013 and 2012, respectively. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset in 2013 or 2012.
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio at December 31, 2013 and 2012. We had no reverse servicing portfolio prior to 2012.

	December 31,
($ in millions, except for average loan amount)	2013	2012
Loan count	168,258	170,463
Ending unpaid principal balance	$28,928	$28,382
Average loan amount	$171,929	$166,498
Average borrower age	77	76

Servicing Segment for the Years Ended December 31, 2013 and 2012
Servicing fee income consists of the following for the periods indicated (in thousands).

	Year ended December 31,
	2013	2012
Servicing fee income	$847,120	$376,497
Loss mitigation and performance-based incentive fees	47,943	28,821
Modification fees	117,062	48,511
Reverse mortgage service fees	55,559	45,570
Late fees and other ancillary charges	59,372	31,930
Other servicing fee related revenues	28,521	9,597
Total servicing fee income before MSR fair value adjustments	1,155,577	540,926
Fair value changes in MSRs
Due to changes in valuation inputs or assumptions used in the valuation model	355,586	5,500
Other changes in fair value	(297,128)	(73,742)
Fair value changes in excess spread financing
Due to changes in valuation inputs or assumptions used in the valuation model	(148,852)	(16,418)
Other changes in fair value	75,519	5,735
Total servicing fee income	$1,140,702	$462,001
The following table provides servicing fee income by forward servicing and reverse servicing for and at the periods indicated.

	Year ended December 31,
	2013	2012
Servicing Fee Income	(in thousands)
Forward servicing	$1,100,018	$495,356
Reverse servicing	55,559	45,570
Total servicing fee income before MSR fair value adjustments	$1,155,577	$540,926
The following table provides an overview of our forward servicing portfolio and amounts that have been previously transferred to our co-invest partners for the periods indicated.

	December 31,
	2013	2012
Unpaid Principal Balance	(in millions)
Owned forward servicing portfolio - unencumbered	$78,750	$45,795
Owned forward servicing portfolio - transferred to New Residential	249,944	88,716
Subserviced forward servicing portfolio	33,085	44,921
Total unpaid principal balance	$361,779	$179,432
Servicing fee income was $1,140.7 million for the year ended December 31, 2013 compared to $462.0 million for the year ended December 31, 2012, an increase of $678.7 million, or 146.9%, primarily due to the net effect of the following:

•
Increase of $470.6 million due to higher average UPB of $254.9 billion in 2013 compared to $136.4 billion in 2012. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors to $160.5 billion in the year ended December 31, 2013 from $89.8 billion in the comparable 2012 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $83.4 billion in the year ended December 31, 2013 compared to $36.1 billion in the comparable 2012 period.

•
Increase of $19.1 million due to higher loss mitigation and performance-based incentive fees earned from a GSE. We earn loss mitigation fees from third party investors on the successful completion of various workout programs with delinquent borrowers, including short sales, deeds-in-lieu of foreclosure, Homesaver Advance programs, and other types of loss mitigation workouts. In addition, certain of our servicing agreements entitle us to additional fees that may be earned based upon achieved delinquency rates for the respective portfolios.

The table below provides a summary of our loss mitigation activities for the periods indicated:

	2013	2012
Modifications	38,961	27,593
Workouts	28,964	23,639
Total Units	67,925	51,232

•
Increase of $68.6 million due to higher modification fees earned from HAMP and non-HAMP modifications. Modification fees principally consist of fees paid to us under the US Treasury's Home Affordable Modification Program (HAMP). Servicers participating in this program are eligible to receive success fees per qualifying modification, and may also earn annual fees for up to a five-year period if the borrower continues to perform according to the terms of the HAMP modification. In addition, we may also earn modification fees which are charged to the borrower on a successful completion of a borrower's contractual loan terms.

The table below provides a summary of both our HAMP and non-HAMP modifications performed for the periods indicated:

	2013	2012
HAMP	12,870	8,662
Non HAMP	26,091	18,931
Total Units	38,961	27,593

•	Increase of $27.5 million from increased collections from late fees and other ancillary charges.

•	Increase of $10.0 million from fees earned from our reverse mortgage portfolio.

•
Increase of $18.9 million in other servicing fee income due to our June 2012 Aurora servicing portfolio acquisition. In conjunction with this acquisition, we acquired a master servicing portfolio of over $4.9 billion. Revenues related to the master servicing portfolio are included in other servicing fee income.

•
Increase of $126.7 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe other major market participants would also use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe other major market participants would also use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. See Note 8, Mortgage Servicing Rights, of the consolidated financial statements for certain additional assumptions.

•
Decrease of $62.6 million from the change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

Other fee income was $238.1 million for the year ended December 31, 2013 compared to $35.1 million for the year ended December 31, 2012, an increase of $203.0 million, or 578.3% due to higher commissions earned on lender placed insurance and higher REO sales commissions. Solutionstar contributed $185 million of the 2013 fee amounts.
Expenses and impairments were $748.6 million for the year ended December 31, 2013 compared to $338.2 million for the year ended December 31, 2012, an increase of $410.4 million or 121.3%, primarily due to the increase of $128.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 2,400 in 2012 to 3,658 in 2013 and an increase of $276.3 million in general and administrative expenses associated with increased headcount and growth in the servicing portfolio. In addition, occupancy expense increased to $17.9 million in 2013 from $11.5 million in 2012. This increase was due to the expense related to the additional locations required to house our growing servicing headcount due to the increase in the UPB of loans that we service.

The following table provides forward servicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands). Other servicing segment expenses primarily includes share-based compensation expenses.

	Year ended December 31,
Expenses and impairments	2013	2012
Forward servicing	$648,466	$273,633
Reverse servicing	59,399	30,525
Adjacent businesses	17,985	18,429
Other servicing segment expenses	22,795	15,570
Total expenses and impairments	$748,645	$338,157
Total other expense was $303.1 million for the year ended December 31, 2013 compared to $123.6 million for the year ended December 31, 2012, an increase in expense, net of income, of $179.5 million, or 145.2%, primarily due to the net effect of the following:

•
Interest expense was $396.0 million for the year ended December 31, 2013 compared to $156.8 million for the year ended December 31, 2012, an increase of $239.2 million, or 152.6%, primarily due to higher average outstanding debt (excluding unsecured senior notes) of $1,974.1 million in the year ended December 31, 2013 compared to $1,334.5 million in the comparable 2012 period. Interest expense from the unsecured senior notes was $120.8 million and $57.7 million, respectively, for the years ended December 31, 2013 and 2012.

•
Interest income was $91.0 million for the year ended December 31, 2013 compared to $30.9 million for the year ended December 31, 2012, an increase of $60.1 million, due in part to interest earned on our participating interests in reverse mortgages combined with accretion recognized related to discounts recorded on acquired servicer advances. During 2012, in conjunction with an MSR acquisition, we allocated a discount to the related servicer advances. This discount is realized as the underlying servicer advances are collected. We recognized $31.1 million and $11.3 million of the discount in 2013 and 2012, respectively related to collections on the servicer advances.

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

•
We recognized a loss on equity investment of $14.6 million in 2012. The large increase in the loss relates to the decision to wind down the operation of the underlying entity (see Note 28- Related Party Disclosure). We did not recognize any loss on equity investment in 2013.

Servicing Segment for the Years Ended December 31, 2012 and 2011
Servicing fee income consists of the following for the periods indicated (in thousands).

	Year ended December 31,
	2012	2011
Servicing fee income	$376,497	$207,102
Loss mitigation and performance-based incentive fees	28,821	15,671
Modification fees	48,511	32,552
Reverse mortgage service fees	45,570	—
Late fees and other ancillary charges	31,930	23,728
Other servicing fee related revenues	9,597	1,401
Total servicing fee income before MSR fair value adjustments	540,926	280,454
Fair value changes in MSRs
Due to changes in valuation inputs or assumptions used in the valuation model	5,500	(14,207)
Other changes in fair value	(73,742)	(24,793)
Fair value changes in excess spread financing
Due to changes in valuation inputs or assumptions used in the valuation model	(16,418)	(3,060)
Other changes in fair value	5,735	—
Total servicing fee income	$462,001	$238,394
The following tables provide servicing fee income and UPB by primary servicing, subservicing and reverse servicing for and at the periods indicated.

	Year ended December 31,
	2012	2011
Servicing Fee Income	(in thousands)
Forward servicing	$495,356	$280,454
Reverse servicing	45,570	—
Total servicing fee income before MSR fair value adjustments	$540,926	$280,454

The following table provides an overview of our forward servicing portfolio and amounts that have been previously transferred to our co-investment partners for the periods indicated.

	December 31,
	2012	2011
Unpaid Principal Balance	(in millions)
Owned forward servicing portfolio - unencumbered	$45,795	$36,111
Owned forward servicing portfolio - transferred to New Residential	88,716	9,706
Subserviced forward servicing portfolio	44,921	52,988
Total unpaid principal balance	$179,432	$98,805

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

•
Increase of $15.9 million due to higher modification fees earned from HAMP and non-HAMP modifications. Modification fees principally consist of fees paid to us under the US Treasury's Home Affordable Modification Program (HAMP). Servicers participating in this program are eligible to receive success fees per qualifying modification, and may also earn annual fees for up to a five-year period if the borrower continues to perform according to the terms of the HAMP modification. In addition, we may also earn modification fees which are charged to the borrower on a successful completion of a borrower's contractual loan terms.

The table below provides a summary of both our HAMP and non-HAMP modifications performed for the periods indicated:

	2012	2011
HAMP	8,662	10,389
Non HAMP	18,931	18,860
Total Units	27,593	29,249

•
Increase of $13.1 million due to higher loss mitigation and performance-based incentive fees earned from a GSE. We earn loss mitigation fees from third party investors on the successful completion of various workout programs with delinquent borrowers, including short sales, deeds-in-lieu of foreclosure, Homesaver Advance programs, and other types of loss mitigation workouts. In addition, certain of our servicing agreements entitle us to additional fees that may be earned based upon achieved delinquency rates for the respective portfolios.

The table below provides a summary of our loss mitigation activities for the periods indicated:

	2012	2011
Modifications	27,593	29,249
Workouts	23,639	11,672
Total Units	51,232	40,921

•	Increase of $8.2 million from increased collections from late fees and other ancillary charges.

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

The following table provides forward servicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

	Year ended December 31,
Expenses and impairments	2012	2011
Forward servicing	$273,633	$153,487
Reverse servicing	30,525	—
Adjacent businesses	18,429	9,100
Other servicing segment expenses	15,570	15,343
Total expenses and impairments	$338,157	$177,930
Total other expense was $123.6 million for the year ended December 31, 2012 compared to $55.6 million for the year ended December 31, 2011, an increase in expense, net of income, of $68.0 million, or 122.3%, primarily due to the net effect of the following:

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

•
We recognized a loss on equity investment of $14.6 million during 2012 compared to $0.1 million in 2011. The large increase in the loss relates to the decision to wind down the operation of the underlying entity. (see Note 28- Related Party Disclosure).

Originations Segment
The Originations Segment involves the origination, packaging, and sale of GSE mortgage loans into the secondary markets via whole loan sales or securitizations.

The following table summarizes our consolidated pre-tax operating results for the periods indicated (in thousands).

	Year ended December 31,
	2013	2012	2011
Revenues:
Servicing fee income	$—	$—	$—
Other fee income (expense)	61,916	(291)	14,109
Total fee income (expense)	61,916	(291)	14,109
Gain on mortgage loans held for sale	650,357	487,142	109,431
Total revenues	712,273	486,851	123,540
Expenses and impairments:
Salaries, wages and benefits	344,975	152,254	71,697
General and administrative	258,140	62,607	26,344
Occupancy	13,529	4,882	3,566
Total expenses and impairments	616,644	219,743	101,607
Other income (expense):
Interest income	87,848	20,426	12,718
Interest expense	(123,828)	(25,830)	(10,955)
Total other income (expense)	(35,980)	(5,404)	1,763
Income before taxes	$59,649	$261,704	$23,696
Increase in originations volume is a primary driver of the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the characteristics of loans originated for the periods indicated.

	Year ended December 31,
Originations Volume (in millions):	2013	2012	2011
Retail	$14,680	$4,361	$2,200
Wholesale	4,859	2,966	1,212
Correspondent	4,480	569	—
Total Originations	$24,019	$7,896	$3,412

Originations Segment for the Years Ended December 31, 2013 and 2012
Total revenues were $712.3 million for the year ended December 31, 2013 compared to $486.9 million for the year ended December 31, 2012, an increase of $225.4 million, or 46.3%, partially due to an increase in other fee income of $62.2 million from an increase in points and fees collected combined with a decrease in fees paid to third party mortgage brokers as a result of the acquisition of Greenlight.

Total revenues also increased due to a $163.3 million increase in gain on mortgage loans held for sale. Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

Year ended December 31,	2013	2012
Gain on sale	$184,644	$288,766
Provision for repurchases	(33,121)	(13,121)
Capitalized servicing rights	248,381	58,607
Fair value mark-to-market adjustments	205,031	18,368
Mark-to-market on derivatives/hedges	45,422	134,522
Total gain on mortgage loans held for sale	$650,357	$487,142

Gain on mortgage loans held for sale was $650.4 million for the year ended December 31, 2013, compared to $487.1 million for the year ended December 31, 2012, an increase of $163.3 million, or 33.5%, primarily due to the net effect of the following:

•	Decrease of $104.2 million from lower margins earned on the sale of residential mortgage loans during the period.

•	Decrease of $89.1 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs, LPCs, and forward sales of MBS.

•	Increase of $189.8 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $186.6 million resulting from the change in fair value of newly-originated loans.

•	Decrease of $20.0 million from a larger provision for repurchases as a result of the increase in our loan sale volume.

Expenses and impairments were $616.6 million for the year ended December 31, 2013 compared to $219.7 million for the year ended December 31, 2012, an increase of $396.9 million, or 180.7%, primarily due to the net effect of the following:

•	Increase of $192.7 million in salaries, wages and benefits expense from increase in average headcount to 2,109 in 2013 from 1,157 in 2012.

•	Increase of $204.1 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2013 period.

Total other expense was $36.0 million for the year ended December 31, 2013 compared to $5.4 million for the year ended December 31, 2012, an increase of $30.6 million, or 566.7%, primarily due to the net effect of the following:

•
Interest income was $87.8 million for the year ended December 31, 2013 compared to $20.4 million for the year ended December 31, 2012, an increase of $67.4 million, or 330.4%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $123.8 million for the year ended December 31, 2013 compared to $25.8 million for the year ended December 31, 2012, an increase of $98.0 million, or 379.8%, primarily due to an increase in originations volume in 2013 and associated financing required to originate these loans, including interest expense attributable to the originations segment on our unsecured senior notes of $39.4 million. Beginning third quarter of 2012, we allocated a portion of our interest expense from these unsecured notes to our Originations segment to match the benefit this segment receives from future portfolio acquisitions due to the ability to recapture portfolio runoff.

Originations Segment for the Years Ended December 31, 2012 and 2011

Total revenues were $486.9 million for the year ended December 31, 2012 compared to $123.5 million for the year ended
December 31, 2011, an increase of $363.4 million, or 294.3%, primarily due to the net effect of the following:

•	Other fee income was $(0.3) million for the year ended December 31, 2012 compared to $14.1 million for the year ended
December 31, 2011, a decrease of $14.4 million, or 102.1%, primarily due to lower points and fees collected as a result of
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
Total other income (expense) was $(5.4) million for the year ended December 31, 2012 compared to $1.8 million for the year ended December 31, 2011, a decrease in income, net of expense, of $7.2 million, or 400%, primarily due to the net effect of the following:

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
Legacy Portfolio and Other
Our Legacy Portfolio and Other consists primarily of non-prime and nonconforming residential mortgage loans that we primarily originated from April to July 2007. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. Subsequent to the transfer date, we completed the securitization of the mortgage loans, which was structured as a secured borrowing. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.
The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the periods indicated (in thousands).

	Year ended December 31,
	2013	2012	2011
Performing – UPB	$218,262	$260,219	$279,730
Nonperforming (90+ Delinquency) - UPB	86,823	93,935	90,641
REO - Estimated Fair Value	68,423	10,467	3,668
Total Legacy Portfolio and Other – UPB	$373,508	$364,621	$374,039
Legacy Portfolio and Other Segment for the Years Ended December 31, 2013 and 2012
Total revenues were $(7.3) million for the year ended December 31, 2013 compared to $2.1 million for the year ended December 31, 2012, a decrease of $9.4 million. The decrease was a result of a lower mark to market adjustment recorded on our Legacy Portfolio.
Total expenses and impairments increased by $12.9 million to $37.0 million for the year ended December 31, 2013 compared to $24.1 million for the year ended December 31, 2012. This increase was primarily the result of increases in loss on sale of foreclosed real estate partially offset by decreases in occupancy expenses.
Interest income decreased to $16.7 million for the year ended December 31, 2013 as compared to $18.4 million for the year ended December 31, 2012 due to reduced balances in the portfolio.
Interest expense increased to $19.0 million in 2013 from $14.6 million in 2012 due to an increase in bank charges incurred related to this portfolio.

In addition, we recorded a gain on interest rate swaps of $1.3 million for the year ended December 31, 2013, compared to a loss of $2.2 million in the comparable 2012 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.
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

Analysis of Items on Consolidated Balance Sheet
The following table presents our consolidated balance sheet for the periods indicated (in thousands).

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$441,902	$152,649
Restricted cash	592,747	393,190
Accounts receivable	5,636,482	3,043,606
Mortgage loans held for sale, $2,585,340 and $1,480,537 at fair value, respectively	2,603,380	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $2,144 and $4,390 respectively	211,050	238,907
Reverse mortgage interests	1,434,506	750,273
Mortgage servicing rights, $2,488,283 and $635,860 fair value, respectively	2,503,162	646,833
Property and equipment, net of accumulated depreciation of $74,723 and $48,806, respectively	119,185	75,026
Derivative financial instruments	123,878	152,189
Other assets	360,397	192,933
Total assets	$14,026,689	$7,126,143

Liabilities and equity
Notes payable	$6,984,351	$3,601,586
Unsecured senior notes	2,444,062	1,062,635
Payables and accrued liabilities	1,308,450	631,431
Derivative financial instruments	8,526	20,026
Mortgage servicing liabilities	82,521	83,238
Other nonrecourse debt	2,208,881	969,545
Total liabilities	13,036,791	6,368,461

Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,330 shares and 90,480 issued at December 31, 2013 and December 31, 2012, respectively	906	905
Additional paid-in-capital	566,642	556,056
Retained earnings	422,341	205,287
Treasury shares; 168 and 0 shares at cost, respectively	(6,944)	—
Common shares held by subsidiary; 0 shares and 212 shares at cost, respectively	—	(4,566)
Accumulated other comprehensive income	1,963	—
Total Nationstar Inc. stockholders' equity	984,908	757,682
Noncontrolling interest	4,990	—
Total equity	989,898	757,682
Total liabilities and equity	$14,026,689	$7,126,143
Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $592.7 million at December 31, 2013, an increase of $199.5 million from December 31, 2012, primarily a result of new custodial deposits on additional custodial balances related to our servicing portfolio acquisitions.
Accounts receivable consists primarily of advances made to securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.
Accounts receivable increased $2.6 billion to $5.6 billion at December 31, 2013, primarily due to the increase in our servicing portfolio as a result of the closing on $5.4 billion of advances related to our MSR acquisitions during 2013 offset by $2.7 billion in servicer advances sold during the fourth quarter.

Mortgage loans held for sale are primarily carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $2.6 billion at December 31, 2013, an increase of $1.1 billion from December 31, 2012, primarily due to $25.6 billion in loan originations and purchases during 2013, partially offset by $24.5 billion in mortgage loan sales.
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy Assets consist of nonconforming or non-prime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy Assets was $211.1 million at December 31, 2013, a decrease of $27.8 million from December 31, 2012.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $1.4 billion at December 31, 2013, an increase of $0.6 billion from December 31, 2012, primarily due to additional amounts advanced under reverse mortgage interests. In February 2013, we acquired certain fixed and adjustable rate reverse mortgage loans with an UPB totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, we entered into an agreement with NIC Reverse Loan LLC, a subsidiary of New Residential, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans.
MSRs consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets and certain reverse residential mortgage loans. MSRs were $2.5 billion at December 31, 2013, an increase of $1.9 billion over December 31, 2012, primarily a result of the purchase of servicing portfolios for $1.5 billion combined with capitalization of $248.4 million newly created MSRs, and a $58.5 million increase in the fair value of our MSRs.
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net increased to $119.2 million at December 31, 2013 from $44.2 million at December 31, 2012, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

Derivative financial instruments include IRLCs, forward sales of MBS, forward sales commitments, LPCs and interest rate swaps, all of which are recorded at fair value. Derivative financial instruments decreased $28.3 million to $123.9 million at December 31, 2013 from December 31, 2012. The change was primarily driven by a decrease in the value of outstanding
IRLCs which decreased $62.9 million offset by a $31.4 million increase in the fair value of Forward MBS trades from December 31, 2012.
Other assets include collateral deposits on derivative instruments, deferred financing costs, REO, prepaid expenses, receivable from affiliates, and loans subject to repurchase rights from Ginnie Mae. Other assets increased $167.5 million to $360.4 million at December 31, 2013 from $192.9 million at December 2012, primarily due to a $48.5 million increase in loans subject to repurchase rights from Ginnie Mae, $77.4 million increase in REO, 60.5 million increase in Goodwill and Intangibles, and an increase in deferred financing costs of $26.2 million (see Note 11 - Other Assets).
Liabilities and Stockholders’ Equity
At December 31, 2013, total liabilities were $13.0 billion, a $6.6 billion increase from December 31, 2012. The increase was primarily due to a $3.4 billion increase in notes payable and our issuance of $1.3 billion in unsecured senior notes in 2013. In addition, we had an increase in payables and accrued liabilities of $0.7 billion, an increase in excess spread financing of $0.7 billion, and participating interest financing which relates to our reverse mortgage activities of $0.5 billion. The increases are generally the result of our acquisitions of MSR portfolios and the increase in our mortgage origination business.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $40.7 million and $18.5 million at December 31, 2013 and 2012, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.
The activity of our outstanding repurchase reserves were as follows for the periods indicated (dollars in thousands).

Year ended December 31,	2013	2012	2011
Repurchase reserves, beginning of period	$18,511	$10,026	$7,321
Additions	33,121	13,121	5,534
Charge-offs	(10,937)	(4,636)	(2,829)
Repurchase reserves, end of period	$40,695	$18,511	$10,026
The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

Year ended December 31,	2013		2012		2011
	UPB	Count	UPB	Count	UPB	Count
Beginning balance	$14.0	79	$12.9	61	$4.3	21
Repurchases and indemnifications	(8.9)	(55)	(5.5)	(26)	(6.9)	(37)
Claims initiated	93.4	439	24.3	132	32.4	154
Rescinded	(55.5)	(287)	(17.7)	(88)	(16.9)	(77)
Ending balance	$43.0	176	$14.0	79	$12.9	61
The following five year table details our loan sales by period (dollars in billions):

	Year Ended December 31,
	2013		2012		2011		2010		2009		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$23.0	109,963	$6.9	31,261	$3.3	16,629	$2.6	13,090	$1.0	5,344	$36.8	176,287

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

At December 31, 2013, outstanding equity was $984.9 million, a $226.9 million increase from December 31, 2012, which is primarily attributable to net income of $217.1 million in the 2013 period.

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
Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the origination of loans and the repayment of borrowings. Our cash balance increased to $441.9 million as of December 31, 2013 from $152.6 million as of December 31, 2012, due to cash inflows financing activities, partially offset by cash outflows from our investing and operating activities. Our cash balance increased to $152.6 million as of December 31, 2012 from $62.4 million as of December 31, 2011, due to cash inflows in our financing activities, partially offset by cash outflows from operating and investing activities

We grew our servicing portfolio from $207.8 billion in UPB as of December 31, 2012 to $390.7 billion in UPB as of December 31, 2013. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

As part of the normal course of our business, we borrow money periodically to fund servicing advances and loan originations, as these activities require liquidity substantially in excess of that generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances and to fund our loan originations on a short-term basis. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance of reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers as required under the terms of the loan. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the loans for approximately 30 days and then pool the loans into a government securitization and repay the financing facility. At December 31, 2013 our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.4 billion.

From 2010 through 2013, we have completed offerings of $2.4 billion of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the note holders of these notes at interest rates ranging from 6.500% to 10.875%.

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

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary fees; (ii) payments received from sale or securitization of loans; (iii) payments received from mortgage loans held for sale; (iv) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (v) lines of credit, other secured borrowings and the unsecured senior notes; and (vi) payments received in connection with the sale of advance receivables and excess spread.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; and (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans.

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. Pursuant to the terms of our agreement, New Residential now has the obligation to fund future advances on the related loans. As a result of our purchases of the servicing rights to certain reverse mortgages in 2012, we are required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are generally recovered upon weekly or monthly reimbursement or from sale in the market. In addition we are subject to servicing guidelines of GSEs that require minimum net worth requirements.

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

Operating Activities

Our operating activities used $1,833.9 million and used $1,958.1 million of cash flow for the years ended December 31, 2013 and 2012, respectively. The decrease of $124.2 million was primarily due to cash outflows from working capital of $1,001.9 million in 2013 compared to cash outflows of $1,094.2 million in 2012.
Our operating activities used $1,958.1 million of cash for the year ended December 31, 2012 compared to $28.9 million of cash for the same period in the prior year. The decrease in cash used in operating activities of $1,929.2 million during the 2011 period was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for working capital. The improvement was primarily due to the net effect of the following:

•	Operating cash decreased $4,491.9 million due to higher volume in our originations segment. We originated $7,904.1 million in residential mortgage loans during 2012, compared to $3,412.2 million during 2011. This decrease was partially offset by an increase of $3,794.3 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $7,197.7 million in cash proceeds from loan sales and principal collections during 2012, compared to $3,403.4 million during 2011.

•	Decrease of $1,072.5 million in cash outflows used by working capital which used $1,094.2 million during 2012 compared to $21.7 million during 2011.
Investing Activities

Our investing activities used $1,373.5 million and $2,157.3 million of cash flow for the years ending December 31, 2013 and 2012, respectively. The $783.8 million increase in cash flows used by investing activities from the 2012 period to the 2013 period was primarily a result of lower cash outflows from MSR acquisitions combined with the sale of servicer advances. We paid $1,527.6 million on MSR purchases for the year ended December 31, 2013 as compared to $2,070.4 million for the comparable 2012 period.

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
Financing Activities

Our financing activities provided $3,496.7 million and $4,205.6 million of cash flow during the years ended December 31, 2013 and December 31, 2012, respectively. The decrease in cash flow from financing activities of $708.9 million was primarily the result of a $1,487.6 million decrease in borrowings in our notes payable facilities, which was partially offset by an increase of $594.5 million in additional issuances of unsecured senior notes. In addition, we raised $246.7 million in IPO proceeds in 2012. In 2013, we paid $130.4 million in cash payments related to our excess spread financing as compared to $39.9 million in 2012.

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
Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2013 (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured Senior Notes	$—	$285,000	$475,000	$1,675,000	$2,435,000
Interest expense from Unsecured Senior Notes	188,047	329,471	313,938	266,784	1,098,240
MBS Advance Financing Facility	560,814	—	—	—	560,814
Securities Repurchase Facility (2011)	35,546	—	—	—	35,546
Nationstar Agency Advance Financing Facility (VFN)	551,957		—	—	551,957
Nationstar Agency Advance Financing Facility (Term)	—	200,000	100,000	—	300,000
Nationstar Mortgage Advance Receivable Trust (VFN)	590,940	—	—	—	590,940
Nationstar Mortgage Advance Receivable Trust (Term)	—	350,000	300,000	—	650,000
Nationstar Mortgage Advance Receivable Trust 2013 - BA	1,579,830	—	—	—	1,579,830
MBS advance financing facility 2013	179,306	—	—	—	179,306
Reverse participation financing facility	102,031	—	—	—	102,031
$750 million warehouse facility	639,378	—	—	—	639,378
$600 million warehouse facility	214,570	—	—	—	214,570
$1.50 billion warehouse facility	797,281	—	—	—	797,281
$500 million warehouse facility	159,435	—	—	—	159,435
$400 million warehouse facility	447,926	—	—	—	447,926
$700 million warehouse facility	111,980	—	—	—	111,980
$108 million warehouse facility	63,357	—	—	—	63,357
Lease Obligations	43,629	53,246	24,800	20,686	142,361
Total	$6,266,027	$1,217,717	$1,213,738	$1,962,470	$10,659,952
In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt–Legacy Assets was $89.1 million, at December 31, 2013. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $986.4 million at December 31, 2013. The repayment of our participating interest financing is based on amounts received related to our reverse mortgage interests and as such we have excluded this financing from the table above. The recorded amount of our participating interest financing was $1,103.5 million at December 31, 2013.

Description of Certain Indebtedness
Unsecured Senior Notes
In March 2010, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds before issuance costs of $243.0 million, with a maturity date of April 2015. In December 2011, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $35.0 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds before issuance costs of $34.7 million, with a maturity date of April 2015. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act of 1933, as amended (the Securities Act), with substantially identical terms.
In April 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $275.0 million of unsecured senior notes at par for net cash proceeds before issuance costs of $275.0 million, with a maturity date of May 2019. In July 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100 million of unsecured senior notes. This additional offering was issued with an issue premium of $5.5 million for net cash proceeds before issuance costs of $105.5 million. These unsecured senior notes pay interest semi-annually at an interest rate of 9.625%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.
In September 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $300.0 million of unsecured senior notes, with a maturity date of October 2020. The notes were issued at par. In September 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100.0 million of unsecured senior notes. These notes were issued with an issue premium of $0.8 million for net cash proceeds before issuance costs of $100.8 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 7.875%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.
In February 2013, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $400.0 million of unsecured senior notes, with a maturity date of July 2021. The notes were issued at par. In March 2013, Nationstar completed an additional offering of $200.0 million of the unsecured senior notes due July 2021. These notes were issued with an issue premium of $6.5 million for net cash proceeds before issuance costs of $606.5 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were originally issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.

In May 2013, Nationstar completed the offering of $300.0 million of unsecured senior notes, with a maturity date of June 2022.
These notes were issued at par. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act.

In July 2013, Nationstar completed the offering of $250.0 million of unsecured senior notes, with a maturity date of August
2018. In September 2013, as an add on to the unsecured senior notes issued in July 2013, Nationstar completed the offering of
$225.0 million of unsecured senior notes. These notes were issued at par. Under the terms of these unsecured senior notes,
Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act.

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
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $775.0 million in eligible servicing advance receivables.The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is March 2014. As of December 31, 2013, the outstanding balance of this facility was $560.8 million.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2013, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization, which was structured as a financing. As of December 31, 2013, the outstanding balance of this facility was $35.5 million.
2010-ABS advance financing facility - In November 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility had the capacity to borrow up to $300.0 million of advance receivables and the interest rate was based on LIBOR plus a spread of 3.00%. This debt was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
Agency advance financing facility - In January 2013, Nationstar amended and restated the Agency Advance Financing Facility with a financial institution. This facility has a variable funding note (VFN) with the capacity to borrow up to $800.0 million and the interest rate is based on LIBOR plus a spread of 1.20% to 3.75% depending upon class of the note. The maturity date of this VFN is October 2014. Nationstar also issued $300 million in term notes to institutional investors. The notes have a weighted average fixed interest rate of 1.46% and a weighted average term of 3 years. The VFN and term notes are secured by servicing advance receivables and are nonrecourse to Nationstar. As of December 31, 2013, the outstanding balance of this facility was $852.0 million.
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility was October 2013 and all outstanding balances have been repaid.
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

2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS Advance Financing Facility with a financial institution. This facility had the capacity to borrow of up to $400.0 million and the interest rate was based on LIBOR plus a spread of 3.37% to 8.00%. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances had been repaid.
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
Reverse participations and max claim buyouts financing facility - In June 2012, Nationstar executed a reverse participations and max claim buyouts financing facility with a financial institution. This facility has capacity to borrow up to $150.0 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is partially secured by reverse mortgage loans. As of December 31, 2013, the outstanding balance of this facility was $102.0 million.
MBS advance financing facility (2012) - In December 2012, Nationstar executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $250.0 million. The interest rate is LIBOR plus a spread of 3.00%. The maturity date of this facility is February 2014. This facility is secured by servicing advance receivables. As of December 31, 2013, the outstanding balance of this facility was $179.3 million

Nationstar Mortgage Advance Receivable Trust - In June 2013, Nationstar created an advance receivables trust with a number of financial institutions. This trust has variable funding notes (VFNs) with the capacity to borrow up to $$1,075.0. The interest rate on this financial instrument is based on LIBOR plus a spread of 1.15% to 5.30% depending on the class of the note. The maturity date of the VFN is June 2014. Nationstar also issued $1.0 billion of term notes to institutional investors. The notes have an average interest rate of 3.26% and mature in June 2016, and June 2018. The note that was scheduled to mature in June 2014 was redeemed in January 2014. The VFN and the term notes are secured by servicing advance receivables and are nonrecourse to Nationstar. As of December 31, 2013, the outstanding balance of this facility was $1,240.9 million.

Nationstar Servicer Advance Receivables Trust 2013-BA - In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $2.0 billion with its interest rate based on LIBOR plus a spread of 2.50%. The maturity date is June 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar. As of December 31, 2013, the outstanding balance of this facility was $1,579.8 million.

Nationstar Servicer Advance Receivables Trust 2013-CS - In July 2013, Nationstar created an advance receivables trust with a financial institution and added an additional financial institution to the facility in August 2013. This trust had the capacity to borrow up to $2.9 billion. The interest rate was based on LIBOR plus a spread of 2.00% to 3.25%. The maturity date of the facility was June 2014. Nationstar sold equity of the related wholly owned special purpose entity formed in connection with this facility to a joint venture purchaser capitalized by New Residential and third party co-investors in the fourth quarter of 2013.

Nationstar Servicer Advance Receivables Trust 2013 - BC - In September 2013, Nationstar created an advance receivables trust with a financial institution. This trust had the capacity to borrow up to $1.0 billion. The interest rate was based on LIBOR plus a spread of 2.45% to 5.00% and the maturity date was September 2014. The trust was secured by servicing advance receivables and is nonrecourse to Nationstar. Nationstar sold equity of the related wholly owned special purpose entity formed in connection with this facility to a joint venture purchaser capitalized by New Residential and third party co-investors in the fourth quarter of 2013.
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on the consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 7.02%. The participating interest financing was $1,103.5 million and $580.8 million at December 31, 2013 and 2012, respectively.
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

Nationstar has elected fair value accounting for these financing agreements. The total carrying amount of the outstanding excess spread financing agreements was $986.4 million and $288.1 million at December 31, 2013 and 2012, respectively. The total outstanding principal balance was $839.7 million and $283.8 million at December 31, 2013 and 2012, respectively.

Mortgage Servicing Rights Financing

From time to time, Nationstar will enter into certain transactions with unaffiliated third parties to sell certain mortgage servicer rights and servicer advances under specified terms. Nationstar evaluates these transactions under ASC 860 to determine if they are sales or structured financing arrangements. When these transfers qualify for sale treatment, Nationstar derecognizes the transferred assets on its consolidated balance sheets. Nationstar has determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. Nationstar continues to account for the mortgage servicing rights on its consolidated balance sheets. In addition, Nationstar records a mortgage servicing rights financing liability associated with this financing transaction.

Nationstar has elected to measure the mortgage servicing rights financings at fair value, as permitted under ASC 825 with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Originations
Our Originations Segment’s debt consists of warehouse facilities and our ASAP+ Short-Term Financing Facility.
Warehouse Facilities

Our warehouse facilities are used to finance our loan originations on a short-term basis. In the ordinary course, we originate mortgage loans on a near-daily basis, and we use a combination of our warehouse facilities and cash to fund the loans. We agree to transfer to our counterparty certain mortgage loans against the transfer of funds by the counterparty, with a simultaneous agreement by the counterparty to transfer the loans back to us at a date certain, or on demand by us, against the transfer of funds from us. We typically renegotiate our warehouse facilities on an annual basis. We sell our newly originated mortgage loans to our counterparty to finance the originations of our mortgage loans and typically repurchase the loans within 30 days of origination when we sell the loans to a GSE or into a government securitization.
$1.50 billion warehouse facility - Nationstar executed an MRA with a financial institution, which will expire in September 2014. This facility has a committed amount of $1.50 billion. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate based on LIBOR plus a spread of 2.25% to 3.25%, which varies based on the underlying transferred collateral. As of December 31, 2013, the outstanding balance of this facility was $797.3 million.
$750 million warehouse facility - Nationstar executed a MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $750.0 million, The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company with a simultaneous agreement by the financial services company to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50% which varies based on the underlying transferred collateral. As of December 31, 2013, the outstanding balance of this facility was $639.4 million.
$700 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in August 2014. This facility has a committed amount of $350.0 million and an uncommitted amount of $350.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25%. As of December 31, 2013, the outstanding balance of this facility was $112.0 million.
$600 million warehouse facility - Nationstar has a MRA with a financial services company, as amended, which will expire in April 2014. The facility has a committed amount of $300.0 million and an uncommitted amount of $300.0 million that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 0.75% to 3.50% which varies based on the underlying transferred collateral. As of December 31, 2013, the outstanding balance of this facility was $214.6 million.
$500 million warehouse facility - Nationstar a MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $300.0 million and an uncommitted amount of $200.0 million, The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%. As of December 31, 2013, the outstanding balance of this facility was $159.4 million.

$400 million warehouse facility - Nationstar has an MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $450.0 million through January 8, 2014, $400.0 million from January 9, 2014 through January 30, 2014, $425.0 million from January 31, 2014 through February 7, 2014 and $400.0 million any time thereafter. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50% to 4.25% which varies based on the underlying transferred collateral. As of December 31, 2013, the outstanding balance of this facility was $447.9 million.

$75 million warehouse facility (HCM) - Home Community Mortgage LLC (HCM), an affiliate of Nationstar, has a MRA with a financial institution which will expire in September 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time HCM may enter into transactions in which HCM agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the the financial services company to transfer such mortgage loans or MBS to HCM at a certain date, or on demand by HCM, against the transfer of funds from HCM. The interest rate is based on LIBOR plus a spread of 2.50% to
3.25% which varies based on the underlying transferred collateral. As of December 31, 2013, there was no outstanding balance.

$75 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from
Nationstar. The interest rate is based on LIBOR plus a spread of 3.75% to 4.50% which varies based on the underlying transferred collateral. As of December 31, 2013, there was no outstanding balance.

$108 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in February 2015. This facility has an uncommitted amount of $108.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.75% . As of December 31, 2013, the outstanding balance of this facility was $63.4 million.
ASAP + facility - Nationstar has executed As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days. As of December 31, 2013, there was no outstanding balance.
Legacy Assets and Other
Legacy Asset Term-Funded Notes
In November 2009, we completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in us carrying the securitized loans as mortgages on our consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $89.1 million and $100.6 million at December 31, 2013 and 2012, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $302.0 million and $336.9 million at December 31, 2013 and 2012, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $103.6 million and $117.1 million at December 31, 2013 and 2012, respectively.

Variable Interest Entities and Off Balance Sheet Arrangements
See Note 4 - Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar’s transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.
Derivatives
See Note 13 - Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar’s derivative transactions.
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

We used December 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	December 31, 2013
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$24,446	$(25,933)
Mortgage servicing rights – fair value	(118,502)	119,661
Other assets (derivatives)
Interest Rate Lock Commitments	23,444	(27,399)
Total change in assets	(70,612)	66,329
Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	2,405	(2,560)
Forward MBS trades	49,048	(51,995)
Excess spread financing (at fair value)	(48,743)	53,579
Total change in liabilities	2,710	(976)
Total, net change	$(73,322)	$67,305

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
The consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flow for the years ending December 31, 2013, 2012, and 2011, as well as the related balance sheets as of December 31, 2013 and 2012 included in this document have been audited by Ernst and Young LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports are included herein.
/s/ Jay Bray
Chief Executive Officer
February 27, 2014

/s/ David Hisey
Chief Financial Officer
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage Holdings Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationstar Mortgage Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 27, 2014

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$441,902	$152,649
Restricted cash	592,747	393,190
Accounts receivable	5,636,482	3,043,606
Mortgage loans held for sale, $2,585,340 and $1,480,537 at fair value, respectively	2,603,380	1,480,537
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $2,144 and $4,390 respectively	211,050	238,907
Reverse mortgage interests	1,434,506	750,273
Mortgage servicing rights, $2,488,283 and $635,860 at fair value, respectively	2,503,162	646,833
Property and equipment, net of accumulated depreciation of $74,723 and $48,806, respectively	119,185	75,026
Derivative financial instruments	123,878	152,189
Other assets	360,397	192,933
Total assets	$14,026,689	$7,126,143

Liabilities and equity
Notes payable	$6,984,351	$3,601,586
Unsecured senior notes	2,444,062	1,062,635
Payables and accrued liabilities	1,308,450	631,431
Derivative financial instruments	8,526	20,026
Mortgage servicing liabilities	82,521	83,238
Other nonrecourse debt	2,208,881	969,545
Total liabilities	13,036,791	6,368,461
Commitments and contingencies – See Note 22	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,330 shares and 90,480 shares issued at December 31, 2013 and December 31, 2012, respectively	906	905
Additional paid-in-capital	566,642	556,056
Retained earnings	422,341	205,287
Treasury Shares; 168 and 0 shares at cost, respectively	(6,944)	—
Common shares held by subsidiary; 0 shares and 212 shares at cost, respectively	—	(4,566)
Accumulated other comprehensive income	1,963	—
Total Nationstar Inc. stockholders' equity	984,908	757,682
Noncontrolling interest	4,990	—
Total equity	989,898	757,682
Total liabilities and equity	$14,026,689	$7,126,143
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Servicing fee income	$1,084,208	$462,495	$233,411
Other fee income	300,014	34,656	35,294
Total fee income	1,384,222	497,151	268,705
Gain on mortgage loans held for sale	702,763	487,164	109,136
Total revenues	2,086,985	984,315	377,841
Expenses and impairments:
Salaries, wages and benefits	679,637	358,455	202,290
General and administrative	678,480	201,587	82,183
Loss on foreclosed real estate and other	13,316	5,217	10,370
Occupancy	30,845	16,786	11,340
Total expenses and impairments	1,402,278	582,045	306,183
Other income (expense):
Interest income	197,220	71,586	66,802
Interest expense	(538,805)	(197,308)	(105,375)
Contract termination fees	—	15,600	—
Loss on equity method investments	—	(14,571)	(107)
Gain/(loss) on interest rate swaps and caps	3,132	(994)	298
Fair value changes in ABS securitizations	—	—	(12,389)
Total other income (expense)	(338,453)	(125,687)	(50,771)
Income before taxes	346,254	276,583	20,887
Income tax expense	129,200	71,296	—
Net income	217,054	205,287	20,887
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Nationstar Inc.	217,054	205,287	20,887
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedges net of tax of $1,183, $0, and $0, respectively	1,963	—	(1,071)
Comprehensive income	$219,017	$205,287	$19,816
Earnings per share:
Basic earnings per share	$2.43	$2.41	$0.30
Diluted earnings per share	$2.40	$2.40	$0.30
Weighted average shares:
Basic	89,415	85,328	70,000
Dilutive effect of stock awards	853	196	—
Diluted	90,268	85,524	70,000
Dividends declared per share	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Inc. Equity	Non-controlling interests	Total Stockholders' Equity
Balance at December 31, 2010	—	$255,301	$—	$—	$—	$—	$—	$1,071	256,372	$—	$256,372
Share-based compensation	—	14,815	—	—	—	—	—	—	14,815	—	14,815
Distributions to parent	—	(4,348)	—	—	—	—	—	—	(4,348)	—	(4,348)
Tax related share-based settlement of units by members	—	(5,346)	—	—	—	—	—	—	(5,346)	—	(5,346)
Net income	—	20,887	—	—	—	—	—	—	20,887	—	20,887
Change in value of cash flow hedge	—	—	—	—	—	—	—	(1,071)	(1,071)	—	(1,071)
Balance at December 31, 2011	—	281,309	—	—	—	—	—	—	281,309	—	281,309
Contributions from parent – FIF HE	—	12,764	—	—	—	—	—	—	12,764	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	—	246,700	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	—	13,342	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	—	2,846	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	—	(4,566)	—	(4,566)
Net income	—	—	—	—	205,287	—	—	—	205,287	—	205,287
Balance at December 31, 2012	90,460	—	905	556,056	205,287	—	(4,566)	—	757,682	—	757,682
Shares issued under incentive plan	—	—	3	(3)	—	—	—	—	—	—	—
Change in value of cash flow hedge, net of tax of $1,183	82	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	—	4,579	—	—	—	—	4,579	—	4,579
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares canceled	(212)	—	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	—	217,054	—	—	—	217,054	—	217,054
Balance at December 31, 2013	90,330	$—	$906	$566,642	$422,341	$(6,944)	$—	$1,963	$984,908	$4,990	$989,898
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Operating activities
Net income	$217,054	$205,287	$20,887
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Share-based compensation	10,574	13,342	14,815
Loss on foreclosed real estate and other	13,316	5,217	10,370
Loss on equity method investments	—	14,571	107
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(6,080)	994	(2,331)
Fair value changes in excess spread financing	73,333	10,683	3,060
Depreciation and amortization	26,615	9,620	4,063
Fair value changes and amortization/accretion of mortgage servicing rights	(59,101)	63,122	39,000
Amortization (accretion) of premiums/discounts	52,531	9,635	8,289
Gain on mortgage loans held for sale	(702,763)	(487,164)	(109,136)
Fair value changes in ABS securitizations	—	—	12,389
Mortgage loans originated and purchased, net of fees	(25,466,754)	(7,904,052)	(3,412,185)
Proceeds on sale of and payments of mortgage loans held for sale	25,018,375	7,197,722	3,403,437
Net tax effect of stock grants issued	(4,579)	(2,846)	—
Cash settlement on derivative financial instruments	(4,544)	—	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	(857,139)	(752,507)	(83,133)
Reverse mortgage funded advances	(669,174)	(608,085)	—
Other assets	(122,925)	(32,956)	(40,192)
Payables and accrued liabilities	647,320	299,301	101,657
Net cash used in operating activities	(1,833,941)	(1,958,116)	(28,903)

Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (Continued)

	For the year ended December 31,
	2013	2012	2011
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	40,000
Property and equipment additions, net of disposals	(48,859)	(25,356)	(19,742)
Acquisition of equity method investee	—	—	(6,600)
Purchases of reverse mortgage servicing rights and interests	(19,189)	(37,911)	(26,893)
Deposits on / purchase of forward mortgage servicing rights, net of liabilities incurred	(1,527,645)	(2,070,375)	(96,467)
Loan repurchases from Ginnie Mae	(19,863)	(24,329)	—
Proceeds from sales of REO	52,767	679	27,823
Proceeds from sale of servicer advances	277,455	—	—
Acquisition of Greenlight Financial Services and other businesses, net	(88,200)	—	—
Net cash (used in) / provided by investing activities	(1,373,534)	(2,157,292)	(81,879)
Financing activities
Issuance of unsecured senior notes, net	1,365,244	770,699	35,166
Transfers (to) / from restricted cash, net	(232,695)	(321,691)	16,812
Issuance of common stock, net of IPO issuance costs	—	246,700	—
Issuance of participating interest financing in reverse mortgage interests	535,216	582,897	—
Issuance of excess spread financing	753,002	272,617	40,492
Increase in notes payable	1,240,750	2,728,407	163,421
Proceeds from mortgage servicing rights financing	29,874	—	—
Repayment of nonrecourse debt – Legacy assets	(13,404)	(13,785)	(30,433)
Repayment of ABS nonrecourse debt	—	—	(58,091)
Repayment of excess spread financing	(130,355)	(39,865)	(2,207)
Debt financing costs	(53,529)	(23,213)	(3,462)
Distributions to parent – FIF	—	—	(4,348)
Net tax benefit for stock grants issued	4,579	2,846	—
Tax related share-based settlement of units by members	—	—	(5,346)
Contributions from joint venture member to noncontrolling interests	4,990	—	—
Redemption of shares for stock vesting	(6,944)	—	—
Net cash provided by / (used in) financing activities	3,496,728	4,205,612	152,004
Net increase (decrease) in cash and cash equivalents	289,253	90,204	41,222
Cash and cash equivalents at beginning of period	152,649	62,445	21,223
Cash and cash equivalents at end of period	$441,902	$152,649	$62,445
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$—	$—	$90
Transfer of mortgage loans held for investment to REO at fair value	15,302	4,295	6,291
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	—	—	17,528
Change in value of cash flow hedge–accumulated other comprehensive income	1,963	—	(1,071)
Mortgage servicing rights resulting from sale or securitization of mortgage loans	248,381	58,607	36,474
Tax related share-based settlement of common stock	6,994	4,566	—
Liabilities incurred from purchase of forward mortgage servicing rights	6,448	48,146	6,333
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)
1. Nature of Business, Corporate Reorganization, Basis of Presentation and Material Transactions During 2013
Nature of Business
Nationstar Mortgage Holdings Inc. (Nationstar Inc. or the Company) is a Delaware corporation. Nationstar Inc. is a holding company that conducts no operating activities and owns no significant assets other than through its interests in its subsidiaries. Through its subsidiaries, Nationstar Inc. is engaged primarily in the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored enterprises (GSE) or other third-party investors in the secondary market. Nationstar Mortgage LLC (Nationstar), the Company's principal operating subsidiary, is one of the largest non-bank servicers in the United States.
Corporate Reorganization
On February 24, 2012, the Company filed a registration statement on Form S-1, for the offering of 19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC (FIF) to two direct, wholly-owned subsidiaries, and the Company issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. The offering transformed the Company into a publicly-traded company.
In conjunction with the initial public offering of Nationstar Inc., in March 2012 Nationstar became a wholly-owned indirect subsidiary of Nationstar Inc. Prior to the reorganization and initial public offering (Reorganization), Nationstar was a wholly-owned subsidiary of FIF, a subsidiary of Fortress Private Equity Funds III and IV. Nationstar Inc. was formed solely for the purpose of reorganizing the structure of FIF and Nationstar so that the common stock issuer was a corporation rather than a limited liability company. As such, investors own common stock rather than equity interests in a limited liability company. Upon completion of the initial public offering and Reorganization, all of the equity interests in Nationstar were transferred from FIF to two direct wholly-owned subsidiaries of Nationstar Inc. In conjunction with the Reorganization, FIF contributed certain assets to Nationstar. The Reorganization has been accounted for as a reorganization under common control and, accordingly, there was no change in the basis of the assets and liabilities. As part of the Reorganization, FIF exchanged its equity in Nationstar for 70,000,000 shares of common stock in Nationstar Inc.
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
Material Transactions

In January 2013, Nationstar entered into a mortgage servicing rights (MSRs) purchase and sale agreement (the Purchase Agreement) with a financial institution which has been accounted for as an asset acquisition. Under the Purchase Agreement, the Company agreed to purchase the rights to service approximately 1.3 million residential mortgage loans with a total unpaid principal balance (UPB) of approximately $215 billion, and approximately $5.8 billion of related servicing advance receivables. Approximately 47% of these loans (by UPB) are owned, insured or guaranteed by the Federal National Mortgage Association (Fannie Mae or FNMA), Federal Home Loan Mortgage Corporation (Freddie Mac or FHLMC) or Government National Mortgage Association (Ginnie Mae or GNMA), and the remaining 53% of these loans are non-conforming loans in private label securitizations.

The aggregate purchase price was approximately $7.1 billion, which was funded through a combination of cash on hand, the proceeds of a co-investment through an excess spread financing agreement with New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and/or other issuances of senior unsecured debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivable with respect to those loans owned, insured or guaranteed by Ginnie Mae. The Company boarded the acquired agency portfolio balance between February and June 2013. During the third quarter, Nationstar completed additional portions of the MSR purchase, closing on and boarding MSRs related to residential mortgage loans with an unpaid principal balance of approximately $62.2 billion, all of which are non-conforming loans in private label securitizations. The Company closed on and boarded UPB of $21.2 billion related to the remaining MSRs during the fourth quarter of 2013.
In January 2013, Nationstar acquired Equifax Settlement Services LLC (ESS) for a total purchase price of $12.5 million. Nationstar recorded $7.5 million of goodwill and intangible assets in other assets on its consolidated balance sheets.

In May 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight Financial Services (Greenlight), a leading direct-to-consumer originator based in Irvine, California. Greenlight utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and will diversify Nationstar's origination channels and capabilities. The acquisition of Greenlight provides the Company with additional capacity to process Home Affordable Refinance Program (HARP) and recapture loans while creating long-term servicing assets.
In December 2013, Nationstar launched a new servicing acquisition structure. Under this structure, Nationstar agreed to sell to a joint venture entity capitalized by New Residential and other investors (Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. Nationstar also agreed to the sale of the related MSRs of approximately $44.3 billion of UPB with potential for up to $130.1 billion of UPB, along with the right to receive the basic fee component on the transferred mortgage servicing rights. Nationstar will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, Nationstar will subservice the applicable residential mortgage loans.
While the transfer of the MSRs to the Purchaser is intended to achieve the economic result of a sale of mortgage servicing rights, the Company will account for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfer to the Purchaser.
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

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand.
Restricted Cash
Restricted cash primarily consists of certain custodial accounts related to Nationstar’s portfolio securitizations or to collections on certain mortgage loans and mortgage loan advances that have been pledged to various advance financing facilities under master repurchase agreements. Restricted cash also includes certain fees collected on mortgage loan payments that are required to be remitted to government-sponsored enterprises (GSEs) to settle outstanding guarantee fee requirements.
Accounts Receivable
Accounts receivable consists primarily of accrued servicing fees receivable, accrued interest receivable on mortgage loans and securitizations, and advances made to securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts.

When Nationstar has determined that, based on all available information, it is probable that a loss has been incurred, and that all contractual amounts due will not be recovered, an impairment is recognized through the recording of a valuation allowance. Any changes to the valuation allowance are recorded through general and administrative expenses.

Nationstar may acquire servicer advances in conjunction with the acquisition of MSRs. Acquired servicer advances are recorded at their relative fair value amounts on the acquisition date, and any recorded discounts are accreted into interest income on a cost recovery method as the related servicer advances are recovered either through repayment from the borrower, liquidation of the underlying mortgage loans, or through a modification and recovery of the outstanding servicer advance balance from the securitization trust.

From time to time, Nationstar may enter into agreements with third parties for the sale of these servicer advance receivables at fair value in conjunction with the financing of the related MSR.
Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third party purchasers or securitized within three months after origination.
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under Accounting Standards Codification (ASC) 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis (see Note 18 – Fair Value Measurements). In connection with Nationstar’s election to measure newly originated prime residential mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan originations fees, net of direct loan originations costs associated with these loans. In addition, the Company may at times repurchase loans that were previously transferred to Ginnie Mae if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has also elected to measure these repurchased loans at fair value.
At times, Nationstar may acquire loans that it services through the exercise of clean-up calls. These loans are carried at the lower of cost or fair value.
Mortgage Loans Held for Investment, principally Subject to Nonrecourse Debt – Legacy Assets, Net
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred in 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
Allowance for Loan Losses on Mortgage Loans Held for Investment
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income (loss) when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
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

As part of the acquisition of the reverse mortgage servicing rights, Nationstar is obligated in its capacity as servicer to fund future borrower advances, which include fees paid to taxing authorities for borrowers' unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on reverse mortgages. In addition, Nationstar capitalizes the servicing fees and interest income it earns for servicing the reverse mortgage interests. All advances funded by Nationstar and the acquired funded advances are recorded as reverse mortgage interests on the Company's consolidated balance sheets. Nationstar includes the cash outflow from funding these advances as operating activities and the securitization cash inflow as a financing activity in the consolidated statements of cash flows.

Nationstar periodically securitizes certain of these funded advances through issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by GNMA. These transfers of funded advances into HMBS are accounted for as secured borrowings with the HMBS presented as participating interest financing on the Company's consolidated balance sheets. Issue premiums and/or discounts are deferred as a component of the participating interest financing and amortized to interest expense over the life of the HMBS on an effective interest method.

Nationstar receives a monthly servicing fee, which is recorded as either interest income or servicing fee income on the consolidated statements of operations and comprehensive income (loss) based upon if the related advance was either funded by or acquired by Nationstar. Interest income is accrued monthly based upon the borrower interest rate applied to the HECM outstanding principal balance of reverse mortgage interests. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations and comprehensive income (loss).

Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand. Nationstar has elected to account for repurchased HECMs at fair value.

When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income (loss).
Mortgage Servicing Rights
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
Nationstar identifies MSRs related to originated or acquired forward residential mortgage loans and applies fair value accounting to this class of MSRs, with all changes in fair value recorded as charges or credits to servicing fee income in accordance with ASC 860-50, Servicing Assets and Liabilities.

In 2012, Nationstar acquired servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term, home price index, collateral values and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.
Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and servicer as well as employee costs related to time spent on the project.
Variable Interest Entities
We evaluate each special purpose entity (SPE) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that Nationstar is the primary beneficiary, we include the SPE in our consolidated financial statements.

We have determined that the SPEs created in connection with the Nationstar Mortgage Advance Receivables Trust, the Nationstar Servicer Advance Receivables Trust 2013-BA and the Nationstar agency advance financing facility described in Note 14 - Indebtedness are VIEs of which we are the primary beneficiary. We also determined that we were the primary beneficiary for the mortgage loans securitized in 2009 subject to non-recourse debt. See Note 7 - Mortgage Loans Held for Sale and Investment. Consequently, we have consolidated the assets and liabilities associated with these VIEs in our consolidated financial statements.

Securitizations and Asset Backed Financing Arrangements. Nationstar or its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. We have continuing involvement with the financial assets of the securitizations and the asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans accounted for as sales and (2) financings of advances on loans serviced for others accounted for as secured borrowings.

Securitizations of Residential Mortgage Loans. Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that we hold in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2013, we had no other significant assets in our consolidated financial statements related to these trusts. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement with the trusts is limited to the carrying values, if any, of our investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 6 and Note 8 for additional information regarding advances and MSRs.

Financings of Advances on Loans Serviced for Others. Advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Nationstar is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our consolidated balance sheets as accounts receivable and the related liabilities as notes payable. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Nationstar.
In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810, Nationstar evaluated this securitization trust and determined that Nationstar no longer had both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Consequently, this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheets. The impact of this derecognition on Nationstar’s consolidated statement of operations was recognized in 2011 in the fair value changes in ABS securitizations line item.

Reverse Mortgage Interests
Nationstar has issued pools of Home Equity Conversion Mortgage Backed Securities to third-party investors collateralized by advances on the related Home Equity Conversion Mortgages. These transactions are accounted for as secured financings with the reverse mortgage interests and the related financing included in the consolidated financial statements of Nationstar as consolidated VIEs.
Derivative Financial Instruments
We recognize all derivatives on our consolidated balance sheets at fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a fair value hedge, we record changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the same financial statement category as the hedged item on the face of the statement of operations. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, we report changes in the fair values in current period other income (expense), net, on our consolidated statements of operations and comprehensive income (loss).
On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables Trust 2009-ABS financing. This interest rate swap was a cash flow hedge under ASC 815 and was recorded at fair value on the Company’s consolidated balance sheets, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense. In conjunction with the October 2011 amendment to the 2010-ABS Advance Financing Facility, Nationstar paid off its 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of 2009-ABS Advance Financing Facility Nationstar de-designated the underlying interest rate swap on the 2009-ABS Advance Financing Facility. The interest rate swap associated with the 2010-ABS Advance Financing Facility served as an economic hedge for the remainder of 2011.

Goodwill and Intangible Assets
Nationstar tests goodwill for impairment at least annually, as of October 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Nationstar has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that the Company considers in the qualitative assessment include general economic conditions, conditions of the industry and market in which it operates, regulatory developments, cost factors and the Company's overall financial performance. Nationstar may also choose a two-step quantitative test to evaluate goodwill for impairment. Under the two-step impairment test, Nationstar evaluates the recoverability of goodwill by comparing the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). Nationstar derives the fair value of reporting units based on valuation techniques and assumptions that Nationstar believes market participants would use (discounted cash flow valuation methodology).

Nationstar amortizes finite lived intangible assets acquired in a business combination over their estimated useful life. On an annual basis, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist.
Receivables from Affiliates
Nationstar engages in periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to the securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to Nationstar when principal and interest advances are recovered from the respective borrowers, upon liquidation of the underlying collateral, or modification of the loan.
Real Estate Owned (REO), Net
Nationstar holds REO as a result of foreclosures on delinquent mortgage loans. REO is recorded at estimated fair value less costs to sell at the date of foreclosure. Any subsequent declines in fair value are credited to a valuation allowance and charged to operations as incurred.

Excess Spread Financing
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements which are treated as financings, as required under ASC 860. Under these agreements, Nationstar sold to New Residential the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.
Nationstar has elected to measure the outstanding financings related to the excess spread financing agreements at fair value, as permitted under ASC 825, Financial Instruments, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Mortgage Servicing Rights Financing
From time to time, Nationstar will enter into certain transactions with unaffiliated third parties to sell certain mortgage servicer rights and servicer advances under specified terms. Nationstar evaluates these transactions under ASC 860 to determine if they are sales or structured financing arrangements. When these transfers qualify for sale treatment, Nationstar derecognizes the transferred assets on its consolidated balance sheets. Nationstar has determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. Nationstar continues to account for the mortgage servicing rights on its consolidated balance sheets. In addition, Nationstar records a mortgage servicing rights financing liability associated with this financing transaction.

Nationstar has elected to measure the mortgage servicing rights financings at fair value, as permitted under ASC 825 with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.
Interest Income
Interest income is recognized using the interest method. Revenue accruals for individual loans are suspended and accrued amounts reversed when the mortgage loan becomes contractually delinquent for 90 days or more. Delinquency payment status is based on the most recently received payment from the borrower. The accrual is resumed when the individual mortgage loan becomes less than 90 days contractually delinquent. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes (1) interest earned on custodial cash deposits associated with the mortgage loans serviced; (2) deferred originations income, net of deferred originations costs and other revenues derived from the origination of mortgage loans, which is deferred and recognized over the life of a mortgage loan held for investment or recognized when the related loan is sold to a third party purchaser; and (3) amounts recognized from accretion of discounts on acquired servicer advances as the related servicer advances are recovered.
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

Share-Based Compensation Expense
Share-based compensation is recognized in accordance with ASC 718, Compensation–Stock Compensation. This guidance requires all share-based payments to employees to be recognized as an expense in the consolidated statements of operations and comprehensive income (loss), based on their fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. Nationstar incurred advertising costs of $53.6 million, $5.3 million, and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.
In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards which may expire unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance.
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company has adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses.
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

Our initial public offering and restructuring in 2012 were accounted for as a business combination under common control as permitted under ASC 805, Business Combinations. As a result of the Company's 2012 restructuring, Nationstar Inc. effected a 70,000 to 1 stock split. The Company's basic and diluted earnings per share amounts presented on the face of the consolidated statements of operations and comprehensive income (loss) and in Note 17 - Earnings per Share have been retrospectively adjusted for all prior periods presented as required under ASC 260.
Recent Accounting Developments

Accounting Standards Update No 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and
Liabilities (ASU 2013-01) was created to address issues caused when implementing Accounting Standard Update 2011-11 and to eliminate diversity in practice. The update clarifies that Accounting Standard Update 2011-11 applies to entities that are accounting for derivatives under ASC 815 including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are offset under ASC 210-20-45 or
ASC 815-10-45, an enforceable master netting arrangement or similar agreement. The Company adopted ASU 2013-01 on
January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial condition, liquidity or results of operations.

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

Accounting Standards Update No 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating

Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), was created to eliminate the differences in presenting unrecognized tax benefits. This update specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at a reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment update is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standard Update No 2014-04, Receivables - Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was created to provide conformity from when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage so that the asset would be derecognized in the receivable and recognized as real estate property. This updates specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate property. This update also provides that a disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material impact on our financial condition, liquidity or results of operations.

3. Acquisition

On May 31, 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight which is accounted for as a business combination. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was approximately $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. In a separate transaction, Nationstar acquired approximately $98.0 million in UPB of mortgage loans from Greenlight. These loans were purchased in the normal course of business and have been or will be sold. The cash flows from the loan purchase is included in operating activities, consistent with normal loan purchase activity. Additionally, in October 2013, Nationstar acquired certain MSRs from Greenlight for an additional $2.2 million.

Greenlight, a leading direct-to-consumer originator based in Irvine, California, utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and has diversified Nationstar's origination channels and capabilities. The acquisition of Greenlight provides additional capacity to process HARP and recapture loans while creating long-term servicing assets for Nationstar.

The table below presents the purchase price allocation of the acquisition date fair values of the assets acquired and the liabilities assumed (in thousands):

May 31, 2013
Intangible assets	$18,530
Derivative financial instruments	18,101
Equipment	3,561
Prepaid expenses and other assets	700
Payables and accrued liabilities	(589)
Net assets acquired	40,303
Estimated purchase price	75,700
Goodwill	$35,397

To determine the fair value of derivative financial instruments, Nationstar utilized the exchange price or dealer market price for the particular derivative contract which the company classifies as Level 2 measurements in the fair value hierarchy (See Note

18 - Fair Value Measurements). The remaining assets acquired and liabilities assumed were estimated using unobservable inputs, which the Company classifies as Level 3 measurements in the fair value hierarchy.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $35.4 million was recorded in our Originations segment. All of the goodwill recorded as a result of this transaction is expect to be deductible for tax purposes.

Nationstar included $139.5 million in revenues and $11.3 million in earnings related to Greenlight in its 2013 consolidated results. There were also $1.8 million of acquisition-related costs recognized as an expense in general and administrative and salaries, wages and benefits line items in the consolidated statements of operations and comprehensive income (loss).

The following table presents the unaudited pro forma combined revenues and net income as if Greenlight net assets had been acquired on January 1, 2012 (in thousands):

	For the years ended December 31,
	2013	2012
Revenues	$2,163,852	$1,129,010
Net Income	$233,970	$253,277

4. Variable Interest Entities and Securitizations
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
In December 2011, Nationstar sold its remaining variable interest in a loan securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810 Nationstar has evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and this securitization trust was derecognized as of December 31, 2012. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any MSRs on the consolidated balance sheets. The impact of this derecognition on the Company’s consolidated statements of operations and comprehensive income (loss) was recognized in the fourth quarter of 2011 in the fair value changes in ABS securitizations line item.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of December 31, 2013 and 2012 is presented in the following tables (in thousands):

	December 31, 2013		December 31, 2012
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$272,188	$—	$247,531	$—
Reverse mortgage interests	—	1,039,645	—	542,037
Accounts receivable	4,031,444	—	2,656,277	—
Mortgage loans held for investment, principally subject to nonrecourse debt	208,263	—	224,207	—
Derivative financial instruments	3,691	—	—	—
Other assets	2,375	—	2,039	—
Total Assets	$4,517,961	$1,039,645	$3,130,054	$542,037
LIABILITIES
Notes payable	$3,672,726	$—	$2,294,925	$—
Payables and accrued liabilities	4,242	—	3,415	—
Derivative financial instruments	—	—	6,118	—
Nonrecourse debt–Legacy Assets	89,108	—	100,620	—
Participating interest financing	$—	1,080,718	—	580,836
Total Liabilities	$3,766,076	$1,080,718	$2,405,078	$580,836

When Nationstar sells mortgage loans in securitization transactions that are structured as sales under ASC 860, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date.

Details of the securitization structured as a sale for the year ended December 31, 2013, are as follows (in thousands):

	Net Bond Proceeds	Carrying Value of Loans Sold	Gain Recognized

Nationstar Mortgage-Backed Notes, Series 2013-A	$164,297	$158,204	$6,093

Nationstar did not sell any mortgage loans in securitization transactions that were structured as sales for the years ended December 31, 2012 and 2011. The gain on sale of the securitization were included in gain on mortgage loans held for sale in the consolidated statements of operations and comprehensive income (loss) in the Originations segment.
A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	December 31, 2013	December 31, 2012
Total collateral balances	$3,680,275	$4,134,513
Total certificate balances	3,693,067	4,136,316
Total mortgage servicing rights at fair value	30,074	30,940
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2013, 2012, or 2011, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	December 31,
Principal Amount of Loans 60 Days or More Past Due	2013	2012	2011
Unconsolidated securitization trusts	$1,142,940	$1,180,133	$1,066,130

	For the year ended December 31,
Credit Losses	2013	2012	2011
Unconsolidated securitization trusts	$251,076	$273,817	$335,221

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

	For the year ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$29,151	$—	$28,049	$—	$28,569	$—

5. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the years ended December 31, 2013, 2012, and 2011 was approximately $441.3 million, $154.9 million and $90.8 million, respectively. For the years ended December 31, 2013 and 2012, income taxes paid were $114.5 million and $42.6 million, respectively. There were no income taxes paid for the year ended December 31, 2011.

6. Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Servicer advances, net of purchase discount of $62,217 and $70,754, respectively	$5,217,769	2,800,690
Reverse mortgage receivables	93,494	28,448
Accrued servicing fees	45,453	90,231
Receivables from trusts and agencies	105,693	39,029
Accrued interest	7,194	3,801
Other	166,879	81,407
Total accounts receivable	$5,636,482	$3,043,606

In conjunction with Nationstar's June 2012 acquisition of MSRs from Aurora, the Company acquired approximately $1.7 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded an $81.8 million purchase discount. In conjunction with the January 2013 Purchase Agreement, during the third quarter of 2013, Nationstar closed on certain MSRs and servicer advances with another financial institution. In conjunction with this transaction, the Company acquired approximately $3.6 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded a $60.1 million purchase discount. Nationstar accretes these purchase discounts into interest income as the related servicer advances are recovered. During the years ended December 31, 2013 and 2012, the Company accreted $31.1 million and $11.3 million, respectively, of the purchase discounts from recovered servicer advances. Nationstar did not record any accretion of purchase discounts from recovered servicer advances during the year ended December 31, 2011.

During the fourth quarter of 2013, Nationstar sold approximately $2.7 billion of servicer advances and accrued servicing fees to an unaffiliated third party. Consequently the related purchase discount of $28.1 million was eliminated from Nationstar's balance sheet.

7. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Certain agreements permit the servicer or master servicer to repurchase previously transferred loans into a securitization trust once the transferred collateral meets certain criteria including outstanding UPBs, which are referred to as clean-up call rights. During the third quarter 2013, Nationstar exercised clean up calls on several private-label securitizations for which it was the master servicer. The loans were initially acquired at par and are held for sale. $195.8 million was originally purchased through a clean up call, $158.2 million was sold in 2013-A and $18.0 million remains outstanding as of December 31, 2013. These loans are carried at the lower of cost or market until sold.
Mortgage loans held for sale consist of the following (in thousands):

December 31,	2013	2012
Mortgage loans held for sale – unpaid principal balance	$2,532,881	$1,426,182
Mark-to-market adjustment	70,499	54,355
Total mortgage loans held for sale	$2,603,380	$1,480,537

Nationstar had $69.5 million mortgage loans held for sale on nonaccrual status at December 31, 2013 and no mortgage loans on a nonaccrual status at December 31, 2012 and 2011. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that were repurchased solely to modify the loans. Upon completion of the modification the loans are expected to be subject to sale to a GSE.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands) :

For the year ended December 31,	2013	2012
Mortgage loans held for sale – beginning balance	$1,480,537	$458,626
Mortgage loans originated and purchased, net of fees	25,620,965	7,904,052
Proceeds on sale of and payments of mortgage loans held for sale	(24,501,261)	(6,880,687)
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and pending foreclosures	3,139	(1,454)
Mortgage loans held for sale – ending balance	$2,603,380	$1,480,537

Mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets, net
Mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets, net as of the dates indicated include (in thousands):

December 31,	2013	2012
Mortgage loans held for investment, principally subject to nonrecourse debt- Legacy Assets, net – unpaid principal balance	$305,085	$354,154
Transfer discount
Accretable	(17,362)	(19,749)
Non-accretable	(74,529)	(91,108)
Allowance for loan losses	(2,144)	(4,390)
Total mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets, net	$211,050	$238,907

The changes in accretable yield on loans transferred to mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets were as follows (in thousands):

Accretable Yield	Year ended December 31, 2013	Year ended December 31, 2012
Balance at the beginning of the period	$19,749	$22,392
Additions	—	—
Accretion	(3,235)	(3,548)
Reclassifications from nonaccretable discount	848	905
Disposals	—	—
Balance at the end of the period	$17,362	$19,749
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, principally subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.8 million, and $0.9 million for the years ended December 31, 2013 and 2012, respectively, from nonaccretable difference. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive the LTV’s shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following table provides the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators for the dates indicated.

	December 31, 2013	December 31, 2012
	(in thousands)
Credit Quality by Delinquency Status
Performing	$218,262	$260,219
Non-Performing	86,823	93,935
Total	$305,085	$354,154
Credit Quality by Loan-to-Value Ratio
Less than 60	$32,885	$39,436
Less than 70 and more than 60	14,633	16,581
Less than 80 and more than 70	23,075	20,890
Less than 90 and more than 80	25,536	27,988
Less than 100 and more than 90	25,686	32,570
Greater than 100	183,270	216,689
Total	$305,085	$354,154
Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are contractually greater than 90 days delinquent.

Reverse mortgage interests

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an UPB totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of New Residential, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheets.
Reverse mortgage interests include due and payable advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of December 31, 2013 and December 31, 2012, Nationstar had $1,434.5 million and $750.3 million, respectively, in outstanding reverse mortgage interests. When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income (loss).
Reverse mortgage interests as of the dates indicated include (in thousands):

	December 31, 2013	December 31, 2012
UPB of advances previously securitized by Nationstar	$1,039,645	$542,037
UPB of advances unsecuritized	395,663	208,699
Allowance for losses - reverse mortgage interests	(802)	(463)
Total reverse mortgage interests	$1,434,506	$750,273
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.8 million for the year ended December 31, 2013 and $0.5 million for the year ended December 31, 2012.

8. Mortgage Servicing Rights
MSRs at fair value

MSRs arise from contractual agreements between Nationstar and investors in mortgage securities and mortgage loans. Nationstar records MSR assets when it sells loans on a servicing-retained basis, at the time of a securitization that qualifies and meets requirements for sale accounting or through the acquisition or assumption of the right to service a financial asset. Under these contracts, Nationstar performs loan servicing functions in exchange for fees and other remuneration.
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
Certain of the forward loans underlying the MSRs carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these MSRs are more likely to be affected by changes in credit losses than from interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs are more likely to be affected by interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	December 31, 2013	December 31, 2012
Discount rate	14.17%	18.11%
Total prepayment speeds	20.34%	22.42%
Expected weighted-average life	4.63 years	4.12 years
Credit losses	22.87%	24.68%
Interest Rate Sensitive MSRs	December 31, 2013	December 31, 2012
Discount rate	10.50%	10.62%
Total prepayment speeds	8.97%	17.08%
Expected weighted-average life	7.88 years	5.19 years
Credit losses	9.12%	11.09%

In addition to the significant assumptions identified above that are utilized to value the MSR asset, Nationstar also makes numerous other assumptions. These assumptions are based in part on what market participants utilize when acquiring and valuing MSRs. These assumptions change periodically as market conditions change and occasionally assumptions that were previously considered to be insignificant change. During the third quarter 2013, Nationstar completed a portion of an MSR acquisition relating to non-conforming loans in private label securitizations (See Note 1). These MSRs are considered to be credit sensitive. In conjunction with recording these newly acquired MSRs and valuing the remaining MSRs included in private label securitizations, Nationstar included a portion of the expected ancillary income cash flows derived from disposition of the underlying collateral. Prior to the third quarter 2013, Nationstar considered these ancillary income cash flows to be insignificant in valuing its MSRs. Based on recent experience and level of activity, validated through discussions with certain third-party valuation firms and recent market activity, Nationstar believes that several key market participants now consider these cash flows in their valuations when acquiring and valuing MSR portfolios. This change in estimate increased pre-tax earnings in 2013 by $125.9 million and earnings per share by $0.64.

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012
Fair value at the beginning of the period	$635,860	$251,050
Additions:
Servicing resulting from transfers of financial assets	248,381	58,607
Purchases of servicing assets	1,545,584	394,445
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	355,586	5,500
Other changes in fair value	(297,128)	(73,742)
Fair value at the end of the period	$2,488,283	$635,860
UPB of forward loans serviced for others
Credit sensitive loans	$266,757,777	$114,629,399
Interest sensitive loans	56,056,362	16,494,985
Total owned loans	$322,814,139	$131,124,384

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at December 31, 2013 and 2012 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses		Ancillary Income
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2013
Mortgage servicing rights	$(74,681)	$(151,899)	$(101,590)	$(195,445)	$(89,958)	$(178,669)	$(68,828)	$(137,657)
December 31, 2012
Mortgage servicing rights	$(17,060)	$(34,419)	$(66,037)	$(124,995)	$(77,072)	$(157,433)	$(9,789)	$(19,578)

These sensitivities are hypothetical and should be evaluated with care. The total effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors (e.g., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
MSRs at amortized cost
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.9 billion as of December 31, 2013. The initial carrying amount of these MSRs is based on the relative fair value of the purchased assets and liabilities including reverse mortgage interests. These MSRs are subsequently accounted for using the amortization method. Amortization / accretion is recorded as service fee income on the statement of operations and comprehensive income. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At December 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the date indicated (in thousands):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$10,973	$83,238	$—	$—
Additions:
Purchase /Assumptions of servicing rights/obligations	3,980	—	12,415	89,800
Deductions:
Amortization/Accretion	(74)	(717)	(1,442)	(6,562)
Balance at end of the period	$14,879	$82,521	$10,973	$83,238
Fair Value at end of the period	$29,192	$63,996	$29,354	$24,648

Subserviced loans
Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At December 31, 2013 and December 31, 2012, the unpaid principal balances under subservicing arrangements were $35.4 billion and $45.7 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the years ended December 31,
	2013	2012	2011
Servicing fees	$912,493	$412,281	$191,652
Ancillary fees	188,712	123,318	82,099
Total servicing and ancillary fees	$1,101,205	$535,599	$273,751
9. Property and Equipment, Net
Property and equipment, net (in thousands), and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2013	December 31, 2012	Range of Estimated Useful Life
Furniture, fixtures and equipment	$65,408	$47,620	3 - 5 years
Capitalized software costs	52,582	24,431	5 years
Long-term capital leases - computer equipment	42,856	24,917	5 years
Building and leasehold improvements	13,984	10,556	Varies
Software in development and other	18,243	12,713	Varies
	193,073	120,237
Less: Accumulated depreciation and amortization	(74,723)	(48,806)
Plus: Land	835	3,595
Total property and equipment, net	$119,185	$75,026

Nationstar has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next five years. A majority of these lease agreements contain bargain purchase options.

As of December 31, 2013, future minimum payments for Nationstar's capital leases is presented in table below:

Future Minimum Lease Payments
2014	$16,127
2015	13,974
2016	3,014
Thereafter	—
Total future lease payments	33,115
Less: Imputed interest	(1,312)
Net capital lease liability	$31,803

10. Goodwill and Intangible Assets
In January 2013, Nationstar acquired ESS for a total purchase price of $12.5 million. Nationstar recorded $7.5 million of goodwill and intangible assets in other assets on its consolidated balance sheet in the Servicing segment.
On May 31, 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight for an aggregate purchase price of $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. Nationstar has recorded $53.9 million of goodwill and other intangibles in other assets on its consolidated balance sheet in the Originations segment.

Nationstar performs its annual assessment of possible impairment of goodwill and indefinite-lived assets as of October 1, or more frequently if events and circumstances indicate that impairment may have occurred. There was no impairment noted as of October 1, 2013.

Changes in the carrying amount of goodwill during the year ended December 31, 2013 are as follows:

For the year ended December 31, 2013
Balance at beginning of period	$—
Goodwill acquired during the period	38,820
Balance at end of period	$38,820

The following table presents our intangible assets as of December 31, 2013.

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Trade name	$18,530	$(1,081)	$17,449	9.4
Customer relationships	4,070	(339)	3,731	9.2
Licenses	557	—	557	Indefinite
	$23,157	$(1,420)	$21,737	9.4
Nationstar recognized $1.4 million of amortization expense in 2013. The following table presents the estimated aggregate amortization expense for the periods indicated.

Amortization Expense
2014	$2,258
2015	2,258
2016	2,258
2017	2,258
2018	2,258
Thereafter	9,890
Total future amortization expense	$21,180

11. Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Loans subject to repurchase right from Ginnie Mae	$120,736	$72,156
Deferred financing costs	73,030	46,780
Real estate owned, net	45,632	10,467
Goodwill	38,820	—
Collateral deposits on derivative instruments	25,932	10,920
Prepaid expenses	21,993	6,083
Intangible assets	21,737	—
Receivables from affiliates	8,861	12,604
Deferred tax asset (see Note 16)	—	23,737
Other	3,656	10,186
Total other assets	$360,397	$192,933
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $120.7 million and $$72.2 million at December 31, 2013 and 2012, respectively.

12. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Payable to servicing and subservicing investors(1)	$359,214	$204,106
Payable to insurance carriers and insurance cancellation reserves	164,244	77,967
MSR purchases payable including advances	135,759	14,243
Loans subject to repurchase from Ginnie Mae	120,736	72,156
Accrued interest	76,303	31,938
Accrued bonus and payroll	66,755	58,083
Repurchase reserves	40,695	18,511
Current income taxes	35,961	50,908
Other(2)	308,783	103,519
Total payables and accrued liabilities	$1,308,450	$631,431

(1) Payables to servicing and subservicing investors represents amounts due to investors in connection with the loans we service and are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

(2) Other payables primarily consist of accrued legal and professional fees, capital lease obligations and amounts payable to securitization trusts.

13. Derivative Financial Instruments
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the year ended December 31, 2013
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$57,965	$7	$(14)
ASSETS
Interest Rate Lock Commitments (IRLCs)	2014	3,083,131	87,128	(69,856)
Forward MBS trades	2014	5,425,663	32,266	19,084
Loan Purchase Commitments (LPCs)	2014	197,475	793	(460)
Interest rate swaps and caps	2018	167,000	3,691	544
LIABILITIES
IRLCs	2014	260,407	2,698	(1,613)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2014-2017	424,269	834	1,012
Forward MBS trades	2014	1,351,870	3,305	8,713
LPCs	2014	204,486	1,689	(1,603)

For the year ended December 31, 2012
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2013	$445	$21	$(613)
ASSETS
IRLCs	2013	4,921,963	150,048	138,746
Forward MBS trades	2013	977,900	888	888
LPCs	2013	112,624	1,253	1,253
LIABILITIES
Interest rate swaps and caps	2013-2015	726,168	6,120	420
Interest rate swaps on ABS debt	2013-2017	654,192	1,846	(1,414)
Forward MBS trades	2013	3,964,721	11,974	(6,144)
LPCs	2013	78,839	86	(86)

 (1) In January and June 2013, Nationstar terminated these interest rate swaps.

The mortgage loans held for sale which we carry at fair value are subject to interest rate and price risk from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward sales of MBS to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales commitments to deliver mortgage loan inventory to investors.

The estimated fair value of forward mortgage sales of MBS and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of derivative financial instruments and mortgage loans held for sale, respectively, in the consolidated financial statements. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain on mortgage loans held for sale.

IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with forward sales of MBS as described above.

The estimated fair value of IRLC’s is based on the fair value of the related mortgage loans which is based on observable market data for similar loan product type and is recorded in derivative financial instruments in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain on mortgage loans held for sale.
Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which is referred to as Loan Purchase Commitments (LPCs). LPCs are accounted for as derivatives under ASC 815, and recorded at fair value in derivative financial instruments on Nationstar's balance sheet. The fair value of LPCs are based on the fair value of the related mortgage loans which are based on observable market data. Subsequent changes in LPCs are recorded as a charge or credit to gain on mortgage loans held for sale.
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations and comprehensive income (loss). The change in fair value on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.
During 2008, Nationstar entered into interest rate cap agreements to hedge the interest payment on a servicing advance facility. These interest rate cap agreements generally require an upfront payment and receive cash flow only when a variable rate based on LIBOR exceeds a defined interest rate. These interest rate cap agreements are not designated as hedging instruments, and the change in fair value of these instruments is recorded in loss on interest rate swaps and caps in Nationstar’s consolidated statements of operations and comprehensive income (loss).
Total gain or loss recognized in income on interest rate swaps designated as cash flow hedges was approximately $0.5 million, and $2.0 million for the years ended December 31, 2013 and 2011 respectively. There was no gain or loss recognized for the year ended December 31, 2012 since no interest rate swaps were designated as hedges as of December 31,2012. For the year ended December 31, 2013, a gain was recognized for approximately $2.0 million in other comprehensive income and a loss of $1.1 million for the year ended December 31, 2011. No gain or loss was recognized in other comprehensive income for the year ended December 31, 2012.

Associated with the Company's derivatives is $42.3 million and $10.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of December 31, 2013 and December 31, 2012, respectively.

14. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	December 31, 2013		December 31, 2012
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$560,814	$651,953	$185,817	$206,622
Securities repurchase facility (2011)	35,546	55,603	11,774	55,603
2010-ABS advance financing facility	—	—	194,833	233,208
Nationstar agency advance financing facility	851,957	918,574	476,091	549,284
MSR note	—	—	4,627	12,328
2012-AW agency advance financing facility	—	—	100,000	135,343
2012-C ABS advance financing facility	—	—	657,027	742,238
2012-R ABS advance financing facility	—	—	374,739	428,758
2012-W ABS advance financing facility	—	—	492,235	566,332
Reverse participations financing facility	102,031	124,536	65,943	76,455
MBS advance financing facility (2012)	179,306	220,833	—	—
Nationstar Mortgage Advance Receivable Trust	1,240,940	1,347,410	—	—
Nationstar Servicer Advance Receivables Trust 2013-BA	1,579,830	1,764,296	—	—
Originations Segment Notes Payable
$1.50 billion warehouse facility	797,281	891,648	356,104	371,836
$750 million warehouse facility	639,378	673,599	245,287	285,281
$700 million warehouse facility	111,980	115,629	—	—
$600 million warehouse facility	214,570	224,162	224,790	241,867
$500 million warehouse facility	159,435	166,482	87,747	91,403
$400 million warehouse facility	447,926	477,980	—	—
$108 million warehouse facility	63,357	93,098	—	—
ASAP+ facility	—	—	124,572	124,596
Total notes payable	$6,984,351	$7,725,803	$3,601,586	$4,121,154
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $775.0 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is March 2014.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2013, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization, which was structured as a financing.
2010-ABS advance financing facility - In November 2010, Nationstar executed the 2010-ABS advance financing facility with a financial institution. This facility had the capacity to borrow up to $300.0 million of advance receivables and the interest rate was based on LIBOR plus a spread of 3.00%. This debt was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances were repaid.
Nationstar agency advance financing facility - In January 2013, Nationstar amended and restated the agency advance financing facility with a financial institution. This facility has a variable funding note (VFN) with the capacity to borrow up to $800.0 million and the interest rate is based on LIBOR plus a spread of 1.20% to 3.75% depending upon class of the note. The maturity date of this VFN is October 2014. Nationstar also issued $300.0 million in term notes to institutional investors. The notes have a weighted average fixed interest rate of 1.46% and a weighted average term of 3 years. The VFN and term notes are secured by servicing advance receivables and are nonrecourse to Nationstar.
MSR note - In connection with an October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility was October 2013 and all outstanding balances have been repaid.
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
2012-C ABS advance financing facility - In June 2012, Nationstar executed the 2012-C ABS advance financing facility with a financial institution. This facility had the capacity to borrow up to $700.0 million and the interest rate was based on LIBOR plus a spread of 3.25% to 4.25%. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances were repaid.
2012-R ABS advance financing facility - In June 2012, Nationstar executed the 2012-R ABS advance financing facility with a financial institution. This facility had the capacity to borrow up to $400.0 million and the interest rate was based on LIBOR plus a spread of 3.37% to 8.00%. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances were repaid.
2012-W ABS advance financing facility - In June 2012, Nationstar executed the 2012-W ABS advance financing facility with a financial institution. This facility had the capacity to borrow up to $500.0 million and the interest rate was based on LIBOR plus a spread of 3.75%. This facility was secured by servicing advance receivables and was nonrecourse to Nationstar. Nationstar terminated this revolving financing facility on June 7, 2013 at which time all outstanding balances were repaid.
Reverse participations financing facility - In June 2012, Nationstar executed a reverse participations and max claim buyouts financing facility with a financial institution. This facility has capacity to borrow up to $150.0 million and the interest rate is based on LIBOR plus a spread of 4.00%. The maturity date of this facility is June 2014. This facility is partially secured by reverse mortgage loans.
MBS advance financing facility (2012) - In December 2012, Nationstar executed an MBS advance financing facility with a financial institution. This facility has the capacity to borrow up to $250.0 million. The interest rate is LIBOR plus a spread of 3.00%. The maturity date of this facility is February 2014. This facility is secured by servicing advance receivables.

Nationstar Mortgage Advance Receivable Trust - In June 2013, Nationstar created an advance receivables trust with a number of financial institutions. This trust has variable funding notes (VFNs) with the capacity to borrow up to $$1,075.0 million. The interest rate on this financial instrument is based on LIBOR plus a spread of 1.15% to 5.30% depending on the class of the note. The maturity date of the VFN is June 2014. Nationstar also issued $1.0 billion of term notes to institutional investors. The notes have an average interest rate of 3.26% and mature in June 2016 and June 2018. The note that was scheduled to mature in June 2014 was redeemed in January 2014. The VFN and the term notes are secured by servicing advance receivables and are nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013-BA - In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $2.0 billion with its interest rate based on LIBOR plus a spread of 2.50%. The maturity date is June 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013-CS - In July 2013, Nationstar created an advance receivables trust with a financial institution and added an additional financial institution to the facility in August 2013. This trust had the capacity to borrow up to $2.9 billion. The interest rate was based on LIBOR plus a spread of 2.00% to 3.25%. The maturity date of the facility was June 2014. Nationstar sold equity of the related wholly owned special purpose entity formed in connection with this facility to a joint venture purchaser capitalized by New Residential and third party co-investors in the fourth quarter of 2013.

Nationstar Servicer Advance Receivables Trust 2013 - BC - In September 2013, Nationstar created an advance receivables trust with a financial institution. This trust had the capacity to borrow up to $1.0 billion. The interest rate was based on LIBOR plus a spread of 2.45% to 5.00% and the maturity date was September 2014. The trust was secured by servicing advance receivables and is nonrecourse to Nationstar. Nationstar sold equity of the related wholly owned special purpose entity formed in connection with this facility to a joint venture purchaser capitalized by New Residential and third party co-investors in the fourth quarter of 2013.

Originations Segment Notes Payable
$1.50 billion warehouse facility - Nationstar executed an MRA with a financial institution, which will expire in September 2014. This facility has a committed amount of $1.50 billion. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25% to 3.25%, which varies based on the underlying transferred collateral.
$750 million warehouse facility - Nationstar executed an MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $750.0 million, The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company with a simultaneous agreement by the financial services company to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 3.00% which varies based on the underlying transferred collateral.
$700 million warehouse facility - Nationstar has an MRA with a financial institution, which will expire in August 2014. This facility has a committed amount of $350.0 million and an uncommitted amount of $350.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25%.
$600 million warehouse facility - Nationstar has an MRA with a financial services company, as amended, which will expire in April 2014. The facility has a committed amount of $300.0 million and an uncommitted amount of $300.0 million that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 0.75% to 3.50% which varies based on the underlying transferred collateral.
$500 million warehouse facility - Nationstar an MRA with a financial institution, which will expire in March 2014. This facility has a committed amount of $300.0 million and an uncommitted amount of $200.0 million, The MRA states that from time to time Nationstar may into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%.

$400 million warehouse facility - Nationstar has an MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $450.0 million through January 8, 2014, $400.0 million from January 9, 2014 through January 30, 2014, $425.0 million from January 31, 2014 through February 7, 2014 and $400.0 million any time thereafter. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50% to 4.25% which varies based on the underlying transferred collateral.

$108 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in February 2015. This facility has an uncommitted amount of $108.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.75%.

$75 million warehouse facility (HCM) - Home Community Mortgage LLC (HCM), an affiliate of Nationstar, has an MRA with a financial institution which will expire in September 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time HCM may enter into transactions in which HCM agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the the financial services company to transfer such mortgage loans or MBS to HCM at a certain date, or on demand by HCM, against the transfer of funds from HCM. The interest rate is based on LIBOR plus a spread of 2.50% to
3.25% which varies based on the underlying transferred collateral. HCM has not begun financing loans utilizing this facility as of December 31, 2013.

$75 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from
Nationstar. The interest rate is based on LIBOR plus a spread of 3.75% to 4.50% which varies based on the underlying transferred collateral. There is no outstanding balance as of December 31, 2013.
ASAP + facility - Nationstar has executed As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	December 31, 2013	December 31, 2012
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$283,153	$281,676
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	—
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	379,360	380,232
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,634	400,727
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	605,915	—
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	—
Total	$2,444,062	$1,062,635
In April 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $275.0 million of unsecured senior notes at par for net cash proceeds before issuance costs of $275.0 million, with a maturity date of May 2019. In July 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100 million of unsecured senior notes. This additional offering was issued with an issue premium of $5.5 million for net cash proceeds before issuance costs of $105.5 million. These unsecured senior notes pay interest semi-annually at an interest rate of 9.625%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.
In September 2012, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $300.0 million of unsecured senior notes, with a maturity date of October 2020. The notes were issued at par. In September 2012, Nationstar and

Nationstar Capital Corporation, as co-issuer, completed an additional offering of $100.0 million of unsecured senior notes. These notes were issued with an issue premium of $0.8 million for net cash proceeds before issuance costs of $100.8 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 7.875%. These unsecured senior notes were issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.
In February 2013, Nationstar and Nationstar Capital Corporation, as co-issuer, completed the offering of $400.0 million of unsecured senior notes, with a maturity date of July 2021. The notes were issued at par. In March 2013, Nationstar completed an additional offering of $200.0 million of the unsecured senior notes due July 2021. These notes were issued with an issue premium of $6.5 million for net cash proceeds before issuance costs of $606.5 million. Under the terms of these unsecured senior notes, we pay interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were originally issued in a private placement and were subsequently exchanged for an equal principal amount of senior notes registered under the Securities Act with substantially identical terms.

In May 2013, Nationstar completed the offering of $300.0 million of unsecured senior notes, with a maturity date of June 2022.
These notes were issued at par. Under the terms of these unsecured senior notes, Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act.

In July 2013, Nationstar completed the offering of $250.0 million of unsecured senior notes, with a maturity date of August
2018. In September 2013, as an add on to the unsecured senior notes issued in July 2013, Nationstar completed the offering of
$225.0 million of unsecured senior notes. These notes were issued at par. Under the terms of these unsecured senior notes,
Nationstar pays interest semiannually to the note holders at an interest rate of 6.500%. These unsecured senior notes were registered under the Securities Act.

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

The indentures for the unsecured senior notes provide that Nationstar may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. In addition, Nationstar may redeem all or a portion of the senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates.

Additionally, the indentures provide that on or before certain fixed dates, Nationstar may redeem up to 35% of the aggregate principal amount of the senior notes with the net proceeds of certain equity offerings at a fixed redemption prices, plus accrued and unpaid interest and additional interest, if any, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the senior notes are incurrence based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.
The expected maturities of Nationstar's senior unsecured notes based on contractual maturities are as follows (in thousands).

Year	Amount
2014	$—
2015	285,000
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,435,000

Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below (in thousands):

	December 31, 2013	December 31, 2012
Nonrecourse debt - Legacy Assets	$89,107	$100,620
Excess spread financing - fair value	986,410	288,089
Participating interest financing	1,103,490	580,836
Mortgage servicing rights financing liability	29,874	—
Total	$2,208,881	$969,545

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $89.1 million and $100.6 million at December 31, 2013 and 2012, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $302.0 million and $336.9 million at December 31, 2013 and 2012, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $103.6 million and $117.1 million at December 31, 2013 and 2012, respectively.
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

Nationstar has elected fair value accounting for these financing agreements. The total carrying amount of the outstanding excess spread financing agreements was $986.4 million and $288.1 million at December 31, 2013 and 2012, respectively. The total outstanding principal balance was $839.7 million and $283.8 million at December 31, 2013 and 2012, respectively.

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at December 31, 2013 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2013
Excess spread financing	$33,156	$68,636	$26,492	$53,753	$29,219	$42,611
December 31, 2012
Excess spread financing	$7,978	$16,404	$10,654	$22,240	$5,538	$11,075

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
Participating Interest Financing
Participating interest financing represent the issuance of pools of HMBS to third-party security holders which are guaranteed by GNMA. Nationstar has accounted for the transfer of these advances in the related HECM loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheets, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheets. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 7.02%. The participating interest financing was $1,103.5 million and $580.8 million at December 31, 2013 and 2012, respectively.
Mortgage Servicing Rights Financing
In December 2013, Nationstar entered into an agreement to sell certain MSRs and servicer advances under specified terms. Under the terms of this agreement, the related MSR sales are contingent on the receipt of consents from various third parties. Until these required consent are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction.
Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2013, the total car
Financial Covenants
As of December 31, 2013, Nationstar was in compliance with its covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

15. Repurchase Reserves
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
The activity of the outstanding repurchase reserves were as follows (in thousands):

	December 31,
	2013	2012	2011
Repurchase reserves, beginning of period	$18,511	$10,026	$7,321
Additions	33,121	13,121	5,534
Charge-offs	(10,937)	(4,636)	(2,829)
Repurchase reserves, end of period	$40,695	$18,511	$10,026

16. Income Taxes

The consolidated financial statements through December 31, 2011 and for the period January 1, 2012 up to the Reorganization date (March 7, 2012) do not include income tax expense or benefit or any deferred tax assets or liabilities. Nationstar Inc.'s corporate subsidiaries were subject to income taxes prior to the Reorganization, however, income tax expense (primarily state) and related tax liabilities were not material for presentation purposes. As a result of the Reorganization, Nationstar Inc. and its subsidiaries, including Nationstar, became a new corporate consolidated group for income tax purposes. As a result of the change in income tax status, the Company recorded deferred taxes on the difference between book and tax bases in assets and liabilities as of the Reorganization date. The net deferred tax asset or liability is recorded through the consolidated statements of operations and comprehensive income (loss) as a component of income tax expense. As of the Reorganization date, the Company recorded a deferred tax asset for net operating and other loss carryforwards inherited as a result of the Reorganization, a deferred tax liability related to basis differences in Nationstar's assets and liabilities and a valuation allowance for deferred tax assets that management concluded would likely not be realized.

The components of income tax expense (benefit) on continuing operations were as follows (in thousands):

	For the year ended December 31,
	2013	2012
Current
Federal	$4,636	$82,120
State	(1,059)	10,126
	3,577	92,246

Deferred
Federal	114,466	(18,721)
State	11,157	(2,229)
	125,623	(20,950)
Total	$129,200	$71,296

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% as follows for the period indicated (dollars in thousands):

	For the year ended December 31, 2013		For the year ended December 31, 2012
	(in dollars)	(in percentages)	(in dollars)	(in percentages)

Tax expense at federal statutory rate	$121,186	35.0%	$96,804	35.0%
Effect of:
State taxes, net of federal benefit	5,465	1.6%	6,129	2.2%
Pre-reorganization earnings	—	—%	(14,302)	(5.2)%
Increase/(decrease) of valuation allowance	1,099	0.3%	(17,767)	(6.4)%
Other, net	1,450	0.4%	432	0.2%
Total income tax expense	$129,200	37.3%	$71,296	25.8%

Deferred income tax amounts at December 31, 2013 and 2012, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012

Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state & capital)	$75,387	$74,335
Loss reserves	28,808	10,256
Reverse mortgage premiums	23,756	15,248
MSR fair value adjustments	10,159	61,837
Rent expense	5,389	4,206
Restricted share based compensation	4,847	3,401
Co-investor participation	1,686	—
Goodwill	1,297	—
Impairment	—	2,661
Other, net	6,632	3,937
Total Deferred Tax Assets	157,961	175,881

Deferred Tax Liabilities
Originated MSR gain on sale	(157,114)	(67,975)
Purchased MSR amortization	(39,956)	(26,136)
Depreciation and amortization, net	(9,745)	(10,018)
Prepaid assets	(2,054)	(1,161)
Cash flow hedges	(843)	—
Other, net	(4,312)	(1,287)
Total Deferred Tax Liabilities	(214,024)	(106,577)
Valuation Allowance	(46,666)	(45,567)
Net Deferred Tax Asset	$(102,729)	$23,737

The federal net operating loss carryforwards (NOL) amount to approximately $199.9 million and $200.1 million at December 31, 2013 and 2012, respectively. It is expected that these NOL's will begin to expire in 2027, if unused. The Company also has net capital losses carry forwards of approximately $9.4 million that begin to expire in 2015 and state NOL carryforwards of approximately $87.5 million that begin to expire in 2013.

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

Management considers all available evidence, both positive and negative, in evaluating the need for a valuation allowance. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance. Furthermore, in conjunction with the Reorganization, the Company incurred a change in control within the meaning of Sections 382 and 383 of the Internal Revenue Code. As a result, federal tax law places an annual limitation on the amount of the Company's federal net operating loss carryforward that may be used.

The Company generated significantly increased revenues in 2012, adding approximately $100 billion in UPB to its mortgage servicing portfolio, more than doubling its mortgage loan originations and recognizing significant pre-tax income. The Company expected to add approximately $215 billion in UPB to its mortgage servicing portfolio in 2013. Because of the increase in the size of the Company, management forecasted significant earnings for the foreseeable future.

The Company's NOL is limited by Section 382 of the Internal Revenue Code. Because of this limitation, the Company is required to utilize the NOL over a 19 year period. Earnings during this extended period are difficult to forecast with any certainty. These factors, among others, caused management to release a portion of the valuation allowance at year end 2012. However, because forecasted income generally becomes less reliable over time, a full release of the valuation allowance was not determined to be appropriate at December 31, 2013 and 2012.

17. Earnings Per Share

The computation of basic and diluted net income attributable to Nationstar Inc. is as follows:

	Year ended December 31, 2013
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net income attributable to Nationstar Inc. — basic	$217,054	89,415	$2.43

Effect of dilutive stock awards	—	853

Net income attributable to Nationstar Inc. — diluted	$217,054	90,268	$2.40

	Year ended December 31, 2012
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net income attributable to Nationstar Inc. — basic	$205,287	85,328	$2.41

Effect of dilutive stock awards	—	196

Net income attributable to Nationstar Inc. — diluted	$205,287	85,524	$2.40

	Year ended December 31, 2011
	Net Income	Average Shares Outstanding	Earnings Per Share
	(in thousands, except share amounts)
Net income attributable to Nationstar Inc. — basic	$20,887	70,000	$0.30

Effect of dilutive stock awards	—	—

Net income attributable to Nationstar Inc. — diluted	$20,887	70,000	$0.30

18. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (ASC 820), provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstance.
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
Mortgage Servicing Rights – Fair Value – Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary fees, costs to service and credit losses. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the fair value of the MSRs. Periodically, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Reverse Mortgage Interests – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. These interests are carried at lower of cost or market in the financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 3 in the fair value disclosures.

REO – Nationstar carries REO at fair value and determines the fair value of REO properties through the use of third-party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. REO is classified as Level 3 in the fair value disclosures.
Derivative Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and carries these instruments at fair value in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of related mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in other assets or derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures.
Notes Payable – Notes payable consists of outstanding borrowings on Nationstar's warehouse and advance financing facilities. As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Unsecured Senior Notes – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value.
Nonrecourse Debt – Legacy Assets – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3.

Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2013 being mortgage prepayment speeds of 9.6%, average life of 4.7 years, and discount rate of 13.9%. Key assumptions at December 31, 2012 were mortgage prepayment speeds of 14.0%, average life of 4.2 years, recapture rates of 5.0% to 35.8%, and discount rate of 15.0%. Changes in fair value of the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statements of operations and comprehensive income (loss). As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate
For the year ended December 31, 2013
Low	4.0%	3.4 years	10.1%
High	17.6%	5.7 years	20.0%
For the year ended December 31, 2012
Low	9.4%	3.0 years	13.6%
High	22.4%	4.5 years	15.5%

Mortgage Servicing Rights Financing - Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2013 being advance financing rates, advance recovery rates and working capital assumptions. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service fee income in Nationstar’s consolidated statements of operations and comprehensive income (loss). As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		December 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,585,340	$—	$2,585,340	$—
Mortgage servicing rights(1)	2,488,283	—	—	2,488,283
Derivative financial instruments:
IRLCs	87,128	—	87,128	—
Forward MBS trades	32,266	—	32,266	—
LPCs	793	—	793	—
Interest rate swaps and caps	3,691	—	3,691	—
Total assets	$5,197,501	$—	$2,709,218	$2,488,283
LIABILITIES
Derivative financial instruments
IRLCs	$2,698	$—	$2,698	$—
Interest rate swaps on ABS debt	834	—	834	—
Forward MBS trades	3,305	—	3,305	—
LPCs	1,689	—	1,689	—
Mortgage servicing rights financing	29,874	—	—	29,874
Excess spread financing	986,410	—	—	986,410
Total liabilities	$1,024,810	$—	$8,526	$1,016,284

		December 31, 2012
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,480,537	$—	$1,480,537	$—
Mortgage servicing rights(1)	635,860	—	—	635,860
Other assets:
IRLCs	150,048	—	150,048	—
Forward MBS trades	888	—	888	—
LPCs	1,253	—	1,253	—
Total assets	$2,268,586	$—	$1,632,726	$635,860
LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,120	$—	$6,120	$—
Interest rate swaps on ABS debt	1,846	—	1,846	—
Forward MBS trades	11,974	—	11,974	—
LPCs	86	—	86	—
Excess spread financing	288,089	—	—	288,089
Total liabilities	$308,115	$—	$20,026	$288,089

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the year ended December 31, 2013	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$635,860	$288,089	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	58,458	73,333	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,545,584	—	—
Issuances	248,381	755,344	29,874
Sales	—	—	—
Settlements	—	(130,356)	—
Ending balance	$2,488,283	$986,410	$29,874

	ASSETS	LIABILITIES
For the year ended December 31, 2012	Mortgage servicing rights	Excess spread financing
Beginning balance	$251,050	$44,595
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses
Included in earnings	(68,242)	10,683
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	394,445	—
Issuances	58,607	272,676
Sales	—	—
Settlements	—	(39,865)
Ending balance	$635,860	$288,089

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Year ended December 31, 2013
Assets
REO(1)	$—	$—	$45,632	$45,632	$(13,316)
Total assets	$—	$—	$45,632	$45,632	$(13,316)
Year ended December 31, 2012
Assets
REO(1)	$—	$—	$10,467	$10,467	$(2,864)
Total assets	$—	$—	$10,467	$10,467	$(2,864)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$441,902	$441,902	$—	$—
Restricted cash	592,747	592,747	—	—
Mortgage loans held for sale	2,603,380	—	2,601,520	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	211,050	—	—	180,435
Reverse mortgage interests	1,434,506	—	—	1,405,197
Derivative instruments	123,878	—	123,878	—
Financial liabilities:
Notes payable	6,984,351	—	—	6,984,351
Unsecured senior notes	2,444,062	2,489,886	—	—
Derivative financial instruments	8,526	—	8,526	—
Nonrecourse debt - Legacy assets	89,107	—	—	95,345
Excess spread financing	986,410	—	—	986,410
Participating interest financing	1,103,490	—	1,093,747	—
Mortgage servicing rights financing liability	29,874	—	—	29,874

	December 31, 2012
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$152,649	$152,649	$—	$—
Restricted cash	393,190	393,190	—	—
Mortgage loans held for sale	1,480,537	—	1,480,537	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	238,907	—	—	220,755
Reverse mortgage interests	750,273	—	—	805,650
Derivative instruments	152,189	—	152,189	—
Financial liabilities:
Notes payable	3,601,586	—	—	3,601,586
Unsecured senior notes	1,062,635	1,151,997	—	—
Derivative financial instruments	20,026	—	20,026	—
Nonrecourse debt - Legacy assets	100,620	—	—	102,492
Excess spread financing	288,089	—	—	288,089
Participating interest financing	580,836	—	593,741	—

19. Employee Benefits
Nationstar has a contributory defined contribution plan (401(k) plan) that covers all full-time employees. Nationstar matches 100% of participant contributions, up to 2% and 50% of the next 4% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $11.1 million, $3.7 million, and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

20. Share-Based Compensation
Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. In connection with the initial public offering, on March 7, 2012, Nationstar Inc. made grants of restricted stock to management of 1,191,117 shares and also to non-employee directors of 85,716 shares. As permitted under the 2012 Plan, certain participants have surrendered a portion of their Nationstar Inc. common stock to Nationstar Inc. in payment of a portion of their federal tax withholdings on their vested shares. Participants paid the remainder of their required tax payments with cash. As a result of the above activity as of December 31, 2013, 168,283 shares of Nationstar Inc. common shares are held in treasury at cost of $6.9 million.
The following table summarizes information about the restricted stock as of December 31, 2013 under the 2012 Plan (shares in thousands):

	Shares	Grant Date Fair Value	Remaining Contractual Term
Restricted stock granted in conjunction with the initial public offering in March 2012	1,277	$14.00	1.2
Grants issued subsequent to public offering	69	$29.95	1.5
Forfeited	(53)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	307	$37.88	2.2
Forfeited	(56)
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at December 31, 2013	1,376
Restricted stock unvested and expected to vest	920
Restricted stock vested and payable at December 31, 2013	—
The following table summarizes the vesting schedule of the restricted stock grants:

	2014	2015	2016
Restricted Stock expected to vest	418	418	84
In addition to the 2012 Plan, Nationstar management also had interests in certain of the predecessor parent company FIF’s restricted preferred units which fully vested on June 30, 2012. The weighted average grant date fair value of these units was $4.23. In conjunction with the final vesting under this plan, certain participants remitted a portion of their Nationstar Inc. common stock to Nationstar in payment of a portion of their federal tax withholdings on their vested shares. The participants paid the remainder of their required tax payments with cash. As a result of the above activity, Nationstar held 212,156 shares of Nationstar Inc. common shares at cost of $4.6 million. These shares were reflected in Nationstar Inc.'s consolidated balance sheet as common shares held by subsidiary, a contra equity account. The shares were cancelled by the Company during the third quarter of 2013.
Total share-based compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the years ended December 31, 2013 and 2012 was $10.6 million and $13.3 million respectively. Total share-based compensation expense, net of forfeitures, for the predecessor plan for the year ended December 31, 2011, was $14.8 million. Nationstar expects to recognize $5.2 million of compensation expense in 2014, $1.7 million in 2015, and $0.2 million in 2016 related to the 2012 Plan.

21. Capital Requirements

Certain of Nationstar’s secondary market investors require minimum net worth (capital) requirements, as specified in the respective selling and servicing agreements. To the extent that these requirements are not met, Nationstar’s secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately terminate Nationstar’s selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.

Among Nationstar's various capital requirements related to its outstanding selling agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $842.2 million. As of December 31,
2013, Nationstar was in compliance with its selling and servicing capital requirements.

Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $400.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2013, Nationstar was in compliance with these minimum tangible net worth requirements.
22. Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, Nationstar Inc. and its affiliates are routinely named as defendants in or parties to pending and threatened legal actions and proceedings, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including the Fair Debt Collection Practices Act and Making Home Affordable loan modification programs. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans securitizations. We are also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. In particular, ongoing and other legal proceedings brought under state consumer protection statues may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity and financial position. The certification of any putative class action could substantially increase our exposure to damages.

Further, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Such inquiries may include servicer foreclosure processes and procedures, lender-placed insurance and originations.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $20.4 million, $15.0 million, and $9.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, were included in general and administrative expense on the consolidated statements of operations and comprehensive income (loss).

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the range of possible loss is $1.3 million to $5.2 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Operating Lease Commitments
Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2022. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term (see Note 23 - Restructuring Charges). Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below (in thousands).

Year	Amount
2014	$25,221
2015	20,382
2016	15,877
2017	12,882
2018	11,918
Thereafter	20,686
Total	$106,966

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 13 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $28.9 billion of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At December 31, 2013, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.4 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.
23. Restructuring Charges
To respond to the decreased demand in the changes in the mortgage loan originations market and other market conditions, Nationstar periodically initiates programs to reduce costs and improve operating effectiveness. These programs include the closing of offices and the termination of portions of Nationstar’s workforce. As part of these plans, Nationstar incurs lease and other contract termination costs.
Nationstar recorded restructuring charges related to cancelled lease expenses totaling $4.1 million, $0.5 million, and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively, that are reflected in general and administrative expenses.

Due to increased productivity per employee and economies of scale in the Servicing Segment, Nationstar began consolidating certain locations in November 2013. The Company recorded $8.8 million in restructuring charges for the year ended December 31, 2013 related to employee severance that is reflected in salaries, wages, and benefits. No employee severance was recorded related to restructuring charges for the years ended December 31, 2012 and 2011. The following table summarizes, by category, the Company’s restructuring charges activity for the periods noted below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
For the year ended December 31, 2013
Restructuring charges:
Employee Severance and Other	$—	$8,765	$(4,115)	$4,650
Lease terminations	7,186	4,108	(2,658)	8,636
Total	$7,186	$12,873	$(6,773)	$13,286

For the year ended December 31, 2012
Restructuring charges:
Employee Severance and Other	$—	$—	$—	$—
Lease terminations	8,460	500	(1,774)	7,186
Total	$8,460	$500	$(1,774)	$7,186

For the year ended December 31, 2011
Restructuring charges:
Employee Severance and Other	$—	$—	$—	$—
Lease terminations	9,183	1,084	(1,807)	8,460
Total	$9,183	$1,084	$(1,807)	$8,460

24. Concentrations of Credit Risk
Properties collateralizing mortgage loans held for investment and REO were geographically disbursed throughout the United States (measured by unpaid principal balance and expressed as a percent of the total outstanding mortgage loans held for investment and REO).
The following table details the geographical concentration of mortgage loans held for investment and REO by state for the dates indicated (in thousands).

	December 31, 2013		December 31, 2012
State	Unpaid Principal Balance	% of Total Outstanding	Unpaid Principal Balance	% of Total Outstanding
Texas	$42,123	14.4%	$49,814	13.8%
Florida	39,293	13.5%	47,751	13.2%
Pennsylvania	16,785	5.7%	18,670	5.2%
New York	16,768	5.7%	16,913	4.7%
All other states (1)	177,897	60.7%	227,637	63.1%
	$292,866	100.0%	$360,785	100.0%

(1)	No other state contains more than 5.0% of the total outstanding.
Additionally, within mortgage loans held for investment, certain loan products’ contractual terms may give rise to a concentration of credit risk and increase Nationstar’s exposure to risk of nonpayment or realization. The following table details concentrations of credit risk from product type at December 31, 2013 and 2012.

	December 31,
	2013	2012
Amortizing Adjustable Rate Mortgages (ARMs):
2/28	$41,536	$56,849
3/27	4,331	5,046
All other ARMs	3,051	3,459
	$48,918	$65,354
25. Business Segment Reporting
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

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Year ended December 31, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$1,140,702	$—	$1,140,702	$1,965	$(58,459)	$1,084,208
Other fee income	238,144	61,916	$300,060	(46)	—	300,014
Total fee income	1,378,846	61,916	1,440,762	1,919	(58,459)	1,384,222
Gain/(loss) on mortgage loans held for sale	4,799	650,357	655,156	(9,218)	56,825	702,763
Total revenues	1,383,645	712,273	2,095,918	(7,299)	(1,634)	2,086,985
Total expenses and impairments	748,645	616,644	1,365,289	36,989	—	1,402,278
Other income (expense):
Interest income	91,018	87,848	178,866	16,720	1,634	197,220
Interest expense	(396,021)	(123,828)	(519,849)	(18,956)	—	(538,805)
Gain on interest rate swaps and caps	1,856	—	1,856	1,276	—	3,132
Total other income (expense)	(303,147)	(35,980)	(339,127)	(960)	1,634	(338,453)
Income (loss) before taxes	$331,853	$59,649	$391,502	$(45,248)	$—	$346,254
Depreciation and amortization	$16,085	$7,784	$23,869	$2,746	$—	$26,615
Total assets	10,175,731	3,217,264	13,392,995	633,694	—	14,026,689

	Year ended December 31, 2012
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$462,001	$—	$462,001	$2,287	$(1,793)	$462,495
Other fee income	35,133	(291)	34,842	(186)	—	34,656
Total fee income	497,134	(291)	496,843	2,101	(1,793)	497,151
Gain on mortgage loans held for sale	—	487,142	487,142	—	22	487,164
Total revenues	497,134	486,851	983,985	2,101	(1,771)	984,315
Total expenses and impairments	338,157	219,743	557,900	24,145	—	582,045
Other income (expense):
Interest income	30,936	20,426	51,362	18,431	1,793	71,586
Interest expense	(156,817)	(25,830)	(182,647)	(14,639)	(22)	(197,308)
Contract termination fees, net	15,600	—	15,600	—	—	15,600
Loss on equity method investment	(14,571)	—	(14,571)	—	—	(14,571)
Gain/(Loss) on interest rate swaps and caps	1,237	—	1,237	(2,231)	—	(994)
Total other income (expense)	(123,615)	(5,404)	(129,019)	1,561	1,771	(125,687)
Income (loss) before taxes	$35,362	$261,704	$297,066	$(20,483)	$—	$276,583
Depreciation and amortization	$6,126	$2,754	$8,880	$740	$—	$9,620
Total assets	4,938,330	1,845,979	6,784,309	341,834	—	7,126,143

	Year ended December 31, 2011
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$238,394	$—	$238,394	$1,972	$(6,955)	$233,411
Other fee income	17,189	14,109	31,298	3,996	—	35,294
Total fee income	255,583	14,109	269,692	5,968	(6,955)	268,705
Gain (loss) on mortgage loans held for sale	—	109,431	109,431	—	(295)	109,136
Total revenues	255,583	123,540	379,123	5,968	(7,250)	377,841
Total expenses and impairments	177,930	101,607	279,537	26,941	(295)	306,183
Other income (expense):
Interest income	2,263	12,718	14,981	44,866	6,955	66,802
Interest expense	(58,024)	(10,955)	(68,979)	(36,396)	—	(105,375)
Contract termination fees, net	—	—	—	—	—	—
Loss on equity method investment	(107)	—	(107)	—	—	(107)
Gain on interest rate swaps and caps	298	—	298	—	—	298
Fair value changes - ABS securitizations	—	—	—	(12,389)	—	(12,389)
Total other income (expense)	(55,570)	1,763	(53,807)	(3,919)	6,955	(50,771)
Income (loss) before taxes	$22,083	$23,696	$45,779	$(24,892)	$—	$20,887
Depreciation and amortization	$2,089	$1,306	$3,395	$668	$—	$4,063
Total assets	909,992	600,105	1,510,097	277,834	—	1,787,931

26.  Guarantor Financial Statement Information
As of December 31, 2013, Nationstar and Nationstar Capital Corporation have issued $2.4 billion in aggregate principal amount of unsecured senior notes which mature on various dates through June 2022. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries, other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Effective June 30, 2012, Nationstar Inc. and its two direct wholly-owned subsidiaries became guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar and the guarantor subsidiaries for the periods indicated.
NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2013 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$422,268	$3,907	$15,727	$—	$441,902
Restricted cash	—	312,120	3	280,624	—	592,747
Accounts receivable	—	1,569,021	2,582	4,064,879	—	5,636,482
Mortgage loans held for sale	—	2,603,380	—	—	—	2,603,380
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	2,786	—	208,264	—	211,050
Reverse mortgage interests	—	1,434,506	—	—	—	1,434,506
Mortgage servicing rights	—	2,503,162	—	—	—	2,503,162
Investment in subsidiaries	968,027	181,545	—	—	(1,149,572)	—
Property and equipment, net	—	115,765	855	2,565	—	119,185
Derivative financial instruments	—	120,187	—	3,691	—	123,878
Other assets	21,872	4,683,749	323,346	3,373,048	(8,041,618)	360,397
Total assets	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689
Liabilities and stockholders’ equity
Notes payable	$—	$3,311,625	$—	$3,672,726	$—	$6,984,351
Unsecured senior notes	—	2,444,062	—	—	—	2,444,062
Payables and accrued liabilities	—	1,319,172	5,950	14,791	(31,463)	1,308,450
Payables to affiliates	—	3,694,782	116,349	4,199,023	(8,010,154)	—
Derivative financial instruments	—	8,526	—	—	—	8,526
Mortgage servicing liabilities	—	82,521	—	—	—	82,521
Other nonrecourse debt	—	2,119,774	—	89,107	—	2,208,881
Total liabilities	—	12,980,462	122,299	7,975,647	(8,041,617)	13,036,791
Total stockholders’ equity	989,899	968,027	208,394	(26,849)	(1,149,573)	989,898
Total liabilities and stockholders’ equity	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$1,143,096	$—	$—	$(58,888)	$1,084,208
Other fee income	—	68,621	129,689	101,704	—	300,014
Total fee income	—	1,211,717	129,689	101,704	(58,888)	1,384,222
Gain on mortgage loans held for sale	—	645,509	—	—	57,254	702,763
Total revenues	—	1,857,226	129,689	101,704	(1,634)	2,086,985
Expenses and Impairments:
Salaries, wages and benefits	—	637,794	12,534	29,309	—	679,637
General and administrative	—	604,990	3,630	69,860	—	678,480
Loss on foreclosed real estate and other	—	7,317	—	5,999	—	13,316
Occupancy	—	29,121	431	1,293	—	30,845
Total expenses and impairments	—	1,279,222	16,595	106,461	—	1,402,278
Other income (expense):
Interest income	—	179,445	—	16,141	1,634	197,220
Interest expense	—	(420,214)	—	(118,591)	—	(538,805)
Gain on interest rate swaps and caps	—	1,012	—	2,120	—	3,132
Gain/(loss) from subsidiaries	217,054	8,007	—	—	(225,061)	—
Total other income (expense)	217,054	(231,750)	—	(100,330)	(223,427)	(338,453)
Income/(loss) before taxes	217,054	346,254	113,094	(105,087)	(225,061)	346,254
Income tax expense	—	129,200	—	—	—	129,200
Net income/(loss)	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(217,054)	(8,007)	—	—	225,061	—
Share-based compensation	—	10,574	—	—	—	10,574
Loss on foreclosed real estate and other	—	7,317	—	5,999	—	13,316
Loss on derivatives including ineffectiveness on interest rate swaps and caps	—	(3,415)	—	(2,665)	—	(6,080)
Loss on equity method investments	—	—	—	—	—	—
Fair value changes in excess spread financing	—	73,333	—	—	—	73,333
Depreciation and amortization	—	25,479	979	157	—	26,615
Fair value changes and amortization/accretion of mortgage servicing rights	—	(59,101)	—	—	—	(59,101)
Amortization/accretion of premiums/(discounts)	—	56,348	—	(3,817)	—	52,531
Gain on mortgage loans held for sale	—	(645,509)	—	—	(57,254)	(702,763)
Mortgage loans originated and purchased, net of fees	—	(25,466,754)	—	—	—	(25,466,754)
Proceeds on sale of and payments of mortgage loans available for sale	—	24,947,796	—	13,325	57,254	25,018,375
Net tax effect of stock grants issued	—	(4,579)	—	—	—	(4,579)
Cash settlement on derivative financial instruments	—	—		(4,544)	—	(4,544)
Changes in assets and liabilities:
Accounts receivable including servicer advances, net	—	(822,898)	(756)	(33,485)	—	(857,139)
Reverse mortgage funded advances	—	(669,174)	—	—	—	(669,174)
Other assets	2,365	1,163,217	(112,947)	(1,192,857)	17,297	(122,925)
Payables and accrued liabilities	—	650,257	4,135	10,225	(17,297)	647,320
Net cash provided by/(used in) operating activities	2,365	(528,062)	4,505	(1,312,749)	—	(1,833,941)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(45,138)	(999)	(2,722)	—	(48,859)
Purchases of reverse mortgage rights and interests	—	(19,189)	—	—	—	(19,189)
Deposit on / purchase of forward mortgage servicing rights, net of liabilities incurred	—	(1,527,645)	—	—	—	(1,527,645)
Loan repurchases from Ginnie Mae	—	(19,863)	—	—	—	(19,863)
Proceeds from sales of REO	—	52,767	—	—	—	52,767
Proceeds from sale of servicer advances	—	277,455	—	—	—	277,455
Acquisition of Greenlight Financial Services and other businesses, net	—	(88,200)	—	—	—	(88,200)
Net cash used in investing activities	—	(1,369,813)	(999)	(2,722)	—	(1,373,534)
Financing activities:
Issuance of unsecured senior notes	—	1,365,244	—	—	—	1,365,244
Transfers (to) from restricted cash, net	—	(199,600)		(33,095)	—	(232,695)
Issuance of participating interest financing in reverse mortgage interests	—	535,216	—	—	—	535,216
Issuance of excess spread financing	—	753,002	—	—	—	753,002
Increase (decrease) in notes payable, net	—	(136,947)	—	1,377,697	—	1,240,750
Proceeds from mortgage servicing rights financing	—	29,874	—	—	—	29,874
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,404)	—	(13,404)
Repayment of excess spread financing	—	(130,355)	—	—	—	(130,355)
Debt financing costs	—	(53,529)	—	—	—	(53,529)
Net tax benefit for stock grants issued	4,579	—	—	—	—	4,579
Contribution to joint venture for noncontrolling interest	—	4,990	—	—	—	4,990
Redemption of shares for stock vesting	(6,944)	—	—	—	—	(6,944)
Net cash provided by/(used in) financing activities	(2,365)	2,167,895	—	1,331,198	—	3,496,728
Net increase/(decrease) in cash	—	270,020	3,506	15,727	—	289,253
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$422,268	$3,907	$15,727	$—	$441,902

NATIONSTAR MORTGAGE HOLDINGS INC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2012 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$152,248	$401	$—	$—	$152,649
Restricted cash	—	145,657	3	247,530	—	393,190
Accounts receivable	—	3,040,666	1,826	1,114	—	3,043,606
Mortgage loans held for sale	—	1,480,537	—	—	—	1,480,537
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	—	14,700	—	224,207	—	238,907
Reverse mortgage interests	—	750,273	—	—	—	750,273
Mortgage servicing rights	—	646,833	—	—	—	646,833
Investment in subsidiaries	728,908	149,188	—	—	(878,096)	—
Property and equipment, net	—	74,191	835	—	—	75,026
Derivative financial instruments	—	152,189	—	—	—	152,189
Other assets	28,774	159,976	94,202	1,987,883	(2,077,902)	192,933
Total assets	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143
Liabilities and members’ equity
Notes payable	$—	$1,306,557	$—	$2,295,029	$—	$3,601,586
Unsecured senior notes	—	1,062,635	—	—	—	1,062,635
Payables and accrued liabilities	—	640,369	1,815	3,383	(14,136)	631,431
Payables to affiliates	—	2,063,766	—	—	(2,063,766)	—
Derivative financial instruments	—	12,060	—	7,966		20,026
Mortgage servicing liabilities	—	83,238	—	—	—	83,238
Other nonrecourse debt	—	868,925	—	100,620	—	969,545
Total liabilities	—	6,037,550	1,815	2,406,998	(2,077,902)	6,368,461
Total stockholders’ equity	757,682	728,908	95,452	53,736	(878,096)	757,682
Total liabilities and stockholders’ equity	$757,682	$6,766,458	$97,267	$2,460,734	$(2,955,998)	$7,126,143

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$462,980	$1,308	$—	$(1,793)	$462,495
Other fee income (expense)	—	(395)	34,583	468	—	34,656
Total fee income	—	462,585	35,891	468	(1,793)	497,151
Gain on mortgage loans held for sale	—	487,164	—	—	—	487,164
Total revenues	—	949,749	35,891	468	(1,793)	984,315
Expenses and impairments:
Salaries, wages and benefits	—	349,012	9,443	—	—	358,455
General and administrative	—	198,948	2,625	14	—	201,587
Loss (gain) on foreclosed real estate and other	—	(1,034)	—	6,251	—	5,217
Occupancy	—	16,734	52	—	—	16,786
Total expenses and impairments	—	563,660	12,120	6,265	—	582,045
Other income (expense):
Interest income	—	51,307	—	18,486	1,793	71,586
Interest expense	—	(137,638)	—	(59,670)	—	(197,308)
Contract termination fees, net	—	15,600	—	—	—	15,600
Loss on equity method investments	—	(14,571)	—	—	—	(14,571)
Gain/(Loss) on interest rate swaps and caps	—	(1,415)	—	421	—	(994)
Gain/(loss) from subsidiaries	179,359	(22,789)	—	—	(156,570)	—
Total other income (expense)	179,359	(109,506)	—	(40,763)	(154,777)	(125,687)
Income before taxes	179,359	276,583	23,771	(46,560)	(156,570)	276,583
Income tax expense/(benefit)	(25,928)	97,224	—	—	—	71,296
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287

NATIONSTAR MORTGAGE HOLDINGS INC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012
(IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(179,359)	22,789	—	—	156,570	—
Share-based compensation	—	13,342	—	—	—	13,342
Loss (gain) on foreclosed real estate and other	—	(1,034)	—	6,251	—	5,217
Loss on equity method investments	—	14,571	—	—	—	14,571
(Gain)/loss on derivatives including ineffectiveness on interest rate swaps and caps	—	1,415	—	(421)	—	994
Fair value changes in excess spread financing	—	10,683	—	—	—	10,683
Depreciation and amortization	—	9,620	—	—	—	9,620
Fair value changes and amortization/accretion of mortgage servicing rights	—	63,122	—	—	—	63,122
Accretion/amortization of premiums/(discounts)	—	13,003	—	(3,368)	—	9,635
Gain on mortgage loans held for sale	—	(487,164)	—	—	—	(487,164)
Mortgage loans originated and purchased, net of fees	—	(7,904,052)	—	—	—	(7,904,052)
Proceeds on sale of and payments of mortgage loans held for sale	—	7,185,335	—	12,387	—	7,197,722
Net tax effect of stock grants issued	—	(2,846)	—	—	—	(2,846)
Changes in assets and liabilities:
Accounts receivable	—	(1,030,084)	(1,819)	279,396	—	(752,507)
Reverse mortgage funded advances	—	(608,085)	—	—	—	(608,085)
Other assets	(28,774)	2,066,136	(23,610)	(2,060,844)	14,136	(32,956)
Payables and accrued liabilities	2,846	308,636	1,815	140	(14,136)	299,301
Net cash provided by/(used in) operating activities	—	(145,254)	157	(1,813,019)	—	(1,958,116)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(25,356)	—	—	—	(25,356)
Purchase of reverse mortgage rights and interests	—	(37,911)	—	—	—	(37,911)
Deposit on / purchase of forward mortgage servicing rights, net of liabilities incurred	—	(2,070,375)	—	—	—	(2,070,375)
Loan repurchases from Ginnie Mae	—	(24,329)	—	—	—	(24,329)
Proceeds from sales of REO	—	(884)	—	1,563	—	679
Net cash provided by/(used in) investing activities	—	(2,158,855)	—	1,563	—	(2,157,292)
Financing activities:
Issuance of unsecured senior notes	—	770,699	—	—	—	770,699
Transfers to/from restricted cash, net	—	(96,477)	—	(225,214)	—	(321,691)
Issuance of common stock, net of IPO issuance costs	246,700	—	—	—	—	246,700
Issuance of participating interest financing in reverse mortgage interests	—	582,897	—	—	—	582,897
Issuance of excess spread financing	—	272,617	—	—	—	272,617
Increase in notes payable, net	—	677,952	—	2,050,455	—	2,728,407
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,785)	—	(13,785)
Repayment of excess servicing spread financing	—	(39,865)	—	—	—	(39,865)
Debt financing costs	—	(23,213)	—	—	—	(23,213)
Net tax benefit for stock grants issued	—	2,846	—	—	—	2,846
Distribution to subsidiaries	(246,700)	—	—	—	246,700	—
Contributions of parent	—	246,700	—	—	(246,700)	—
Net cash provided by financing activities	—	2,394,156	—	1,811,456	—	4,205,612
Net increase in cash	—	90,047	157	—	—	90,204
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$152,248	$401	$—	$—	$152,649

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$234,135	$—	$6,231	$(6,955)	$233,411
Other fee income	17,889	15,313	2,092	—	35,294
Total fee income	252,024	15,313	8,323	(6,955)	268,705
Gain on mortgage loans held for sale	109,136	—	—	—	109,136
Total revenues	361,160	15,313	8,323	(6,955)	377,841
Expenses and impairments:
Salaries, wages and benefits	198,703	3,587	—	—	202,290
General and administrative	72,654	3,207	6,322	—	82,183
Loss on foreclosed real estate and other	3,959	—	6,411	—	10,370
Occupancy	11,163	177	—	—	11,340
Total expenses and impairments	286,479	6,971	12,733	—	306,183
Other income (expense):
Interest income	14,880	—	44,967	6,955	66,802
Interest expense	(58,452)	—	(46,923)	—	(105,375)
Loss on equity method investments	(107)	—	—	—	(107)
Gain on interest rate swaps and caps	—	—	298	—	298
Fair value changes in ABS securitizations	7,695	—	(20,084)	—	(12,389)
Gain/(loss) from subsidiaries	(17,810)	—	—	17,810	—
Total other income (expense)	(53,794)	—	(21,742)	24,765	(50,771)
Net income/(loss)	20,887	8,342	(26,152)	17,810	20,887
Other comprehensive income, net of tax:
Change in value of cash flow hedges	(1,071)	—	(1,071)	1,071	(1,071)
Comprehensive income / (loss)	$19,816	$8,342	$(27,223)	$18,881	$19,816

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011
(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$20,887	$8,342	$(26,152)	$17,810	$20,887
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss from subsidiaries	17,810	—	—	(17,810)	—
Share-based compensation	14,815	—	—	—	14,815
Loss on foreclosed real estate and other	3,959	—	6,411	—	10,370
Loss on equity method investments	107	—	—	—	107
Loss on derivatives including ineffectiveness on interest rate swaps and cap	—	—	(2,331)	—	(2,331)
Fair value changes in excess spread financing	3,060	—	—	—	3,060
Depreciation and amortization	4,063	—	—	—	4,063
Fair value changes and amortization/accretion of mortgage servicing rights	39,000	—	—	—	39,000
Amortization/accretion of premiums/(discounts)	9,070	—	(781)	—	8,289
Gain on mortgage loans held for sale	(109,136)	—	—	—	(109,136)
Fair value changes in ABS securitizations	(7,695)	—	20,084	—	12,389
Mortgage loans originated and purchased, net of fees	(3,412,185)	—	—	—	(3,412,185)
Proceeds on sale of and payment of mortgage loans held for sale	3,376,778	—	26,659	—	3,403,437
Changes in assets and liabilities:
Accounts receivable including servicer advances, net	162,980	(7)	(246,106)	—	(83,133)
Other assets	(272,031)	(8,407)	240,246	—	(40,192)
Payables and accrued liabilities	99,602	—	2,055	—	101,657
Net cash provided by/(used in) operating activities	(48,916)	(72)	20,085	—	(28,903)

Statement of Cash Flows continued	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	40,000	—	40,000
Property and equipment additions, net of disposals	(19,742)	—	—	—	(19,742)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Purchase of reverse mortgage rights and interests	(26,893)	—	—	—	(26,893)
Deposit on / purchase of mortgage servicing rights, net of liabilities incurred	(96,467)	—	—	—	(96,467)
Proceeds from sales of REO	15,566	—	12,257	—	27,823
Net cash provided by/(used in) investing activities	(134,136)	—	52,257	—	(81,879)
Financing activities:
Issuance of unsecured senior notes, net	35,166	—	—	—	35,166
Transfers to/from restricted cash, net	8,399	(3)	8,416	—	16,812
Issuance of excess spread financing	40,492	—	—	—	40,492
Increase in notes payable, net	155,655	—	7,766	—	163,421
Repayment of nonrecourse debt–Legacy assets	—	—	(30,433)	—	(30,433)
Repayment of ABS nonrecourse debt	—	—	(58,091)	—	(58,091)
Repayment of excess servicing spread financing	(2,207)	—	—	—	(2,207)
Distribution to parent	(4,348)	—	—	—	(4,348)
Debt financing costs	(3,462)	—	—	—	(3,462)
Tax related share-based settlement of units by members	(5,346)	—	—	—	(5,346)
Net cash provided by/(used in) financing activities	224,349	(3)	(72,342)	—	152,004
Net increase/(decrease) in cash	41,297	(75)	—	—	41,222
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223
Cash and cash equivalents at end of period	$62,201	$244	$—	$—	$62,445

27. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $3.0 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the years ended December 31, 2013, 2012, and 2011, Nationstar recognized revenue of $8.1 million, $9.8 million, and $9.9 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At December 31, 2013 and 2012, Nationstar had an outstanding receivable from Springleaf of $0.6 million and $0.7 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.9 billion, $1.0 billion and $1.1 billion, as of December 31, 2013, 2012, and 2011, respectively. For the years ended 2013, 2012 and 2011, Nationstar received servicing fees and other performance incentive fees of $4.6 million, $5.2 million and $5.8 million, respectively.

Additionally, Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar retains all ancillary income associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above. In September 2013, Nationstar increased New Residential's specified percentage of the excess cash flows of several of the portfolios for an additional $54.5 million.
In addition, Nationstar has paid $16.1 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $986.4 million and $288.1 million at December 31, 2013 and 2012, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of New Residential, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheets.

In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity capitalized by New Residential and other investors (collectively, the Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. We also agreed to the sale of the related mortgage servicing rights of approximately $44.3 billion of UPB with potential for up to $130.1 billion of UPB, along with the right to receive the basic fee component on the transferred mortgage servicing rights. We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, we will subservice the applicable residential mortgage loans.

While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, we will account for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfer to New residential.
In December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Under the Sale Agreement, Nationstar will sell to the Purchaser the right to repayment on certain outstanding servicer advances outstanding on non-Agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. The sale of the mortgage servicing rights are contingent upon the receipt of certain third party consents. After the transfer of servicing under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans.
Special purpose subsidiaries of Nationstar previously issued approximately $2.1 billion of nonrecourse variable funding notes (the Notes) to finance the advances funded or acquired by Nationstar. The Notes were issued through two wholly-owned special purpose entities (the Issuers) pursuant to two servicer advance facilities. Pursuant to the Sale Agreement, New Residential purchased the outstanding equity of the wholly-owned special purpose entities of Nationstar that own the Issuers (the Depositors). On the sale date, New Residential and Nationstar amended and restated the transaction documents for each facility. Under these amended and restated transaction documents for each facility, Nationstar will continue to sell future service advances to New Residential, and New Residential will sell the new servicer advances to the Depositors.
Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $29.9 million at December 31, 2013.

In March 2013, certain wholly owned subsidiaries of Nationstar entered into a marketing services agreement to assist in the development and optimization of their digital marketing initiatives, such as search engine optimization, paid search marketing, social marketing, display marketing and retargeting with Propel Marketing, a wholly owned subsidiary of Gatehouse Media, Inc. (Gatehouse). Certain of Fortress funds owned approximately 40% of Gatehouse at the time of the marketing services agreement. For the year ended December 31, 2013, Nationstar paid approximately $230 thousand in marketing services fees to Gatehouse, which have been included in general and administrative expenses.

28. Related Party Disclosure
In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million. ANC was the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company. In March 2012, FIF contributed its 13% investment in ANC to Nationstar, increasing the overall investment to 35%. As Nationstar was able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owned less than 50% of the voting interests, Nationstar applied the equity method of accounting. NREIS, an ancillary real estate services and vendor management company, offered comprehensive settlement and property valuation services for both originations and default management channels. Direct or indirect product and service offerings included title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions. Nationstar disbursed servicing-related advances of approximately $14.6 million, $16.9 million, and $4.9 million for the years ended December 31, 2013, 2012, and 2011 respectively.
Nationstar recorded a net charge to earnings related to its loss on NREIS of $0.1 million for December 31, 2011, which is included in the loss on equity method investment line item in Nationstar’s consolidated statements of operations and comprehensive income (loss). Through the third quarter of 2012, Nationstar had recognized its portion of NREIS' loss on equity method investment of $1.3 million. During the fourth quarter of 2012, the management of NREIS made the decision to wind down its operations due to continuing poor financial results. Because of the decision to wind down operations and the financial condition of NREIS, Nationstar recorded additional losses amounting to $9.0 million. In addition to its initial investment, Nationstar, during May 2012, advanced NREIS $2.0 million for future services. Nationstar determined that these deposits would not be recovered and fully impaired this additional deposit. In order to effect an orderly wind down of the operation, Nationstar, together with the majority owners of ANC, agreed to fund a portion of the expected wind down costs. As such, Nationstar recorded $2.3 million of losses in excess of its investment at December 31, 2012. There were no losses incurred for 2013.

29. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total fee income	$242,475	$321,104	$425,882	$394,761
Gain on mortgage loans held for sale	188,587	282,561	205,956	25,659
Total revenues	431,062	603,665	631,838	420,420
Total expenses and impairments	268,571	339,851	395,854	398,002
Total other income/(expense)	(61,498)	(64,685)	(103,912)	(108,358)
Income before taxes	100,993	199,129	132,072	(85,940)
Income taxes	38,377	75,669	50,187	(35,033)
Net income (loss)	$62,616	$123,460	$81,885	$(50,907)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.70	$1.38	$0.92	$(0.57)
Diluted earnings (loss) per share	$0.70	$1.37	$0.91	$(0.56)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total fee income	$93,560	$100,414	$145,611	$157,566
Gain on mortgage loans held for sale	70,512	102,345	139,259	175,048
Total revenues	164,072	202,759	284,870	332,614
Total expenses and impairments	96,577	130,372	154,828	200,268
Total other income/(expense)	(14,164)	(23,332)	(50,261)	(37,930)
Income before taxes	53,331	49,055	79,781	94,416
Income taxes	3,145	12,780	24,714	30,657
Net income	$50,186	$36,275	$55,067	$63,759
Earnings per share:
Basic earnings per share	$0.67	$0.41	$0.62	$0.72
Diluted earnings per share	$0.67	$0.41	$0.61	$0.71

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

30. Subsequent Events

In January 2014, Nationstar amended the MRA of the MBS Advance Financing Facility with a financial institution. Under the terms of the amended agreement, the commitment amount for the period January 31, 2014, up to and including February 13, 2014 is $150 million, and for the period beginning February 14, 2014 up to and including February 28, 2014 is $200 million, and for any date after February 28, 2014 the commitment amount is $50 million.

In February 2014, the Company amended the MRA of the $108 million warehouse facility with a financial institution. Under the terms of the amended agreement, the uncommitted facility capacity was increased to $200 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired Greenlight on May 31, 2013 and ESS in January 2013. As allowed under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excludes the internal control over financial reporting of Greenlight and ESS, which is relevant to the Company’s 2013 consolidated financial statements as of and for the year ended December 31, 2013, Greenlight represents 4.3% and 0.7% of total and net assets, respectively, and ESS represents 0.3% and 1.7% of total and net assets, respectively, of the Company as of December 31, 2013. For the year ended December 31, 2013, Greenlight represents 6.7% and 5.2% of revenues and net income, respectively, and ESS represents 4.0% and 2.0% of revenues and net income, respectively, of the Company.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework.  A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report, dated February 27, 2014, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc. and subsidiaries

We have audited Nationstar Mortgage Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Nationstar Mortgage Holdings Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Equifax Settlement Services LLC and Greenlight Financial Services, Inc., which are included in the 2013 consolidated financial statements of Nationstar Mortgage Holdings Inc. and subsidiaries. Equifax Settlement Services LLC constituted 0.3% and 1.7% of total and net assets, respectively, as of December 31, 2013 and 4.0% and 2.0% of revenues and net income, respectively, for the year then ended. Greenlight Financial Services, Inc. constituted 4.3% and 0.7% of total and net assets, respectively, as of December 31, 2013 and 6.7% and 5.2% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of Nationstar Mortgage Holdings Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Equifax Settlement Services LLC and Greenlight Financial Services, Inc.

In our opinion, Nationstar Mortgage Holdings Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationstar Mortgage Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Nationstar Mortgage Holdings Inc. and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 27, 2014

Item 9B.  Other Information
None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information required by Item 10 for matters other than executive officers is included under the captions “Board of Directors,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2014 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

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
Our consolidated financial statements at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Master Pre-IPO Restructuring Agreement, dated as of February 17, 2012, by and among FIF HE Holdings LLC, Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC and the other parties thereto	S-1/A	333-174246	2.1	2/24/2012

2.2+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

2.3+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joan Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

2.4+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.5+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.6+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.7+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.3	12/23/2010

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-174246	4.1	12/19/2011

4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.9	3/15/2013

4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.18	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.19	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.20	Form of Global Note for $300 million aggregate principal amount of 6.500% Senior Notes due 2022 (included in Exhibit 4.19 above)	8-K	001-35449	4.2	5/31/2013

4.21	Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.1	6/11/2013

4.22	Series 2013-VF1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.2	6/11/2013

4.23	Series 2013-VF2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Wells Fargo Securities, LLC, as administrative agent	8-K	001-35449	4.3	6/11/2013

4.24	Series 2013-VF3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and The Royal Bank of Scotland plc, as administrative agent	8-K	001-35449	4.4	6/11/2013

4.25	Series 2013-VF4 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.5	6/11/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.26	Series 2013-T1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.6	6/11/2013

4.27	Series 2013-T2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.7	6/11/2013

4.28	Series 2013-T3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.8	6/11/2013

4.29	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.11	8/12/2013

4.30	Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.12	8/12/2013

4.31	Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes	10-Q	001-35449	4.15	8/12/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.32	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.33	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.34	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.35	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.36	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.37	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.36 above)	8-K	001-35449	4.2	7/22/2013

4.38	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.39	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.38 above)	8-K	001-35449	4.3	9/26/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	4/25/2013

10.2	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.3	Registration Rights Agreement, dated as of September 24, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.4	Registration Rights Agreement, dated as of September 28, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	2/8/2013

10.5	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.6	Registration Rights Agreement, dated March 26, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	3/26/2013

10.7	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.8	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.9	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA	10-Q	001-35449	10.5	8/12/2013

10.10	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.11	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.12	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA	10-Q	001-35449	10.8	8/12/2013

10.13	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	3/6/2012

10.14	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.15	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.16	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.17	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.18	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.10	8/12/2013

10.19	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	8/12/2013

10.20	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	8/12/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.21	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	8/12/2013

10.22
Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
						X

10.23
Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
						X

10.24	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.25	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.26	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.27	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.28	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.29	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.30	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.31	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.32	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.20	3/6/2012

10.33	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.5	3/6/2012

10.34	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.4	3/6/2012

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.7	3/6/2012

10.36	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.6	3/6/2012

10.37	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.38	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.10	11/14/2013

10.39	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.40	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.41	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.43	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.44	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.45	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.46	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.47	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.48	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.49	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.50	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.51**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

10.52**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.73	3/15/2013

10.53**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.74	3/15/2013

10.54**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.55**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.56**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.57**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.58**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.59**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.60**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of August 20, 2013	10-Q	001-35449	10.24	11/14/2013

10.61**	Nationstar Mortgage LLC Executive Management Incentive Plan, amended as of December 20, 2013					X

10.62**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Nationstar Mortgage Holdings Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 27, 2014
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Hisey	February 27, 2014
David C. Hisey, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Wesley R. Edens	February 27, 2014
Wesley R. Edens, Chairman of the Board of Directors

/s/ Robert Gidel	February 27, 2014
Robert Gidel, Director

/s/ Roy Guthrie	February 27, 2014
Roy Guthrie, Director

/s/ Brett Hawkins	February 27, 2014
Brett Hawkins, Director

/s/ Michael D. Malone	February 27, 2014
Michael D. Malone, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Master Pre-IPO Restructuring Agreement, dated as of February 17, 2012, by and among FIF HE Holdings LLC, Nationstar Mortgage Holdings Inc., Nationstar Mortgage LLC and the other parties thereto	S-1/A	333-174246	2.1	2/24/2012

2.2+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

2.3+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joan Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

2.4+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.5+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.6+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.7+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.3	12/23/2010

4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-174246	4.1	12/19/2011

4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.9	3/15/2013

4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.18	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.19	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.20	Form of Global Note for $300 million aggregate principal amount of 6.500% Senior Notes due 2022 (included in Exhibit 4.19 above)	8-K	001-35449	4.2	5/31/2013

4.21	Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.1	6/11/2013

4.22	Series 2013-VF1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.2	6/11/2013

4.23	Series 2013-VF2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Wells Fargo Securities, LLC, as administrative agent	8-K	001-35449	4.3	6/11/2013

4.24	Series 2013-VF3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and The Royal Bank of Scotland plc, as administrative agent	8-K	001-35449	4.4	6/11/2013

4.25	Series 2013-VF4 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Credit Suisse AG, New York Branch, as an administrative agent	8-K	001-35449	4.5	6/11/2013

4.26	Series 2013-T1 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.6	6/11/2013

4.27	Series 2013-T2 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.7	6/11/2013

4.28	Series 2013-T3 Indenture Supplement to Indenture, dated as of June 7, 2013, between Nationstar Mortgage Advance Receivables Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as an administrative agent, Wells Fargo Securities, LLC, as an administrative agent, and The Royal Bank of Scotland plc, as an administrative agent	8-K	001-35449	4.8	6/11/2013

4.29	Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.11	8/12/2013

4.30	Series 2013-VF1 Indenture Supplement to Indenture, dated July 1, 2013, between Nationstar Servicer Advance Receivables Trust 2013-BofA, as issuer, Wells Fargo Bank, N.A., as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.12	8/12/2013

4.31	Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes	10-Q	001-35449	4.15	8/12/2013

4.32	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.33	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.34	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.35	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.36	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.37	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.36 above)	8-K	001-35449	4.2	7/22/2013

4.38	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.39	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.38 above)	8-K	001-35449	4.3	9/26/2013

10.1	Registration Rights Agreement, dated as of April 25, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	4/25/2013

10.2	Registration Rights Agreement, dated as of July 24, 2012, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	7/24/2012

10.3	Registration Rights Agreement, dated as of September 24, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	9/24/2012

10.4	Registration Rights Agreement, dated as of September 28, 2012, among the issuers, the guarantors party thereto, and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., RBS Securities Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	2/8/2013

10.5	Registration Rights Agreement, dated February 7, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and RBS Securities Inc., as representatives of the several initial purchasers	8-K	001-35449	10.1	2/7/2013

10.6	Registration Rights Agreement, dated March 26, 2013, among the issuers, the guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Capital Inc., and Wells Fargo Securities, LLC, as representatives of the several initial purchasers	8-K	001-35449	10.1	3/26/2013

10.7	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.8	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.9	Receivables Pooling Agreement, dated July 1, 2013, between Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA and Nationstar Servicer Advance Receivables Trust 2013-BofA	10-Q	001-35449	10.5	8/12/2013

10.10	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.11	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.12	Receivables Sale Agreement, dated July 1, 2013, between Nationstar Mortgage LLC and Nationstar Servicer Advance Facility Transferor, LLC 2013-BofA	10-Q	001-35449	10.8	8/12/2013

10.13	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	3/6/2012

10.14	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.15	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.16	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.17	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.18	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.10	8/12/2013

10.19	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	8/12/2013

10.20	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	8/12/2013

10.21	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	8/12/2013

10.22
Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
						X

10.23
Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
						X

10.24	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.25	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.26	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.27	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.28	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.29	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.30	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.31	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.32	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.20	3/6/2012

10.33	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.5	3/6/2012

10.34	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.4	3/6/2012

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.7	3/6/2012

10.36	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.6	3/6/2012

10.37	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.38	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.10	11/14/2013

10.39	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.40	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.41	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.43	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.44	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

10.45	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.46	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.47	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.48	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.49	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.50	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.51**	Employment Agreement between David Hisey and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.1	2/21/2013

10.52**	Employment Agreement between Harold Lewis and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.73	3/15/2013

10.53**	Employment Agreement between Ramesh Lakshminarayanan and Nationstar Mortgage Holdings Inc.	10-K	001-35449	10.74	3/15/2013

10.54**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.55**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.56**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.57**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.58**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.59**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.60**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of August 20, 2013	10-Q	001-35449	10.24	11/14/2013

10.61**	Nationstar Mortgage LLC Executive Management Incentive Plan, amended as of December 20, 2013					X

10.62**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.