Form 10-Q
period 2014-03-31
Nationstar Mortgage Holdings Inc.
filed 2014-05-09
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 30, 2014: 90,776,399

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

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
Making Home Affordable Plan (MHA).  A U.S. federal government program designed to help eligible homeowners avoid foreclosure and keep their homes by refinancing their existing mortgages. MHA loans are available to eligible homeowners with LTV ratios of up to 125% under the HARP program. In addition the MHA also includes the HAMP modification program and other similar type programs.
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

•increased legal proceedings and related costs;

•	the impact on our servicing practices as a result of a consent judgment against one of the largest non-bank servicers by certain federal and state agencies;

•	changes in federal, state and local laws that are adverse to mortgage servicers which increase costs and operational complexity and impose significant penalties for violation;

•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;

•loss of our licenses;

•challenges to the validity of foreclosure actions and judicial overturning of foreclosures;

•	delays in foreclosure proceedings due to lack of judicial resources and new legislation to establish certain lending and borrowing practices;

•	volatility in our common stock price;

•conflicts of interest with our principal stockholder;

•reliance on our subsidiaries to provide funding to meet our financial obligations and dividends;

•provisions in our governing documents that could delay or prevent a change of control of us; and

•the right of certain of our stockholders to engage or invest in the same or similar businesses as us.

All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors included in Nationstar Mortgage Holdings Inc.'s Annual Report on Form 10-K filed February 27, 2014 for further information on these and other factors affecting us.

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$404,073	$441,902
Restricted cash	471,635	592,747
Accounts receivable	4,057,477	5,636,482
Mortgage loans held for sale, $1,741,126 and $2,585,340 at fair value, respectively	1,741,126	2,603,380
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $3,549 and $2,144 respectively	204,392	211,050
Reverse mortgage interests	1,620,879	1,434,506
Mortgage servicing rights, $2,576,550 and $2,488,283 at fair value, respectively	2,590,780	2,503,162
Property and equipment, net of accumulated depreciation of $83,011 and $74,723 respectively	119,306	119,185
Derivative financial instruments	95,774	123,878
Other assets	327,121	360,397
Total assets	$11,632,563	$14,026,689
Liabilities and stockholders' equity
Notes payable	$4,591,998	$6,984,351
Unsecured senior notes	2,444,020	2,444,062
Payables and accrued liabilities	1,189,430	1,308,450
Derivative financial instruments	6,377	8,526
Mortgage servicing liabilities	82,210	82,521
Other nonrecourse debt	2,306,701	2,208,881
Total liabilities	10,620,736	13,036,791
Commitments and contingencies – See Note 18	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,787 shares and 90,330 shares issued at March 31, 2014 and December 31, 2013, respectively	906	906
Additional paid-in-capital	571,640	566,642
Retained earnings	446,377	422,341
Treasury shares; 317 shares and 168 shares at cost, respectively	(11,727)	(6,944)
Accumulated other comprehensive income	—	1,963
Total Nationstar Inc. stockholders' equity	1,007,196	984,908
Noncontrolling interest	4,631	4,990
Total equity	1,011,827	989,898
Total liabilities and equity	$11,632,563	$14,026,689
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended March 31,
	2014	2013
Revenues:
Servicing fee income	$240,164	$197,596
Other fee income	101,547	44,879
Total fee income	341,711	242,475
Gain on mortgage loans held for sale	127,936	188,587
Total revenues	469,647	431,062
Expenses and impairments:
Salaries, wages and benefits	156,595	134,987
General and administrative	156,200	125,642
Loss on foreclosed real estate and other	600	2,007
Occupancy	7,738	5,935
Total expenses and impairments	321,133	268,571
Other income (expense):
Interest income	43,943	29,608
Interest expense	(156,600)	(92,374)
Gain on interest rate swaps and caps	2,821	1,268
Total other income (expense)	(109,836)	(61,498)
Income before taxes	38,678	100,993
Income tax expense	15,001	38,377
Net income	23,677	62,616
Less: Net loss attributable to noncontrolling interests	(359)	—
Net income attributable to Nationstar Inc.	24,036	62,616
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedge	(1,963)	—
Comprehensive income	$22,073	$62,616

Earnings per share:
Basic earnings per share	$0.27	$0.70
Diluted earnings per share	$0.27	$0.70
Weighted average shares:
Basic	89,342	89,293
Dilutive effect of stock awards	733	649
Diluted	90,075	89,942
Dividends declared per share	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Inc. Equity	Non-controlling interests	Total Stockholders’ Equity
Balance at December 31, 2012	90,460	$905	$556,056	$205,287	$—	$(4,566)	$—	$757,682	$—	$757,682
Shares issued under incentive plan	82	3	(3)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	4,579	—	—	—	—	4,579	—	4,579
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares cancelled	(212)	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	217,054	—	—	—	217,054	—	217,054
Balance at December 31, 2013	90,330	906	566,642	422,341	(6,944)	—	1,963	984,908	4,990	989,898
(unaudited)
Shares issued under incentive plan	457	—	—	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	2,809	—	—	—	—	2,809	—	2,809
Excess tax benefit from share-based compensation	—	—	2,189	—	—	—	—	2,189	—	2,189
Withholding tax related to share based settlement of common stock by management	—	—		—	(4,783)	—	—	(4,783)	—	(4,783)
Net income	—	—	—	24,036	—	—	—	24,036	(359)	23,677
Balance at March 31, 2014	90,787	$906	$571,640	$446,377	$(11,727)	$—	$—	$1,007,196	$4,631	$1,011,827

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the three months ended March 31,
	2014	2013
Operating activities
Net income	$24,036	$62,616
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Share-based compensation	2,809	2,858
Loss on foreclosed real estate and other	600	2,007
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(2,821)	(1,268)
Fair value changes in excess spread financing	(3,369)	23,891
Depreciation and amortization	8,792	3,901
Fair value changes and amortization/accretion of mortgage servicing rights	78,687	9,384
Fair value change in mortgage servicing rights financing liability	(10,788)	—
Amortization (accretion) of premiums/discounts	9,959	9,509
Gain on mortgage loans held for sale	(127,936)	(188,587)
Mortgage loans originated and purchased, net of fees	(5,402,862)	(3,781,116)
Proceeds on sale of and payments of mortgage loans held for sale	6,361,308	3,694,859
Net tax effect of stock grants	(2,189)	(2,660)
Cash settlement on derivative financial instruments	—	(129)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	(12,107)	81,094
Reverse mortgage funded advances	(197,529)	(178,181)
Other assets	12,814	6,486
Payables and accrued liabilities	(122,141)	(104,947)
Net cash provided by (used in) operating activities	617,263	(360,283)
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the three months ended March 31,
	2014	2013
Investing activities
Property and equipment additions, net of disposals	(8,913)	(5,867)
Purchases of reverse mortgage servicing rights and interests	—	(50,198)
Deposits on/purchase of forward mortgage servicing rights, net of liabilities incurred	(93,092)	(266,625)
Loan repurchases from Ginnie Mae	—	(8,815)
Proceeds from sales of REO	23,498	4,157
Proceeds on sale of servicer advances	182,871	—
Acquisition of Greenlight Financial Services and other businesses, net	—	(12,500)
Net cash provided by (used in) investing activities	104,364	(339,848)
Financing activities
Issuance of unsecured senior notes, net	—	599,269
Transfers (to) / from restricted cash, net	104,225	32,723
Issuance of participating interest financing in reverse mortgage interests	103,324	166,646
Issuance of excess spread financing	37,859	192,730
Decrease in notes payable	(975,156)	(191,700)
Proceeds from mortgage servicing rights financing	20,651	—
Repayment of nonrecourse debt – Legacy assets	(2,998)	(2,612)
Repayment of excess spread financing	(42,717)	(20,881)
Debt financing costs	(2,050)	(9,750)
Net tax benefit for stock grants issued	2,189	2,660
Contributions from joint venture member to noncontrolling interests	—	4,990
Redemption of shares for stock vesting	(4,783)	(6,554)
Net cash provided by (used in) financing activities	(759,456)	767,521
Net increase in cash and cash equivalents	(37,829)	67,390
Cash and cash equivalents at beginning of period	441,902	152,649
Cash and cash equivalents at end of period	$404,073	$220,039
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$1,336	$1,454
Transfer of reverse mortgage interest to REO at fair value	11,156	—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	58,304	31,268
Tax related share-based settlement of common stock	4,783	6,554
Liabilities incurred from purchase of forward mortgage servicing rights	6,494	365,567
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
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar Inc. have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar Inc.'s Annual Report on Form 10-K filed on February 27, 2014. The results of operations for the interim periods disclosed are not necessarily indicative of the results that may be expected for the full year or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar Inc. evaluated subsequent events through the date these interim consolidated financial statements were issued.

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

Accounting Standard Update No 2014-04, Receivables - Troubled Debt Restructuring by Creditors Reclassification of

Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was created to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage so that the asset would be derecognized in the receivable and recognized as real estate property. This update specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate property. This update also provides that a disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material impact on our financial condition, liquidity or results of operations.

3. Acquisition

On May 31, 2013, Nationstar acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator (Greenlight), which was accounted for as a business combination. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was approximately $75.7 million, $65.7 million of which was paid on May 31, 2013, with the balance paid in September 2013. In a separate transaction, Nationstar acquired approximately $98.0 million in UPB of mortgage loans from Greenlight. The cash flows from the loan purchase is included in operating activities, consistent with the normal loan purchase activity. Addtionally, in October 2013, Nationstar acquired certain MSRs from Greenlight for an additional $2.2 million.

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

To determine the fair value of derivative financial instruments, Nationstar utilized the exchange price or dealer market price for the particular derivative contract which the company classifies as Level 2 measurements in the fair value hierarchy (See Note 14 - Fair Value Measurements). The remaining assets acquired and liabilities assumed were estimated using unobservable inputs, which the Company classifies as Level 3 measurements in the fair value hierarchy.

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill.
Goodwill of $35.4 million was recorded in our Originations segment. All of the goodwill recorded as a result of this transaction is expect to be deductible for tax purposes. Additionally, Nationstar included $73.1 million in revenues and $20.7 million in earnings related to Greenlight for three months ended March 31, 2014.

The following table presents the unaudited pro forma combined revenues and net income as if Greenlight net assets had been acquired on January 1, 2012 (in thousands):

	For the three months ended March 31,
	2014	2013
Revenues	$469,647	$481,366
Net Income	$24,036	$76,493

4. Variable Interest Entities and Securitizations
Nationstar or its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. Nationstar has continuing involvement with the financial assets of the securitizations and the asset-backed financing arrangements. Nationstar has aggregated these securitizations and asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans accounted for as sales and 2) financings of advances on loans serviced for others accounted for as secured borrowings.

On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that we hold in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at March 31, 2014 and December 31, 2013, we had no other significant assets in our consolidated financial statements related to these trusts. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement with the trusts is limited to the carrying values, if any, of our investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 6 and Note 8 for additional information regarding advances and MSRs.
Nationstar maintains various agreements with special purpose entities (SPEs), under which Nationstar transfers mortgage loans and/or servicing advance receivables on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans and/or servicing advance receivables. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on Nationstar’s consolidated balance sheets. Collections on the mortgage loans and/or servicing advance receivables pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to Nationstar and can only look to the assets of the SPEs themselves for satisfaction of the debt.
A variable interest entity (VIE) is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of March 31, 2014 and December 31, 2013 is presented in the following tables (in thousands):

	March 31, 2014		December 31, 2013
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$192,934	$—	$272,188	$—
Reverse mortgage interests	—	1,135,654	—	1,039,645
Accounts receivable	2,295,144	—	4,031,444	—
Mortgage loans held for investment, principally subject to nonrecourse debt	202,614	—	208,263	—
Derivative financial instruments	3,100	—	3,691	—
Other assets	2,651	—	2,375	—
Total Assets	$2,696,443	$1,135,654	$4,517,961	$1,039,645
LIABILITIES
Notes payable	$2,773	$—	$3,672,726	$—
Payables and accrued liabilities	2,089,168	—	4,242	—
Nonrecourse debt–Legacy Assets	86,529	—	89,108	—
Participating interest financing	—	1,202,252	—	1,080,718
Total Liabilities	$2,178,470	$1,202,252	$3,766,076	$1,080,718
When Nationstar sells mortgage loans in securitization transactions that are structured as sales under ASC 820, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date.
Nationstar did not sell any mortgage loans in securitization transactions that were structured as sales for the three months ended March 31, 2014 or March 31, 2013.
A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows (in thousands):

	March 31, 2014	December 31, 2013
Total collateral balances	$3,708,047	$3,831,473
Total certificate balances	3,719,476	3,843,694
Total mortgage servicing rights at fair value	26,945	30,074
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2014 or December 31, 2013, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

Principal Amount of Loans 60 Days or More Past Due	March 31, 2014	March 31, 2013
Unconsolidated securitization trusts	$1,033,703	$1,179,325

	For the three months ended March 31,
Credit Losses	2014	2013
Unconsolidated securitization trusts	$66,542	$64,858

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended
	March 31, 2014		March 31, 2013
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$7,778	$—	$6,791	$—

5. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the three months ended March 31, 2014 and 2013 was approximately $123.1 million and $51.8 million, respectively. Income taxes paid for the three months ended March 31, 2014 and 2013 was $18,814 and $46.1 million, respectively.
6. Accounts Receivable

Accounts receivable consists primarily of accrued revenues, including accrued servicing fees and commissions, accrued interest on mortgage loans and securitizations and borrower advances made to securitization trusts, and other third parties as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts or the borrower.

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

From time to time, Nationstar may enter into agreements with third parties for the sale of these servicer advance receivables at fair value in conjunction with the financing of the related MSR (see Note 12 - Indebtedness).
Accounts receivable consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Servicer advances, net of purchase discount $44,514 and $62,217, respectively	$3,748,599	$5,217,769
Reverse mortgage servicer advances	141,628	93,494
Receivables from trusts and agencies	79,395	105,917
Accrued revenues	46,078	57,082
Accrued interest	1,911	6,970
Other	39,866	155,250
Total accounts receivable	$4,057,477	$5,636,482

In conjunction with the January 2013 Purchase Agreement, during the third quarter of 2013, Nationstar closed on certain MSRs and servicer advances with a financial institution. In conjunction with this transaction, the Company acquired approximately $3.6 billion of servicer advances. Based on the acquisition date relative fair values of these acquired servicer advances, Nationstar recorded a $60.1 million purchase discount. As of March 31, 2014 and December 31, 2013, Nationstar has a total of $44.5 million and $62.2 million, respectively, in purchase discounts. During the three month period ended March 31, 2014 and 2013, the Company accreted $3.8 million and $6.1 million, respectively, of the purchase discounts from recovered servicer advances into interest income.

During the fourth quarter of 2013, Nationstar sold approximately $2.7 billion of servicer advances to an unaffiliated third party. Consequently, the related purchase discount of $28.1 million was eliminated from Nationstar's consolidated balance sheets. In 2014, Nationstar sold an additional $1.6 billion of servicer advances, and the related purchase discount of $20.7 million was eliminated from Nationstar's consolidated balance sheet (see Note 12 - Indebtedness).

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

Certain agreements permit the servicer or master servicer to repurchase previously transferred loans into a securitization trust once the transferred collateral meets certain criteria including outstanding UPBs, which are referred to as clean-up call rights. During the third quarter 2013, Nationstar exercised clean up calls on several private-label securitizations for which it was the master servicer. The loans were initially acquired at par and are held for sale. $195.8 million was originally purchased through a clean up call, $158.2 million was sold as of December 31, 2013 and $10.7 million remains outstanding as of March 31, 2014. These loans are carried at the lower of cost or market until sold.
Mortgage loans held for sale consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans held for sale – unpaid principal balance	$1,668,997	$2,532,881
Mark-to-market adjustment	72,129	70,499
Total mortgage loans held for sale	$1,741,126	$2,603,380
The Company may at times repurchase loans that were previously transferred to Ginnie Mae if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has also elected to measure these repurchased loans at fair value.
Nationstar had $45.9 million and $69.5 million mortgage loans held for sale on nonaccrual status at March 31, 2014 and December 31, 2013, respectively. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that were repurchased solely to modify the loans. Upon completion of the modification the loans are expected to be subject to sale to a GSE. The fair value of loans held for sale on nonaccrual status at March 31, 2014, and December 31, 2013, was approximately $40.2 million and $63.5 million, respectively.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Mortgage loans held for sale – beginning balance	$2,603,380	$1,480,537
Mortgage loans originated and purchased, net of fees	5,402,862	3,781,116
Proceeds on sale of and payments of mortgage loans held for sale	(6,261,204)	(3,549,535)
Transfer of mortgage loans held for sale to held for investment or other assets	(3,912)	(8,409)
Mortgage loans held for sale – ending balance	$1,741,126	$1,703,709
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy Assets, consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred in 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. Nationstar recorded an additional $1.4 million in allowance for loan losses for the three months ended March 31, 2014.

Mortgage loans held for investment, principally subject to nonrecourse debt—Legacy Assets, net as of the dates indicated include (in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net – unpaid principal balance	$297,628	$305,085
Transfer discount
Accretable	(16,979)	(17,362)
Non-accretable	(72,708)	(74,529)
Allowance for loan losses	(3,549)	(2,144)
Total mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets, net	$204,392	$211,050

The changes in accretable yield on loans transferred to mortgage loans held for investment, principally subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Three months ended March 31, 2014	Year ended December 31, 2013
Accretable Yield
Balance at the beginning of the period	$17,362	$19,749
Additions	—	—
Accretion	(784)	(3,235)
Reclassifications from (to) nonaccretable discount	401	848
Disposals	—	—
Balance at the end of the period	$16,979	$17,362
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, principally subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.4 million for the three months ended March 31, 2014 and $0.8 million for the year ended December 31, 2013. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

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

	March 31, 2014	December 31, 2013
	(in thousands)
Credit Quality by Delinquency Status
Performing	$210,090	$218,262
Non-Performing	87,538	86,823
Total	$297,628	$305,085
Credit Quality by Loan-to-Value Ratio
Less than 60	$31,084	$32,885
Less than 70 and more than 60	16,125	14,633
Less than 80 and more than 70	21,021	23,075
Less than 90 and more than 80	26,179	25,536
Less than 100 and more than 90	26,881	25,686
Greater than 100	176,338	183,270
Total	$297,628	$305,085
Reverse mortgage interests

Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. During 2012, Nationstar acquired reverse mortgage servicing rights and funded but not securitized advances from third parties. Nationstar recorded the assets acquired and obligations assumed at relative fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

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

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of Newcastle, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans. Nationstar recorded these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheets.

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

Nationstar receives a monthly servicing fee, which is recorded as either interest income or servicing fee income on the consolidated statement of income and comprehensive income based upon whether the related advance was either funded by or acquired by Nationstar. Nationstar accounts for outstanding and future reverse mortgage interests as financing receivables in accordance with ASC 310, Receivables. Interest income is accrued monthly based upon the borrower interest rate applied to the HECM outstanding principal balance of reverse mortgage interests. Interest income and other unpaid taxes and fees are capitalized as part of the outstanding principal balance. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statement of income and comprehensive income.
Reverse mortgage interests include advances, which are recovered upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of March 31, 2014 and December 31, 2013, Nationstar had $1.6 billion and $1.4 billion, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include (in thousands):

	March 31, 2014	December 31, 2013
UPB of advances previously securitized by Nationstar	$1,135,654	$1,039,645
UPB of advances not securitized	486,195	395,663
Allowance for losses - reverse mortgage interests	(970)	(802)
Total reverse mortgage interests	$1,620,879	$1,434,506
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $1.0 million for the three months ended March 31, 2014 and $0.8 million for the year ended December 31, 2013.

8. Mortgage Servicing Rights (MSRs)
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
The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.21% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary fees and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs. Nationstar obtains third-party valuations for a majority of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.

Certain of the forward loans underlying the MSRs carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these MSRs are more likely to be affected by changes in credit losses than by interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs are more likely to be affected by interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	March, 31, 2014	December 31, 2013
Discount rate	13.69%	14.17%
Total prepayment speeds	20.65%	20.34%
Expected weighted-average life	4.64 years	4.63 years
Credit losses	20.22%	22.87%
Interest Rate Sensitive MSRs	March 31, 2014	December 31, 2013
Discount rate	9.54%	10.50%
Total prepayment speeds	10.52%	8.97%
Expected weighted-average life	7.06 years	7.88 years
Credit losses	8.05%	9.12%

The activity of MSRs carried at fair value is as follows for the dates indicated (in thousands):

	Three months ended March 31, 2014	Year ended December 31, 2013
Fair value at the beginning of the period	$2,488,283	$635,860
Additions:
Servicing resulting from transfers of financial assets	58,304	248,381
Purchases of servicing assets	108,312	1,545,584
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(20,645)	355,586
Other changes in fair value	(57,704)	(297,128)
Fair value at the end of the period	$2,576,550	$2,488,283
UPB of forward loans serviced for others
Credit sensitive loans	$264,176,084	$266,757,777
Interest sensitive loans	62,236,994	56,056,362
Total owned loans	$326,413,078	$322,814,139

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at March 31, 2014 and December 31, 2013 (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2014
Mortgage servicing rights	$(75,996)	$(156,336)	$(113,473)	$(217,542)	$(56,354)	$(111,291)
December 31, 2013
Mortgage servicing rights	$(74,681)	$(151,899)	$(101,590)	$(195,445)	$(89,958)	$(178,669)

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
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.9 billion as of March 31, 2014 and December 31, 2013. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At March 31, 2014 and December 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the dates indicated (in thousands):

	Three months ended		Year ended
	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$14,879	$82,521	$10,973	$83,238
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	3,980	—
Deductions:
Amortization/Accretion	(649)	(311)	(74)	(717)
Balance at end of the period	$14,230	$82,210	$14,879	$82,521
Fair value at end of period	$38,430	$68,965	$29,192	$63,996
Subserviced loans
Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At March 31, 2014 and December 31, 2013, the unpaid balances under subservicing arrangements were $26.6 billion and $35.4 billion, respectively.
Total servicing and ancillary fees from Nationstar’s servicing portfolio (including subservicing) of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended March 31,
	2014	2013
Servicing fees	$253,685	$182,709
Ancillary fees	55,416	36,870
Total servicing and ancillary fees	$309,101	$219,579

9. Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Loans subject to repurchase right from Ginnie Mae	$134,134	$120,736
Deferred financing costs	66,035	73,030
Goodwill	38,820	38,820
Real estate owned (REO), net	37,734	45,632
Intangible assets	21,180	21,737
Prepaid expenses	16,196	21,993
Receivables from affiliates	5,306	8,861
Collateral deposits on derivative instruments	5,049	25,932
Other	2,667	3,656
Total other assets	$327,121	$360,397
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $134.1 million at March 31, 2014 and $120.7 million at December 31, 2013.

10. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Payable to servicing and subservicing investors(1)	359,395	359,214
Payable to insurance carriers and insurance cancellation reserves	166,040	164,244
Loans subject to repurchase from Ginnie Mae	134,134	120,736
Accrued interest	82,840	76,303
MSR purchases payable including advances	53,102	135,759
Current income taxes	47,391	35,961
Repurchase reserves	44,478	40,695
Accrued bonus and payroll	34,102	66,755
Other(2)	267,948	308,783
Total payables and accrued liabilities	$1,189,430	$1,308,450

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
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income and comprehensive income. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows. Interest rate swaps designated as cash flow hedges under ASC 815 are recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income and subsequently recognized in interest expense in the same period the hedged forecast transaction affects earnings. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.

Historically, Nationstar has entered into interest rate swap agreements to hedge the interest payments associated with its outstanding floating rate financing servicer advance facilities. Prior to March 31, 2014, certain of these derivatives were designated as cash flow hedges and were recorded at fair value on Nationstar's balance sheet, with any change in fair value being recorded as an adjustment to other comprehensive income. On March 31, 2014, the Company dedesignated the remainder of the interest rate swap agreements, with any further changes in fair value being recorded as a charge to gain or loss in interest rate swaps and caps in Nationstar's consolidated statement of operations.

Associated with the Company's derivatives is $5.0 million and $25.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of March 31, 2014 and December 31, 2013, respectively.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the three months ended March 31, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$92,972	$1,481	$1,474
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	2,892,348	85,069	(2,059)
Forward MBS trades	2015	2,399,461	6,738	(25,528)
LPCs	2015	171,834	867	74
Interest rate swaps and caps	2018	107,000	3,100	2,556
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	33,486	279	2,419
Interest rate swaps on ABS debt	2014-2017	394,341	569	265
Forward MBS trades	2015	1,866,675	5,180	(1,875)
LPCs	2015	95,019	349	1,340

For the year ended December 31, 2013
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$57,965	$7	$(14)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	3,083,131	87,128	(69,856)
Forward MBS trades	2014	5,425,663	32,266	19,084
LPCs	2014	197,475	793	(460)
Interest rate swaps and caps	2018	167,000	3,691	544
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	260,407	2,698	(1,613)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2014-2017	424,269	834	1,012
Forward MBS trades	2014	1,351,870	3,305	8,713
LPCs	2014	204,486	1,689	(1,603)

(1)	In January and June 2013, Nationstar terminated these interest rate swaps.

12. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	March 31, 2014		December 31, 2013
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
Servicing Segment Notes Payable
MBS advance financing facility	$524,742	$606,833	$560,814	$651,953
Securities repurchase facility (2011)	34,196	55,603	35,546	55,603
Nationstar agency advance financing facility	775,477	837,790	851,957	918,574
Reverse participations financing facility	58,245	75,784	102,031	124,536
MBS advance financing facility (2012)	50,000	136,378	179,306	220,833
Nationstar Mortgage Advance Receivable Trust	685,109	747,067	1,240,940	1,347,410
Nationstar Servicer Advance Receivables Trust 2013-BA	628,582	709,165	1,579,830	1,764,296
Originations Segment Notes Payable
$1.50 billion warehouse facility	727,778	793,102	797,281	891,648
$750 million warehouse facility	314,830	327,364	639,378	673,599
$700 million warehouse facility	119,991	122,437	111,980	115,629
$600 million warehouse facility	300,395	307,170	214,570	224,162
$400 million warehouse facility	367,330	386,871	447,926	477,980
$300 million warehouse facility	55	58	159,435	166,482
$200 million warehouse facility	5,268	7,786	63,357	93,098
Total notes payable	$4,591,998	$5,113,408	$6,984,351	$7,725,803
Servicing Segment Notes Payable
MBS advance financing facility - Nationstar has a one-year committed facility agreement with a GSE, under which Nationstar may transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $775.0 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50% to 4.00%. The maturity date of this facility is March 2015.
Securities repurchase facility (2011) - In December 2011, Nationstar entered into a securities repurchase facility with a financial services company. The master repurchase agreement (MRA) states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of March 31, 2014, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt—Legacy Assets securitization which was structured as a financing.
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

MBS advance financing facility (2012) - In December 2012, Nationstar executed a MBS Advance Financing Facility with a financial institution. This facility has the capacity to borrow up to $50.0 million. The interest rate is LIBOR plus a spread of 5.00%. The maturity date of this facility is April 2015. This facility is secured by servicing advance receivables.

Nationstar Mortgage Advance Receivable Trust - In June 2013, Nationstar created an advance receivables trust with a number of financial institutions. This trust has variable funding notes (VFNs) with the capacity to borrow up to $1.1 billion. The interest rate on this financial instrument is based on LIBOR plus a spread of 1.15% to 5.30% depending on the class of the note. The maturity date of the VFN is June 2014. Nationstar also issued $1.0 billion of term notes to institutional investors of which $650.0 million remains outstanding. The notes have an average interest rate of 3.26% and mature in June 2016 and June 2018. The notes that were scheduled to mature in June 2014 were redeemed in January 2014. The VFN and the term notes are secured by servicing advance receivables and are nonrecourse to Nationstar.

Nationstar Servicer Advance Receivables Trust 2013-BA - In July 2013, Nationstar created an advance receivables trust with a financial institution. This trust has the capacity to borrow up to $1.0 billion with its interest rate based on LIBOR plus a spread of 2.50%. The maturity date is June 2014. This trust is secured by servicing advance receivables and is nonrecourse to Nationstar. Nationstar terminated this advance receivable facility in May 2014 at which time all outstanding balances had been repaid.

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
$750 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in April 2015. This facility has a committed amount of $750.0 million. The MRA states that from time to time Nationstar may enter in transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50% which varies based on the underlying transferred collateral.
$700 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in August 2014. This facility has a committed amount of $350.0 million and an uncommitted amount of $350.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25% to 2.75% which varies based on the underlying transferred collateral.
$600 million warehouse facility - Nationstar has a MRA with a financial services company, as amended, which will expire in June 2014. The facility has a committed amount of $300.0 million and an uncommitted amount of $300.0 million that can be granted at the discretion of the financial institution. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 0.75% to 3.50% which varies based on the underlying transferred collateral.
$400 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $400.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.25% to 2.75% which varies based on the underlying transferred collateral.

$300 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in May 2014. This facility has a committed amount of $150.0 million and an uncommitted amount of $150.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.50%.

$200 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in February 2015. This facility has an uncommitted amount of $200.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 2.75%.
$75 million warehouse facility (HCM) - Home Community Mortgage LLC (HCM), an affiliate of Nationstar, has a MRA with a financial institution which will expire in September 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time HCM may enter into transactions in which HCM agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to HCM at a certain date, or on demand by HCM, against the transfer of funds from HCM. The interest rate is based on LIBOR plus a spread of 2.50% to 3.25% which varies based on the underlying transferred collateral. HCM has not begun financing loans utilizing this facility as of March 31, 2014.
$75 million warehouse facility - Nationstar has a MRA with a financial institution, which will expire in June 2014. This facility has a committed amount of $75.0 million. The MRA states that from time to time Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.75% to 4.50% which varies based on the underlying transferred collateral. There is no outstanding balance as of March 31, 2014 or December 31, 2013.
ASAP + facility - Nationstar has executed As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below (in thousands):

	March 31, 2014	December 31, 2013
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$283,523	$283,153
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	379,159	379,360
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,618	400,634
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	605,720	605,915
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,444,020	$2,444,062
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
As of March 31, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows (in thousands).

Year	Amount
2014	$—
2015	285,000
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,435,000
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below (in thousands):

	March 31, 2014	December 31, 2013
Nonrecourse debt - Legacy Assets	$86,529	$89,107
Excess spread financing - fair value	978,183	986,410
Participating interest financing	1,202,252	1,103,490
Mortgage servicing rights financing liabilities	39,737	29,874
Total	$2,306,701	$2,208,881

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $86.5 million and $89.1 million at March 31, 2014, and December 31, 2013, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $294.5 million and $302.0 million at March 31, 2014 and December 31, 2013, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $100.6 million and $103.6 million at March 31, 2014 and December 31, 2013, respectively.

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

Nationstar has elected fair value accounting for these financing agreements.The total carrying amount of the outstanding excess spread financing agreements was $978.2 million and $986.4 million at March 31, 2014 and December 31, 2013, respectively. The total outstanding principal balance was $858.7 million and $839.7 million at March 31, 2014 and December 31, 2013, respectively.

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated (in thousands):

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2014
Excess spread financing	$29,113	$60,058	$21,183	$44,586	$22,729	$40,688
December 31, 2013
Excess spread financing	$33,156	$68,636	$26,492	$53,753	$29,219	$42,611

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
These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors (e.g., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 7.02%. The participating interest financing was $1,202.3 million and $1,103.5 million at March 31, 2014 and December 31, 2013, respectively.
Mortgage Servicing Rights Financing

In December 2013, Nationstar entered into an agreement to sell the basic fee component of certain MSRs and servicer advances under specified terms. Under the terms of this agreement, the transfer of servicing is contingent on the receipt of consents from various third parties. Until these required consents are obtained Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction.
Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). The total carrying amount was $39.7 million and $29.9 million as of March 31, 2014 and December 31, 2013, respectively.
Financial Covenants

Nationstar's borrowing arrangements and credit facilities contain customary events of default and financial covenants. Management believes Nationstar was in compliance with all covenants with the exception of one that requires positive net income on a rolling six month basis. As a result of the losses incurred in the quarter ended December 31, 2013, Nationstar was not in compliance with this covenant which is contained in three of its MRAs. Given the improved performance throughout the quarter ended March 31, 2014, we were able to obtain a waiver at no cost from each counterparty for the six month period ending March 31, 2014. Furthermore, Nationstar believes it was in compliance with all covenants as of April 30, 2014 without the need for any additional waivers or consents. At no time was there a payment default or event of default under these agreements.

As of March 31, 2014, management believes Nationstar was in compliance with its remaining financial covenants on it borrowing arrangements and credit facilities.
13. Income Taxes

Income tax expense was as follows (in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Tax Expense	$15,001	$38,377

Effective tax rate	38.8%	38.0%

The Company had a net deferred tax liability of $118.6 million at March 31, 2014 and $102.7 million at December 31, 2013. A valuation allowance of $46.7 million was recorded against deferred tax assets at March 31, 2014 and December 31, 2013 as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

14. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures (ASC 820), provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstance.
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
The following describes the methods and assumptions used by Nationstar in estimating fair values:
Cash and Cash Equivalents, Restricted Cash – The carrying amount reported in the consolidated balance sheets approximates fair value. Cash, cash equivalents, and restricted cash are classified as Level 1 in the fair value disclosures.
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
Mortgage Servicing Rights – Fair Value – Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary fees, credit losses and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations on the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Reverse Mortgage Interests – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. These interests are carried at the lower of cost or market in the financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 3 in the fair value disclosures.

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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2014 being mortgage prepayment speeds of 10.5%, average life of 4.7 years, recapture rates of 5.0% to 36.4%, and discount rate of 13.5%. Key assumptions at December 31, 2013, were mortgage prepayment speeds of 10.6%, average life of 4.7 years, recapture rates of 5.0% to 35.8%, and discount rate of 13.9%. Changes in fair value of the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
For the three months ended March 31, 2014
Low	5.8%	3.2 years	9.1%	5.0%
High	20.2%	5.7 years	19.0%	36.4%
For the year ended December 31, 2013
Low	4.0%	3.4 years	10.1%	5.0%
High	17.6%	5.7 years	20.0%	35.8%

A positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.
Mortgage Servicing Rights Financing - Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2014 being advance financing rates of 2.4%, advance recovery rates of 24.3%, and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service fee income in Nationstar’s consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		March 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,741,126	$—	$1,741,126	$—
Mortgage servicing rights	2,576,550	—	—	2,576,550
Other assets:
IRLCs	85,069	—	85,069	—
Forward MBS trades	6,738	—	6,738	—
LPCs	867	—	867	—
Interest rate swaps and caps	3,100	—	3,100	—
Total assets	$4,413,450	$—	$1,836,900	$2,576,550
LIABILITIES
Derivative financial instruments
IRLCs	$279	$—	$279	$—
Interest rate swaps on ABS debt	569	—	569	—
Forward MBS trades	5,180	—	5,180	—
LPCs	349	—	349	—
Excess spread financing (at fair value)	978,183	—	—	978,183
Mortgage servicing rights financing	39,737	—	—	39,737
Total liabilities	$1,024,297	$—	$6,377	$1,017,920
		December 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,585,340	$—	$2,585,340	$—
Mortgage servicing rights	2,488,283	—	—	2,488,283
Derivative financial instruments:
IRLCs	87,128	—	87,128	—
Forward MBS trades	32,266	—	32,266	—
LPCs	793	—	793	—
Interest rate swaps and caps	3,691	—	3,691	—
Total assets	$5,197,501	$—	$2,709,218	$2,488,283
LIABILITIES
Derivative financial instruments
IRLCs	$2,698	$—	$2,698	$—
Interest rate swaps on ABS debt	834	—	834	—
Forward MBS trades	3,305	—	3,305	—
LPCs	1,689	—	1,689	—
Mortgage servicing rights financing	29,874	—	—	29,874
Excess spread financing (at fair value)	986,410	—	—	986,410
Total liabilities	$1,024,810	$—	$8,526	$1,016,284

(1)	Based on the nature and risks of these assets, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
For the three months ended March 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(78,349)	(3,369)	(10,788)
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	108,312	—	—
Issuances	58,304	37,859	20,651
Sales	—	—	—
Settlements	—	(42,717)	—
Ending balance	$2,576,550	$978,183	$39,737

	ASSETS	LIABILITIES
For the year ended December 31, 2013	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$635,860	$288,089	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	58,458	73,333	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,545,584	—	—
Issuances	248,381	755,344	29,874
Sales	—	—	—
Settlements	—	(130,356)	—
Ending balance	$2,488,283	$986,410	$29,874

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated Fair Value	Total Gain (Loss) Included in Earnings
	Level 1	Level 2	Level 3
Three months ended March 31, 2014
Assets
REO(1)	$—	$—	$37,734	$37,734	$600
Total assets	$—	$—	$37,734	$37,734	$600
Year ended December 31, 2013
Assets
REO(1)	$—	$—	$45,632	$45,632	$(13,316)
Total assets	$—	$—	$45,632	$45,632	$(13,316)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$404,073	$404,073	$—	$—
Restricted cash	471,635	471,635	—	—
Mortgage loans held for sale	1,741,126	—	1,741,126	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	204,392	—	—	180,780
Reverse mortgage interests	1,620,879	—	—	1,596,633
Derivative financial instruments	95,773	—	95,733	—
Financial liabilities:
Notes payable	4,591,998	—	—	4,591,998
Unsecured senior notes	2,444,020	2,456,370	—	—
Derivative financial instruments	6,377	—	6,377	—
Nonrecourse debt - Legacy assets	86,529	—	—	96,298
Excess spread financing	978,183	—	—	978,183
Participating interest financing	1,202,252	—	1,167,915	—
Mortgage servicing rights financing liability	39,737	—	—	39,737
	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$441,902	$441,902	$—	$—
Restricted cash	592,747	592,747	—	—
Mortgage loans held for sale	2,603,380	—	2,601,520	—
Mortgage loans held for investment, principally subject to nonrecourse debt – Legacy assets	211,050	—	—	180,435
Reverse mortgage interests	1,434,506	—	—	1,405,197
Derivative financial instruments	123,878	—	123,878	—
Financial liabilities:
Notes payable	6,984,351	—	—	6,984,351
Unsecured senior notes	2,444,062	2,489,886	—	—
Derivative financial instruments	8,526	—	8,526	—
Nonrecourse debt - Legacy assets	89,107	—	—	95,345
Excess spread financing	986,410	—	—	986,410
Participating interest financing	1,103,490	—	1,093,747	—
Mortgage servicing rights financing liability	29,874	—	—	29,874

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

Nationstar Inc. has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. The following table summarizes information about our restricted stock as of March 31, 2014 under the 2012 Plan (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	307	$37.88	2.0
Forfeited	(56)	$20.46
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at December 31, 2013	1,376
Grants issued in 2014	620	$29.30	2.9
Forfeited	(14)	$30.10
Shares surrendered to treasury to pay taxes	(149)
Restricted stock outstanding at March 31, 2014	1,833
Restricted stock unvested and expected to vest	977
Restricted stock vested and payable at March 31, 2014	—
The following table summarizes the expected future vesting schedule of the restricted stock grants (in thousands):

	2014	2015	2016	2017
Restricted stock expected to vest	23	533	249	172
Total compensation expense, net of forfeitures, for the 2012 Plan for the three months ended March 31, 2014 and 2013 was $2.8 million and $3.0 million, respectively. Nationstar expects to recognize $9.9 million of compensation expense in the last nine months of 2014, $6.8 million in 2015, $2.4 million in 2016 and $0.3 million in 2017.

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
17. Capital Requirements
Certain of Nationstar's secondary market investors require minimum net worth (capital) requirements, as specified in the respective selling and servicing agreements. To the extent that these requirements are not met, Nationstar's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of Nationstar's selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among Nationstar's various capital requirements related to its outstanding selling agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $698.8 million. As of March 31, 2014, Nationstar was in compliance with its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $400.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2014, Nationstar was in compliance with these minimum tangible net worth requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar Inc. and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including the Fair Debt Collection Practices Act and Making Home Affordable loan modification programs. Additionally, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans and securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.
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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $4.9 million and $3.5 million for the three months ended March 31, 2014, and March 31, 2013, respectively, were included in general and administrative expenses on the consolidated statements of income and comprehensive income.
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $1.8 million to $6.3 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Nationstar has certain MSRs related to approximately $28.9 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At March 31, 2014, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.2 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangement

19. Business Segment Reporting
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
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three months ended March 31, 2014
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$254,347	$—	$254,347	$298	$(14,481)	$240,164
Other fee income	86,802	14,792	101,594	(47)	—	101,547
Total fee income	341,149	14,792	355,941	251	(14,481)	341,711
Gain/(loss) on mortgage loans held for sale	(1,695)	116,200	114,505	(672)	14,103	127,936
Total revenues	339,454	130,992	470,446	(421)	(378)	469,647
Total expenses and impairments	205,963	108,320	314,283	6,850	—	321,133
Other income (expense):
Interest income	18,664	21,521	40,185	3,380	378	43,943
Interest expense	(114,626)	(36,603)	(151,229)	(5,371)	—	(156,600)
Gain (loss) on interest rate swaps and caps	2,556	—	2,556	265	—	2,821
Total other income (expense)	(93,406)	(15,082)	(108,488)	(1,726)	378	(109,836)
Income (loss) before taxes	$40,085	$7,590	$47,675	$(8,997)	$—	$38,678
Depreciation and amortization	$4,588	$2,967	$7,555	$1,237	$—	$8,792
Total assets	9,015,131	1,992,477	11,007,608	624,955	—	11,632,563

	Three months ended March 31, 2013
	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$206,460	$—	$206,460	$555	$(9,419)	$197,596
Other fee income	39,065	5,896	44,961	(82)	—	44,879
Total fee income	245,525	5,896	251,421	473	(9,419)	242,475
Gain/(loss) on mortgage loans held for sale	(98)	179,793	179,695	(92)	8,984	188,587
Total revenues	245,427	185,689	431,116	381	(435)	431,062
Total expenses and impairments	147,609	111,902	259,511	9,060	—	268,571
Other income (expense):
Interest income	13,380	10,979	24,359	4,814	435	29,608
Interest expense	(71,321)	(16,759)	(88,080)	(4,294)	—	(92,374)
Gain (loss) on interest rate swaps and caps	795	—	795	473	—	1,268
Total other income (expense)	(57,146)	(5,780)	(62,926)	993	435	(61,498)
Income (loss) before taxes	$40,672	$68,007	$108,679	$(7,686)	$—	$100,993
Depreciation and amortization	$2,306	$816	$3,122	$779	$—	$3,901
Total assets	6,378,129	2,155,114	8,533,243	352,322	—	8,885,565

20. Guarantor Financial Statement Information
As of March 31, 2014, Nationstar and Nationstar Capital Corporation have issued $2.4 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar. Nationstar Inc. and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are consolidating financial statements of Nationstar Inc., Nationstar, and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2014 (IN THOUSANDS)

Assets	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$381,635	$1,714	$20,724	$—	$404,073
Restricted cash	—	276,320	3	195,312	—	471,635
Accounts receivable	—	4,008,370	2,366	46,741	—	4,057,477
Mortgage loans held for sale	—	1,740,951	—	175	—	1,741,126
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	1,778	—	202,614	—	204,392
Reverse mortgage interests	—	1,620,879	—	—	—	1,620,879
Mortgage servicing rights	—	2,590,780	—	—	—	2,590,780
Investment in subsidiaries	1,009,738	204,241	—	—	(1,213,979)	—
Property and equipment, net	—	114,832	877	3,597	—	119,306
Derivative financial instruments	—	92,674	—	3,100	—	95,774
Other assets	2,089	618,482	347,849	1,848,978	(2,490,277)	327,121
Total assets	$1,011,827	$11,650,942	$352,809	$2,321,241	$(3,704,256)	$11,632,563
Liabilities and stockholders’ equity
Notes payable	$—	$2,502,831	$—	$2,089,167	$—	$4,591,998
Unsecured senior notes	—	2,444,020	—	—	—	2,444,020
Payables and accrued liabilities	—	1,203,396	2,994	14,503	(31,463)	1,189,430
Payables to affiliates	—	2,182,198	116,495	160,121	(2,458,814)	—
Derivative financial instruments	—	6,377	—	—	—	6,377
Mortgage servicing liabilities	—	82,210	—	—	—	82,210
Other nonrecourse debt	—	2,220,172	—	86,529	—	2,306,701
Total liabilities	—	10,641,204	119,489	2,350,320	(2,490,277)	10,620,736
Total equity	1,011,827	1,009,738	233,320	(29,079)	(1,213,979)	1,011,827
Total liabilities and equity	$1,011,827	$11,650,942	$352,809	$2,321,241	$(3,704,256)	$11,632,563

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2014 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$254,609	$7	$—	$(14,452)	$240,164
Other fee income	—	17,320	27,421	56,806	—	101,547
Total fee income	—	271,929	27,428	56,806	(14,452)	341,711
Gain on mortgage loans held for sale	—	113,889	—	(27)	14,074	127,936
Total revenues	—	385,818	27,428	56,779	(378)	469,647
Expenses and impairments:
Salaries, wages and benefits	—	143,358	1,696	11,541	—	156,595
General and administrative	—	128,927	796	26,477	—	156,200
Loss on foreclosed real estate and other	—	(2,185)	—	2,785	—	600
Occupancy	—	6,983	95	660	—	7,738
Total expenses and impairments	—	277,083	2,587	41,463	—	321,133
Other income (expense):
Interest income	—	39,710	—	3,855	378	43,943
Interest expense	—	(134,478)	—	(22,122)	—	(156,600)
Gain/(Loss) on interest rate swaps and caps	—	265	—	2,556	—	2,821
Gain/(loss) from subsidiaries	39,037	24,446	—	—	(63,483)	—
Total other income (expense)	39,037	(70,057)	—	(15,711)	(63,105)	(109,836)
Income before taxes	39,037	38,678	24,841	(395)	(63,483)	38,678
Income tax expense/(benefit)	15,001		—	—	—	15,001
Net income/(loss)	24,036	38,678	24,841	(395)	(63,483)	23,677
Less: Net loss attributable to noncontrolling interests	—	(359)	—	—	—	(359)
Net income/(loss) excluding noncontrolling interests	$24,036	$39,037	$24,841	$(395)	$(63,483)	$24,036

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 (IN THOUSANDS)

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$24,036	$39,037	$24,841	$(395)	$(63,483)	$24,036
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(39,037)	(24,446)	—	—	63,483	—
Share-based compensation	—	2,809	—	—	—	2,809
Loss on foreclosed real estate and other	—	(2,185)	—	2,785	—	600
Loss on derivatives including ineffectiveness on interest rate swaps and caps	—	(264)	—	(2,557)	—	(2,821)
Fair value changes in excess spread financing	—	(3,369)	—	—	—	(3,369)
Depreciation and amortization	—	8,078	43	671	—	8,792
Fair value changes and amortization/accretion of mortgage servicing rights	—	78,687	—	—	—	78,687
Amortization of mortgage servicing rights liability	—	(10,788)	—	—	—	(10,788)
Amortization/(accretion) of premiums/(discounts)	—	10,465	—	(506)	—	9,959
Gain on mortgage loans held for sale	—	(113,889)	—	27	(14,074)	(127,936)
Mortgage loans originated and purchased, net of fees	—	(5,402,512)	—	(350)	—	(5,402,862)
Proceeds on sale of and payments of mortgage available for sale	—	6,343,251	—	5,388	12,669	6,361,308
Net tax effect of stock grants issued	—	(2,189)	—	—	—	(2,189)
Cash settlement on derivative financial instruments	—	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	(4,030,462)	216	4,018,139	—	(12,107)
Reverse mortgage funded advances	—	(197,529)	—	—	—	(197,529)
Other assets	19,784	2,532,050	(24,272)	(2,516,153)	1,405	12,814
Payables and accrued liabilities	—	(120,082)	(2,956)	897	—	(122,141)
Net cash provided by/(used in) operating activities	4,783	(893,338)	(2,128)	1,507,946	—	617,263

	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)		Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(7,145)	(65)		(1,703)	—	(8,913)
Purchases of reverse mortgage rights and interests	—	—	—		—	—	—
Deposit on / purchase of forward mortgage servicing rights, net of liabilities incurred	—	(93,092)	—		—	—	(93,092)
Loan repurchases from Ginnie Mae	—	—	—		—	—	—
Proceeds from sales of REO	—	23,498	—		—	—	23,498
Proceeds from sale of servicer advances	—	182,871	—	—	—	—	182,871
Acquisition of Greenlight Financial Services and other businesses, net	—	—	—		—	—	—
Net cash used in investing activities	—	106,132	(65)		(1,703)	—	104,364
Financing activities:
Issuance of unsecured senior notes	—	—	—		—	—	—
Transfers (to)/from restricted cash, net	—	18,914	—		85,311	—	104,225
Issuance of participating interest financing in reverse mortgage interests	—	103,324	—		—	—	103,324
Issuance of excess spread financing	—	37,859	—		—	—	37,859
Increase/(decrease) in notes payable, net	—	608,403	—		(1,583,559)	—	(975,156)
Proceeds from mortgage servicing rights financing	—	20,651	—		—	—	20,651
Repayment of nonrecourse debt–Legacy assets	—	—	—		(2,998)	—	(2,998)
Repayment of excess spread financing	—	(42,717)	—		—	—	(42,717)
Debt financing costs	—	(2,050)	—		—	—	(2,050)
Net tax benefit for stock grants issued	—	2,189	—		—	—	2,189
Contribution to joint venture for noncontrolling interest	—	—	—		—	—	—
Redemption of shares for stock vesting	(4,783)	—	—		—	—	(4,783)
Net cash provided by/(used in) financing activities	(4,783)	746,573	—		(1,501,246)	—	(759,456)
Net increase/(decrease) in cash	—	(40,633)	(2,193)		4,997	—	(37,829)
Cash and cash equivalents at beginning of period	—	422,268	3,907		15,727	—	441,902
Cash and cash equivalents at end of period	$—	$381,635	$1,714		$20,724	$—	$404,073

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$422,268	$3,907	$15,727	$—	$441,902
Restricted cash	—	312,120	3	280,624	—	592,747
Accounts receivable	—	1,569,021	2,582	4,064,879	—	5,636,482
Mortgage loans held for sale	—	2,603,380	—	—	—	2,603,380
Mortgage loans held for investment, principally subject to nonrecourse debt–Legacy Asset, net	—	2,786	—	208,264	—	211,050
Reverse mortgage interests	—	1,434,506	—	—	—	1,434,506
Mortgage servicing rights	—	2,503,162	—	—	—	2,503,162
Investment in subsidiaries	968,027	181,545	—	—	(1,149,572)	—
Property and equipment, net	—	115,765	855	2,565	—	119,185
Derivative financial instruments	—	120,187	—	3,691	—	123,878
Other assets	21,872	4,683,749	323,346	3,373,048	(8,041,618)	360,397
Total assets	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689
Liabilities and members’ equity
Notes payable	$—	$3,311,625	$—	$3,672,726	$—	$6,984,351
Unsecured senior notes	—	2,444,062	—	—	—	2,444,062
Payables and accrued liabilities	—	1,319,172	5,950	14,791	(31,463)	1,308,450
Payables to affiliates	—	3,694,782	116,349	4,199,023	(8,010,154)	—
Derivative financial instruments	—	8,526	—	—	—	8,526
Mortgage servicing liabilities	—	82,521	—	—	—	82,521
Other nonrecourse debt	—	2,119,774	—	89,107	—	2,208,881
Total liabilities	—	12,980,462	122,299	7,975,647	(8,041,617)	13,036,791
Total equity	989,899	968,027	208,394	(26,849)	(1,149,573)	989,898
Total liabilities and equity	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2013 (IN THOUSANDS)
	Nationstar Inc.	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$207,015	$—	$—	$(9,419)	$197,596
Other fee income	—	6,234	38,517	128	—	44,879
Total fee income	—	213,249	38,517	128	(9,419)	242,475
Gain on mortgage loans held for sale	—	179,603	—	—	8,984	188,587
Total revenues	—	392,852	38,517	128	(435)	431,062
Expenses and impairments:
Salaries, wages and benefits	—	128,588	6,399	—	—	134,987
General and administrative	—	116,403	9,239	—	—	125,642
Loss on foreclosed real estate and other	—	296	—	1,711	—	2,007
Occupancy	—	5,784	151	—	—	5,935
Total expenses and impairments	—	251,071	15,789	1,711	—	268,571
Other income / (expense):
Interest income	—	25,424	—	3,749	435	29,608
Interest expense	—	(69,608)	—	(22,766)	—	(92,374)
Gain on interest rate swaps and caps	—	263	—	1,005	—	1,268
Gain /(loss) from subsidiaries	62,616	3,133	—	—	(65,749)	—
Total other income /(expense)	62,616	(40,788)	—	(18,012)	(65,314)	(61,498)
Income before taxes	62,616	100,993	22,728	(19,595)	(65,749)	100,993
Income tax benefit	—	38,377	—	—	—	38,377
Net income (loss)	$62,616	$62,616	$22,728	$(19,595)	$(65,749)	$62,616

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$62,616	$62,616	$22,728	$(19,595)	$(65,749)	$62,616
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:	—
(Gain)/loss from subsidiaries	(62,616)	(3,133)	—	—	65,749	—
Share-based compensation	—	2,858	—	—	—	2,858
Loss on foreclosed real estate and other	—	296	—	1,711	—	2,007
Loss on derivatives including ineffectiveness on interest rate swaps and caps	—	(263)	—	(1,005)	—	(1,268)
Fair value changes in excess spread financing	—	23,891	—	—	—	23,891
Depreciation and amortization	—	3,850	51	—	—	3,901
Fair value changes and amortization/accretion of mortgage servicing rights	—	9,384	—	—	—	9,384
Amortization /accretion of premiums/(discounts)	—	9,589	—	(80)	—	9,509
Gain on mortgage loans held for sale	—	(179,603)	—	—	(8,984)	(188,587)
Mortgage loans originated and purchased, net of fees	—	(3,781,116)	—	—	—	(3,781,116)
Proceeds on sale of and payments of mortgage loans available for sale	—	3,682,566	—	3,309	8,984	3,694,859
Net tax effect of stock grants	(2,660)	—	—	—	—	(2,660)
Cash settlement on derivatives financial instruments	—	—	—	(129)	—	(129)
Changes in assets and liabilities:
Accounts receivable, including servicer advances, net	—	282,727	(5,840)	(195,793)	—	81,094
Reverse mortgage funded advances	—	(178,181)	—	—	—	(178,181)
Other assets	3,894	(304,127)	(3,338)	315,534	(5,477)	6,486
Payable and accrued liabilities	2,660	(127,198)	6,038	8,076	5,477	(104,947)
Net cash provided by/(used in) operating activities	3,894	(495,844)	19,639	112,028	—	(360,283)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(5,346)	(521)	—	—	(5,867)
Purchase of reverse mortgage rights and interests	—	(50,198)	—	—	—	(50,198)
Deposit on/purchase of forward mortgage servicing rights, net of liabilities incurred	—	(266,625)	—	—	—	(266,625)
Loan repurchases from Ginnie Mae	—	(8,815)	—	—	—	(8,815)
Acquisition of Greenlight Financial Services and other businesses, net	—	(12,500)	—	—	—	(12,500)
Proceeds from sales of REO	—	4,157	—	—	—	4,157
Net cash provided by/(used in) investing activities	—	(339,327)	(521)	—	—	(339,848)
Financing activities:
Issuance of unsecured senior notes	—	599,269	—	—	—	599,269
Transfers (to)/from restricted cash	—	(49,111)	(18,766)	100,600	—	32,723
Issuance of participating interest financing in reverse mortgage interests	—	166,646	—	—	—	166,646
Issuance of excess spread financing	—	192,730	—	—	—	192,730
Increase/(decrease) in notes payable	—	8,316	—	(200,016)	—	(191,700)
Repayment of nonrecourse debt–Legacy assets	—	—	—	(2,612)	—	(2,612)
Repayment of excess servicing spread financing	—	(20,881)	—	—	—	(20,881)
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Contributions from joint venture member to noncontrolling interests	—	4,990	—	—	—	4,990
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Debt financing costs	—	(9,750)	—	—	—	(9,750)
Net cash provided by financing activities	(3,894)	892,209	(18,766)	(102,028)	—	767,521
Net increase/(decrease) in cash	—	57,038	352	10,000	—	67,390
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$209,286	$753	$10,000	$—	$220,039

21. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC

Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American
General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General
Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.9 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended March 31, 2014 and 2013 Nationstar recognized revenue of $2.0 million and $2.1 million, respectively in additional servicing and other performance incentive fees related to these portfolios. At March 31, 2014 and December 31, 2013, Nationstar had an outstanding receivable from Springleaf of $0.7 million and $0.6 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for three securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.8 billion and $1.0 billion, as of March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $1.1 million and $1.2 million, respectively.
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

In addition, Nationstar has paid $17.1 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $978.2 million and $986.4 million at March 31, 2014 and December 31, 2013, respectively.

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

In March 2013, certain wholly owned subsidiaries of Nationstar entered into a marketing services agreement to assist in the development and optimization of their digital marketing initiatives, such as search engine optimization, paid search marketing, social marketing, display marketing and retargeting with Propel Marketing, a wholly owned subsidiary of GateHouse Media LLC, formerly known as GateHouse Media, Inc. (Gatehouse). Certain of Fortress funds owned approximately 40% of Gatehouse at the time of the marketing services agreement.

In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity capitalized by New Residential and other investors (collectively, the Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. We also agreed to the sale of the basic fee component of related mortgage servicing rights of approximately $44.3 billion of UPB with potential for up to $130.1 billion of UPB. We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, we will subservice the applicable residential mortgage loans.

While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, we will account for the transactions as financings until the required third party consents are obtained and ownership, for accounting purposes, of the MSRs transfer to New Residential.

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
Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $39.7 million at March 31, 2014.

In January 2014, Nationstar entered into two Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the “January Sale Agreement”) with the Purchaser. Under the January Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $277.4 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $8.3 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $31.0 million in cash proceeds from the January Sale Agreement.
In February 2014, Nationstar entered into a Sale Supplement (together with the Master Servicing Rights Purchase Agreement, collectively the “February Sale Agreement”) with the Purchaser. Under the February Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $756.2 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $9.4 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $91.4 million in cash proceeds from the February Sale Agreement.
In March 2014, Nationstar entered into a Sale Supplement (together with the Master Servicing Rights Purchase Agreement, collectively the “March Sale Agreement”) with the Purchaser. Under the March Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $299.1 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $10.5 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $32.2 million in cash proceeds from the March Sale Agreement.
22. Subsequent Events
In April 2014, Nationstar amended the MRA of the $400 million warehouse facility with a financial institution. Under the terms of the amended agreement, the commitment amount was increased to $500 million.
In April 2014, Nationstar amended the indentures of the variable funding notes that are part of the Nationstar Mortgage advance receivable trust. Under the terms of the amended indenture, the capacity for these notes was decreased to $500 million.
In May 2014, Nationstar entered into Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the “May Sale Agreement”) with the Purchaser. Under the May Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $617 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $12 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar for continuing to service the mortgage loans. Nationstar received approximately $75 million in cash proceeds from the April Sale Agreement.
In May 2014, Nationstar entered into a Sale Agreement with a financial institution for the sale of approximately $1.0 billion of residential mortgage loans that are principally insured by the FHA or guaranteed by the VA and received approximately $1.1 billion in cash plus accrued interest on the transaction. Nationstar will continue to act as servicer for the underlying mortgage loans pursuant to a servicing agreement with the financial institution. The transferred loans principally consist of delinquent loans previously pooled into GNMA mortgage-backed securities whereby Nationstar has exercised certain rights as issuer to repurchase loans out of the GNMA securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Under the terms of the servicing agreement for these mortgage loans, Nationstar has the right to repurchase any transferred loans that Nationstar, through its remediation efforts as servicer, is able to convert such delinquent mortgage loans into contractually current mortgage loans.
In May 2014, Solutionstar Technology Services LLC (Solutionstar), a subsidiary of Nationstar, entered into an Asset Purchase Agreement to acquire substantially all of the assets of Real Estate Digital, LLC and Cerulean Media Holding Company, LLC (together RED) for $18 million. The acquisition is expected to close in the second quarter of 2014, at which time Solutionstar will assume RED's management team and employees. RED, based in Aliso Viejo, California, is a fee-based real estate services company that provides online marketing, data, transaction management and digital media solutions.

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
General
Our Business
We are a real estate services company engaged primarily in the servicing of residential loans for others and the origination and selling or securitization of single-family conforming mortgage loans to GSEs or other third-party investors in the secondary market. Nationstar, our principal operating subsidiary, is a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been one of the fastest growing mortgage servicers since 2007 as measured by annual percentage growth in UPB, having grown 72.6% annually on a compounded basis. As of March 31, 2014, we serviced approximately 2.3 million residential mortgage loans with an aggregate UPB of $384.4 billion, making us one of the largest non-bank servicers in the United States.
We service loans as the owner of the forward MSRs, which we refer to as “primary servicing,” and we service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model by co-investing with financial partners in “excess MSRs.” Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of March 31, 2014, our primary servicing and subservicing, represented 86.1% and 6.4%, respectively of our total servicing portfolio, with 7.5% of our outstanding servicing portfolio consisting of reverse residential mortgage loans. In addition, we operate several real estate services businesses, designed to meet the changing needs of the mortgage industry, which we have named Solutionstar. These services include providing services for delinquent loans and managing loans in the foreclosure/REO (real-estate owned) process, appraisal, title insurance and settlement services.

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

The aggregate purchase price was approximately $7.1 billion, which was funded through a combination of cash on hand, the proceeds of a co-investment by New Residential Investment Corp. (New Residential), previously a wholly-owned subsidiary of
Newcastle Investment Corp., and certain funds managed by Fortress Investment Group LLC (Fortress), the proceeds of advance financing facilities, and other issuances of debt. On January 31, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Fannie Mae and Freddie Mac. On
February 1, 2013, Nationstar closed on the MSRs and associated servicing advance receivables with respect to those loans owned, insured or guaranteed by Ginnie Mae. We boarded the acquired agency portfolio balance between February and June
2013. During the third quarter of 2013, we completed additional portions of the MSR purchase, closing on and boarding MSRs related to residential mortgage loans with an unpaid principal balance of approximately $83.4 billion, all of which are non-conforming loans in private label securitizations. We closed on and boarded the remaining MSRs relating to $21 billion of UPB in stages during the fourth quarter of 2013.
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

On May 31, 2013, we acquired the loan origination operations and certain assets of Greenlight Financial Services, a residential mortgage originator (Greenlight), based in Irvine, California. The assets acquired from Greenlight consist of certain personal property and equipment, intellectual property (including the Greenlight trademark), prepaid expenses and unfunded loan pipeline. Certain post-closing liabilities related to these assets were also assumed as part of the transaction. The aggregate purchase price for these assets was $75.7 million. Greenlight, a leading direct-to-consumer originator based in Irvine, California, utilizes a high-volume, rapid turn time funding model with a focus on providing exceptional customer service. Greenlight has proven expertise in television, radio, internet and other mass marketing media and will diversify Nationstar's origination channels and capabilities. The acquisition of Greenlight provides additional capacity to process HARP and recapture loans while creating long-term servicing assets for Nationstar.

In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity capitalized by various unaffiliated third parties, including New Residential and other investors (collectively, Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. We also agreed to the sale of the basic fee component of the related mortgage servicing rights of approximately $44.3 billion of unpaid principal balance (UPB) with potential for up to $130 billion of UPB. We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to Purchaser, we will subservice the applicable residential mortgage loans. While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, we will account for the transactions as financings until the required third party consents are obtained and ownership, for accounting purposes, of the MSRs transfer to New Residential.
In 2014, we sold an additional $617 million of servicer advances to the Purchaser under the existing servicing acquisition structure, and received approximately $75 million in cash proceeds on the transaction. In conjunction with these additional servicer advance sales to the Purchaser, we agreed to the sale of the related mortgage servicing rights of approximately $12 billion of UPB, which are subject to the aforementioned required third party consents.
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
For further information on our critical accounting policies, please refer to our Annual Report or Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies since December 31, 2013.
Selected Financial Data
Selected consolidated balance sheet, statement of operations and other selected data are as follows (dollars in thousands).

	March 31, 2014	December 31, 2013
Consolidated Balance Sheets Data:
Cash and cash equivalents	$404,073	$441,902
Accounts receivable	4,057,477	5,636,482
Mortgage loans held for sale	1,741,126	2,603,380
Mortgage servicing rights	2,590,780	2,503,162
Total assets	11,632,563	14,026,689
Notes payable	4,591,998	6,984,351
Unsecured senior notes	2,444,020	2,444,062
Other nonrecourse debt	2,306,701	2,208,881
Total liabilities	10,620,736	13,036,791
Total Nationstar Inc. stockholders' equity	1,007,196	984,908

Consolidated Statements of Operations and Comprehensive Income Data:	For the three months ended March 31,
	2014	2013
Total revenues	$469,647	$431,062
Total expenses and impairments	321,133	268,571
Total other expense	(109,836)	(61,498)
Income before taxes	38,678	100,993
Total income tax expense	15,001	38,377
Net income	23,677	62,616
Less: Net loss attributable to noncontrolling interests	(359)	—
Net income attributable to Nationstar Inc.	24,036	62,616
Change in value of designated cash flow hedge	(1,963)	—
Comprehensive income	$22,073	$62,616

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$617,263	$(360,283)
Investing activities	104,364	(339,848)
Financing activities	(759,456)	767,521
Adjusted EBITDA(1) (non-GAAP measure)	170,324	178,235
Operating Segments:
Interest expense from unsecured senior notes	50,297	30,690
Change in fair value of mortgage servicing rights	78,349	9,659
Depreciation and amortization	7,555	3,528
Share-based compensation	2,823	2,858
Fair value changes in mortgage servicing rights net of excess spread financing
Mortgage servicing rights:
Due to changes in valuation inputs or assumptions used in the valuation model	(20,645)	43,361
Other changes in fair value	(57,704)	(53,020)
Excess spread financing:
Due to changes in valuation inputs or assumptions used in the valuation model	5,103	18,070
Other changes in fair value	(1,734)	(41,961)
Mortgage servicing rights financing liability:
Due to changes in valuation inputs or assumptions used in the valuation model	4,407	—
Other changes in fair value	6,381	—

(1)
Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments' income, and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes, exit costs from our restructuring activities and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the accounting guidance eliminating the concept of a Qualified Special Purpose Entity.

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

	For the three months ended March 31,
Net Income from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2014	2013
Net income	$24,036	$62,616
Plus:
Net loss from Legacy Portfolio and Other	8,997	7,686
Loss attributable to noncontrolling interests	(359)	—
Income tax expense	15,001	38,377
Income from Operating Segments	47,675	108,679
Adjust for:
Interest expense from unsecured senior notes	50,297	30,690
Depreciation and amortization	7,555	3,528
Change in fair value of mortgage servicing rights	78,349	9,659
Amortization of mortgage servicing rights/obligations - at amortized cost	338	(275)
Change in fair value of mortgage servicing rights financing liability	(10,788)	—
Share-based compensation	2,823	2,858
Fair value changes on excess spread financing	(3,369)	23,891
Fair value changes in derivatives	(2,556)	(795)
Adjusted EBITDA	$170,324	$178,235

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
The following table summarizes our consolidated operating results for the periods indicated (in thousands, except per share amounts).

	For the three months ended March 31,
	2014	2013
Revenues:
Servicing fee income	$240,164	$197,596
Other fee income	101,547	44,879
Total fee income	341,711	242,475
Gain on mortgage loans held for sale	127,936	188,587
Total revenues	469,647	431,062
Expenses and impairments:
Salaries, wages and benefits	156,595	134,987
General and administrative	156,200	125,642
Loss on foreclosed real estate and other	600	2,007
Occupancy	7,738	5,935
Total expenses and impairments	321,133	268,571
Other income (expense):
Interest income	43,943	29,608
Interest expense	(156,600)	(92,374)
Gain on interest rate swaps and caps	2,821	1,268
Total other income (expense)	(109,836)	(61,498)
Income before taxes	38,678	100,993
Income tax expense	15,001	38,377
Net income	23,677	62,616
Less: Net loss attributable to noncontrolling interests	(359)	—
Net income attributable to Nationstar Inc.	24,036	62,616
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedge	(1,963)	—
Comprehensive income	$22,073	$62,616

Earnings per share:
Basic earnings per share	$0.27	$0.70
Diluted earnings per share	$0.27	$0.70
Weighted average shares:
Basic	89,342	89,293
Dilutive effect of stock awards	733	649
Diluted	90,075	89,942
Dividends declared per share	$—	$—
Comparison of Consolidated Results for the Three Months Ended March 31, 2014 and 2013
Revenues increased $38.5 million to $469.6 million for the three months ended March 31, 2014 from $431.1 million for the three months ended March 31, 2013, due to increases in our total fee income, partially offset by decreases in our gain on mortgage loans held for sale. The increase in our total fee income was primarily the result of our higher average forward servicing portfolio balance, which increased to $333.3 billion for the three months ended March 31, 2014, compared to $180.4 billion for the three months ended March 31, 2013. The decrease in the gain on loans held for sale was a result of the decrease in the fair value of newly originated loans.
Expenses and impairments increased $52.5 million to $321.1 million for the three months ended March 31, 2014 from $268.6 million for the three months ended March 31, 2013, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.
Other expense increased $48.3 million to $109.8 million for the three months ended March 31, 2014 from $61.5 million for the three months ended March 31, 2013, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our warehouse and advance facilities combined with a higher average outstanding balance on our unsecured senior notes.
For the three months ended March 31, 2014, we incurred tax expense of $15.0 million, a decrease of $23.4 million over the comparable 2013 period principally due to the decrease in income before taxes during the 2014 period.
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

Servicing Segment
The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans. We also service approximately $28.9 billion in reverse residential mortgage loans. Servicing reverse mortgage loans involves monitoring the condition of the property, advancing for delinquent taxes and insurance, advancing for line of credit draws, and dealing with foreclosure and recovery in the event of default. In addition, our Solutionstar business unit offers asset management, processing, settlement, valuation, field and appraisal services.

The following table summarizes our consolidated pre-tax operating results for the periods indicated.

	For the three months ended March 31,
	2014	2013
Revenues:
Servicing fee income	$254,347	$206,460
Other fee income	86,802	39,065
Total fee income	341,149	245,525
Gain on mortgage loans held for sale	(1,695)	(98)
Total revenues	339,454	245,427
Expenses and impairments:
Salaries, wages and benefits	84,255	69,749
General and administrative	116,695	75,085
Occupancy	5,013	2,948
Loss on foreclosed real estate and other	—	(173)
Total expenses and impairments	205,963	147,609
Other income (expense):
Interest income	18,664	13,380
Interest expense	(114,626)	(71,321)
Loss on interest rate swaps and caps	2,556	795
Total other (expense)	(93,406)	(57,146)
Income before taxes	$40,085	$40,672
Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	March 31, 2014	March 31, 2013
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$10,893	$10,757
Government-sponsored enterprises	210,540	125,221
Non-Agency securitizations	109,331	50,892
Total boarded forward servicing portfolio	330,764	186,870
Acquired Servicing Rights owned - serviced by others	24,714	4,782
Acquired Servicing Rights owned - serviced by predecessor	—	92,590
Total forward servicing portfolio	355,478	284,242
Reverse mortgage servicing	28,927	28,242
Total servicing portfolio unpaid principal balance	$384,405	$312,484

The table below provides detail of the characteristics and key performance metrics of our forward servicing portfolio for the periods indicated.

Three months ended March 31,	2014 (1)	2013 (2)
($ in millions, except for average loan amount)
Loan count-servicing	1,947,160	1,065,400
Ending unpaid principal balance	$330,764	$186,870
Average unpaid principal balance	$333,336	$180,403
Average loan amount	$169,150	$175,399
Average coupon(3)	5.16%	5.28%
Average FICO	683	673
60+ delinquent (% of loans) (4)	11.1%	12.7%
Total prepayment speed (12 month constant pre-payment rate)	16.1%	16.7%

(1)
2014 characteristics and key performance metrics of our servicing portfolio excludes approximately $24.7 billion and approximately 155,589 units of forward residential mortgage loans acquired and currently serviced by others.

(2)
2013 characteristics and key performance metrics of our servicing portfolio excludes approximately $92.6 billion and approximately 644,610 units of forward residential mortgage loans acquired and serviced by others.

(3)
The Company's servicing portfolio contains a wide range of coupons ranging from 2.0% to more than 8.0%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of March 31, 2014 and 2013.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
The following table provides information on the fair value of the Company's owned forward MSR portfolio together with the most significant assumptions utilized in determining such fair value at the periods indicated (in thousands).

	March 31, 2014	December 31, 2013
MSR - Fair Value	$2,576,550	$2,488,283
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	$264,176,084	$266,757,777
Interest Sensitive loans	62,236,994	56,056,362
Total	$326,413,078	$322,814,139
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	March 31, 2014	December 31, 2013
Credit Sensitive MSRs
Discount rate	13.69%	14.17%
Total prepayment speeds	20.65%	20.34%
Expected weighted-average life	4.64 years	4.63 years
Credit losses	20.22%	22.87%
Interest Rate Sensitive MSRs
Discount rate	9.54%	10.50%
Total prepayment speeds	10.52%	8.97%
Expected weighted average life	7.06 years	7.88 years
Credit losses	8.05%	9.12%
Our Credit Sensitive MSRs decreased by approximately $2.6 billion in UPB of mortgage loans serviced at March 31, 2014 due to portfolio run-off, which was slightly offset by new credit sensitive portfolio acquisitions. With respect to the assumptions utilized in determining the fair value of the Credit Sensitive MSRs, the assumed discount rate decreased 0.48% to 13.69% at March 31, 2014 from 14.17% at December 31, 2013. The assumed total prepayment speeds increased 0.31% to 20.65% at March 31, 2014 from 20.34% at December 31, 2013, due to a reduction in interest rates at the end of the first quarter of 2014. The assumed expected weighted-average life increased 0.01 years, to 4.64 years at March 31, 2014 from 4.63 years at December 31, 2013, due to the acquisition of several MSR pools during the first quarter of 2014 with lower overall delinquencies relative to our existing credit sensitive MSR pools. These acquisitions also contributed to the decreased in the assumed credit losses which decreased 2.65% to 20.22% at March 31, 2014 from 22.87% at December 31, 2013. See Note 8, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.

Our Interest Rate Sensitive MSRs increased by approximately $6.1 billion in UPB of mortgage loans serviced at March 31, 2014. This increase was driven primarily by our expanding origination activity with 34.0% of this increase coming from the refinance of existing loans in our portfolio. To the extent we are able to refinance credit sensitive MSRs to conforming loans, our MSR portfolio shifts from credit to interest rate sensitive. Offsetting this shift were the significant credit sensitive MSRs acquisition in 2014.

With respect to the assumptions utilized in determining the fair value of our Interest Rate Sensitive MSRs, the assumed discount rate decreased 0.96% to 9.54% at March 31, 2014 from 10.50% at December 31, 2013 to reflect increasing market multiples for mortgage servicing rights. The assumed total prepayment speeds increased 1.55% to 10.52% at March 31, 2014 from 8.97% at December 31, 2013, due to reduced interest rates in the first quarter. The assumed expected weighted-average life decreased 0.82 years, to 7.06 years at March 31, 2014 from 7.88 years at December 31, 2013, due to the lower expected prepayment speeds on newly originated MSRs. The assumed credit losses decreased 1.07% to 8.05% at March 31, 2014 from 9.12% at December 31, 2013, due to slightly lower credit risk identified on certain newly originated MSRs. On a periodic basis, the majority of these MSRs are reviewed by outside valuation experts.

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

	March 31, 2014	December 31, 2013
Excess spread financing - fair value	$978,183	$986,410
Weighted-average assumptions:
Mortgage prepayment speeds	10.5%	10.6%
Average life of mortgage loans	4.7 years	4.7 years
Discount rate	13.5%	13.9%
As of March 31, 2014, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speeds decreased 0.1% to 10.5% at March 31, 2014 from 10.6% at December 31, 2013, primarily due to the lower voluntary prepayment profiles on the excess spread financing arrangements that were entered into during 2014 in comparison with the expected voluntary prepayment profile of the excess spread financing entered into during 2013. The assumed average life of mortgage loans was 4.67 years at March 31, 2014 and at December 31, 2013. The assumed discount rate decreased 0.4% to 13.5% at March 31, 2014 from 13.9% at December 31, 2013, to account for the increase in market multiples in the first quarter of 2014.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

	For the three months ended March 31. 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$986,410	$288,089
Additions:
New financings	37,859	755,344
Deductions:
Settlements	(42,717)	(130,356)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(5,103)	148,852
Other changes in fair value	1,734	(75,519)
Fair value at the end of the period	$978,183	$986,410

During 2013, we launched a new servicing acquisition structure. Under this structure, we sold approximately $44.3 billion of UPB of mortgage servicing rights as of December 31, 2013, that are accounted for as a financing. In addition, we sold an additional $28.2 billion of UPB in the three months ended March 31, 2014. The activity in our mortgage servicing financing liability carried at fair value is as follows for the dates indicated (in thousands):

	For the three months ended March 31. 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$29,874	$—
Additions:
New financings	20,651	29,874
Deductions:
Settlements	—	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(4,407)	—
Other changes in fair value	(6,381)	—
Fair value at the end of the period	$39,737	$29,874
Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2014 and December 31, 2013 being advance financing rates, advance recovery rates and working capital assumptions.
We have also acquired reverse MSRs and funded but unsecuritized advances from third parties. We recorded the assets acquired and obligations assumed at relative fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

We utilize the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. The most significant assumptions utilized in determining the fair value of the reverse MSRs were weighted average life, which was assumed to be 5.98 years and 6.07 years as of March 31, 2014 and December 31, 2013, respectively, and lifetime constant prepayment rate, for which a 13.45% and 13.23% was utilized as of March 31, 2014 and December 31, 2013, respectively. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of March 31, 2014 or December 31, 2013.

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the three months ended March 31, 2014 and 2013.

Three months ended March 31,	2014	2013
($ in millions, except for average loan amount)
Loan count	166,041	167,460
Ending unpaid principal balance	$28,927	$28,242
Average loan amount	$174,219	$168,650
Average coupon	2.97%	3.03%
Average borrower age	77	76
Servicing Fee Income
Servicing fee income consists of the following for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Servicing fee income	$235,201	$172,081
Loss mitigation and performance-based incentive fees	13,012	5,806
Modification fees	32,808	24,717
Late fees and other ancillary charges	17,797	11,593
Reverse mortgage fees	13,539	18,693
Other servicing fee related revenues	6,182	7,120
Total servicing fee income before MSR fair value adjustments	318,539	240,010
MSR fair value adjustments	(78,349)	(9,659)
Fair value adjustments on MSR financing liability	10,788	—
Fair value adjustments on excess spread financing	3,369	(23,891)
Total servicing fee income	$254,347	$206,460
The following tables provide servicing fee income and UPB by primary servicing and reverse servicing for and at the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Primary servicing	$305,000	$221,317
Reverse servicing	13,539	18,693
Total servicing fee income before MSR fair value adjustments	$318,539	$240,010

	March 31, 2014	March 31, 2013
UPB (in millions)
Owned forward servicing portfolio - unencumbered	$80,790	$65,616
Owned forward servicing portfolio - subject to excess spread financing	250,262	175,926
Subserviced forward servicing portfolio	24,426	42,700
Total unpaid principal balance	$355,478	$284,242

Servicing Segment for the Three Months Ended March 31, 2014 and 2013
Service Fee Income

Servicing fee income was $254.3 million for the three months ended March 31, 2014 compared to $206.5 million for the three months ended March 31, 2013, an increase of $47.8 million, or 23.1%, primarily due to the net effect of the following:
.

•
Increase of $63.1 million due to higher average UPB on our forward servicing portfolio, which averaged $333.3 billion in the 2014 period compared to $180.4 billion in the comparable 2013 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $210.9 billion in the 2014 period compared to $117.5 billion in the comparable 2013 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $111.4 billion in the three months ended March 31, 2014 compared to $52.1 billion in the comparable 2013 period.

•	Increase of $7.2 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

The table below provides a summary of our loss mitigation activities for the periods indicated:

	For the three months ended March 31,
	2014	2013
Modifications	$15,412	$6,685
Workouts	7,405	6,269
Total Units	$22,817	$12,954

•	Increase of $8.1 million due to higher modification fees earned from HAMP and non-HAMP modifications.

	For the three months ended March 31,
	2014	2013
HAMP	$5,574	$1,902
Non HAMP	9,838	4,783
Total Units	$15,412	$6,685

•	Increase of $6.2 million from increased collections from late fees and other ancillary charges.

•	Decrease of $5.2 million from fees earned from our reverse mortgage portfolio.

•
Decrease of $68.6 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expense on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value include the estimated effects of loan modifications on expected cash flows, as well as market changes in the multiples applied to the servicing asset. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe other major market participants would also use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe other major market participants would also use to value their MSRs. We periodically compare our internal MSR valuation to third-party valuation of our MSRs to help substantiate our market assumptions. See Note 8, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.

•
Increase of $27.3 million from change in fair value of our excess spread financing arrangements. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we treated as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value.

•
Increase of $10.8 million from the change in fair value of our mortgage servicing rights financing liability. In conjunction with our new servicing acquisition structure, we entered into several sale agreements on our outstanding advances, which we treated as financings, whereby we sold the right to payment on outstanding servicer advances. We also sold the right to receive the basic fee component on the related MSRs in exchange for the Purchaser to remit a portion of the basic fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. We measure these financings at fair value.

Other Fee Income
Other fee income was $86.8 million for the three months ended March 31, 2014 compared to $39.1 million for the three months ended March 31, 2013, an increase of $47.7 million, or 122.0%, due to an increase in Solutionstar revenues as a result of our Equifax acquisition combined with higher commissions earned on lender placed insurance and higher REO sales commissions.
Expenses and Impairments
Expenses and impairments were $206.0 million for the three months ended March 31, 2014 compared to $147.6 million for the three months ended March 31, 2013, an increase of $58.4 million, or 39.6%, primarily due to the increase of $14.6 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount to 4,099 in the 2014 period from 3,331 in the 2013 period and an increase of $43.7 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

The following table provides primary servicing, reverse servicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands). Other Servicing Segment expenses primarily includes share-based compensation expenses.

	For the three months ended March 31,
	2014	2013
Primary servicing	$172,145	$128,425
Reverse servicing	17,927	12,707
Adjacent businesses	9,481	2,174
Other Servicing Segment expenses	6,410	4,303
Total expenses and impairments	$205,963	$147,609
Other Income (Expense)
Total other expense was $93.4 million for the three months ended March 31, 2014 compared to $57.1 million for the three months ended March 31, 2013, an increase in expense, net of income, of $36.3 million or 63.6%, primarily due to the net effect of the following:

•
Interest income was $18.7 million for the three months ended March 31, 2014 compared to $13.4 million for the three months ended March 31, 2013, an increase of $5.3 million, due in part to higher interest earned on our participating interests in reverse mortgages.

•
Interest expense was $114.6 million for the three months ended March 31, 2014 compared to $71.3 million for the three months ended March 31, 2013, an increase of $43.3 million, or 60.7%, primarily due to higher average outstanding debt as a result of our $0.9 billion in unsecured senior notes that were issued in 2013. Interest expense from the unsecured senior notes was $35.6 million and $22.7 million, for the three months ended March 31, 2014 and 2013, respectively.

Originations Segment
The Originations Segment involves the origination, packaging, and sale of GSE mortgage loans into the secondary markets via whole loan sales or securitizations.

The following table summarizes our consolidated pre-tax operating results for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Revenues:
Servicing fee income	$—	$—
Other fee income (expense)	14,792	5,896
Total fee income (expense)	14,792	5,896
Gain on mortgage loans held for sale	116,200	179,793
Total revenues	130,992	185,689
Expenses and impairments:
Salaries, wages and benefits	69,985	61,981
General and administrative	34,667	46,739
Occupancy	3,668	3,182
Total expenses and impairments	108,320	111,902
Other income (expense):
Interest income	21,521	10,979
Interest expense	(36,603)	(16,759)
Total other income (expense)	(15,082)	(5,780)
Income before taxes	$7,590	$68,007

Increase in originations volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the periods indicated.

	For the three months ended March 31,
Originations Volume (in millions)	2014	2013
Retail	$3,290.5	$2,043.1
Wholesale	—	1,102.7
Correspondent	1,458.4	267.2
Total Originations	$4,748.9	$3,413.0
Originations Segment for the Three Months Ended March 31, 2014 and 2013
Originations Revenue
Total revenue was $131.0 million for the three months ended March 31, 2014 compared to $185.7 million for the three months ended March 31, 2013, a decrease of $54.7 million, or 29.5%, primarily due to a decrease on gain on mortgage loans held for sale.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

	For the three months ended March 31,
	2014	2013
Gain on sale	$193,728	$139,130
Provision for repurchases	(7,127)	(5,803)
Capitalized servicing rights	58,304	31,268
Fair value mark-to-market adjustments	(154,738)	(6,934)
Mark-to-market on derivatives/hedges	26,033	22,132
Total gain on mortgage loans held for sale	$116,200	$179,793

Gain on mortgage loans held for sale was $116.2 million for the three months ended March 31, 2014, compared to $179.8 million for the three months ended March 31, 2013, a decrease of $63.6 million, or 35.4%, primarily due to the net effect of the following:

•
Increase of $54.6 million from the increase in originations volume which increased to $4.7 billion for the three months ended March 31, 2014 compared to $3.4 billion for the three months ended March 31, 2013.

•	Increase of $27.0 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

•	Increase of $3.9 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

•	Decrease of $147.8 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $1.3 million from a larger provision for repurchases as a result of the increase in our loan sale volume, partially offset by a lower expected loss rate.
Expenses and Impairments
Expenses and impairments were $108.3 million for the three months ended March 31, 2014 compared to $111.9 million for the three months ended March 31, 2013, a decrease of $3.6 million, or 3.2%, primarily due to the net effect of the following:

•	Increase of $8.0 million in salaries, wages and benefits expense due to an increase in average headcount, which averaged 2,464 in 2014 compared to 1,800 in 2013.

•	Decrease of $11.6 million in general and administrative and occupancy expense primarily due to sale of our wholesale originations business.
Other Income and Expenses
Total other expense was $15.1 million for the three months ended March 31, 2014 compared to $5.8 million for the three months ended March 31, 2013, an increase in expense, net of income, of $9.3 million primarily due to the net effect of the following:

•
Interest income was $21.5 million for the three months ended March 31, 2014 compared to $11.0 million for the three months ended March 31, 2013, an increase of $10.5 million, or 95.5%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•
Interest expense was $36.6 million for the three months ended March 31, 2014 compared to $16.8 million for the three months ended March 31, 2013, an increase of $19.8 million, or 117.9%, primarily due to an increase in originations volume in 2014 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans. Additionally, we recognized $6.4 million additional interest expense on unsecured senior notes.

Legacy Portfolio and Other
Our Legacy Portfolio and Other consist of non-prime and nonconforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. Subsequent to the transfer date, we completed the securitization of the mortgage loans, which was structured as a secured borrowing. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.
The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the periods indicated (in thousands).

	March 31,
	2014	2013
Performing – UPB	$210,090	$266,854
Nonperforming (90+ Delinquency) - UPB	87,538	81,968
REO - Estimated Fair Value	14,232	15,487
Total Legacy Portfolio and Other – UPB	$311,860	$364,309

Legacy Portfolio and Other for the Three Months Ended March 31, 2014 and 2013
Total revenues were $(0.4) million for the three months ended March 31, 2014 as compared to $0.4 million for the three months ended March 31, 2013.
Total expenses and impairments were $6.9 million for the three months ended March 31, 2014 compared to $9.1 million for the three months ended March 31, 2013, an decrease of $2.2 million, or 24.2%. The decrease in expenses and impairments was primarily due to lower losses on loans held for investment and foreclosed real estate during the current period.
Interest expense, net of interest income was $2.0 million for the three months ended March 31, 2014 compared to $0.5 million in interest income for the three months ended March 31, 2013. The increase was a result of higher bank fees incurred on our outstanding bank facilities. For the current quarter ended March 31, 2014, we incurred $2.5 million compared to $0.9 million for the same period in 2013.
In addition, we recorded a gain on interest rate swaps and caps of $0.3 million for the three months ended March 31, 2014, compared to gain of $0.5 million recorded during the comparable 2013 period. In conjunction with the Reorganization, FIF contributed outstanding interest rate swaps in March 2012 to Nationstar. These interest rate swaps generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. These interest rate swaps have not been designated as accounting hedges.

Analysis of Items on Consolidated Balance Sheet

Assets
Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various MRAs. Restricted cash was $471.6 million at March 31, 2014, a decrease of $121.1 million from December 31, 2013, primarily a result of our sale and transfer of servicer advances to a new servicing acquisition structure entered into in December 2013. Under this new structure, we sold the outstanding equity interests in certain servicer advance facilities. As a result of this transaction the outstanding custodial accounts have been transferred to the Purchaser.

Accounts receivable consists primarily of advances made to securitization trusts and various taxing authorities, as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts. Accounts receivable decreased $1.5 billion to $4.1 billion at March 31, 2014, primarily due to $1.6 billion in servicer advances sold during the first quarter 2014 to New Residential.

Mortgage loans held for sale are primarily carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $1.7 billion at March 31, 2014, a decrease of $0.9 billion from December 31, 2013, primarily due to $6.4 billion of loan sales and payments during the 2014 period partially offset by $5.4 billion in loans originated or purchased.

Mortgage loans held for investment, principally subject to nonrecourse debt - Legacy Assets consist of nonconforming or non-prime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets was $204.4 million at March 31, 2014, a decrease of $6.7 million from December 31, 2013. This decrease was primarily a result of increased liquidation and payoffs on the outstanding pool of mortgage loans.

Reverse mortgage interests consists of scheduled and unscheduled draws on reverse residential mortgage loans, capitalized interest and servicing fees, and fees paid to taxing authorities to cover unpaid taxes and insurance. Reverse mortgage interests were $1.6 billion at March 31, 2014, an increase of $0.2 billion from December 31, 2013, primarily due to additional amounts advanced under reverse mortgage interests.

MSRs consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets and certain reverse residential mortgage loans. MSRs were $2.6 billion at March 31, 2014, an increase of $0.1 billion over December 31, 2013, primarily a result of the purchase of servicing portfolios for $108.3 million combined with capitalization of $58.3 million newly created MSRs, offset partially by a $78.3 million decrease in the fair value of our MSRs.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net was $119.3 million at March 31, 2014, an increase of $0.1 million from December 31, 2013, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

Derivative financial instruments include IRLCs, forward sales of MBS, forward sales commitments, LPCs and interest rate swaps, all of which are recorded at fair value. Derivative financial instruments decreased $28.1 million from December 31, 2013 to $95.8 million at March 31, 2014. The change was primarily driven by an decrease in the value of outstanding Forward MBS trades which decreased $25.5 million from December 31, 2013.

Other assets include collateral deposits on derivative instruments, deferred financing costs, REO, receivables from affiliates, prepaid expenses and loans subject to repurchase rights from Ginnie Mae. Other assets decreased $33.3 million from December 31, 2013 to $327.1 million. The change is primarily due to a $20.9 million decrease in outstanding collateral deposits on derivative instruments, combined with a decrease in deferred financing costs of $7.0 million, a $3.6 million decrease in receivables from affiliates, and a $5.8 million decrease in prepaid expenses.

Liabilities and Stockholders' Equity

At March 31, 2014, total liabilities were $10.6 billion, a $2.4 billion decrease from December 31, 2013. The decrease was primarily due to a $2.4 billion decrease in notes payable as we sold outstanding advances and transferred debt obligations to a third party, a decrease in excess spread financing of $8.2 million, a decrease in payables and accrued liabilities of $119.1 million, partially offset by an increase in participating interest financing of $98.8 million.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $44.5 million and $40.7 million at March 31, 2014 and December 31, 2013, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	Three months ended March 31, 2014	Year Ended December 31, 2013
Repurchase reserves, beginning of period	$40,695	$18,511
Additions	7,127	33,121
Charge-offs	(3,344)	(10,937)
Repurchase reserves, end of period	$44,478	$40,695

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	Three months ended March 31, 2014		Year Ended December 31, 2013
	UPB	Count	UPB	Count
Beginning balance	$43.0	176	$14.0	79
Repurchases & indemnifications	(1.8)	(13)	(8.9)	(55)
Claims initiated	18.7	84	93.4	439
Rescinded	(29.1)	(127)	(55.5)	(287)
Ending Balance	$30.8	120	$43.0	176

The following table details our loan sales by period (dollars in billions):

	Three months ended March 31,		Year Ended December 31,
	2014		2013		2012		2011		2010		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$5.3	29,452	$23.0	109,963	$6.9	31,261	$3.3	16,629	$2.6	13,090	$41.1	200,395

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

At March 31, 2014, total Nationstar Inc. stockholders' equity was $1.0 billion, a $22.3 million increase from December 31, 2013, which is primarily attributable to net income of $24.0 million in the 2014 period, $2.8 million in share-based compensation, $2.2 million in excess tax benefit from share based compensation and offset by $4.8 million as a result of the vesting of share-based compensation.

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

Liquidity and Capital Resources
Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance decreased to $404.1 million as of March 31, 2014 from $441.9 million as of December 31, 2013, primarily due to cash inflows from operating and investing activities, offset by cash outflows in our financing activities.

We grew our servicing portfolio to $384.4 billion in UPB as of March 31, 2014 from $312.5 billion in UPB as of March 31, 2013. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused primarily on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are held for sale.

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

In 2012, we acquired the servicing rights of approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers. These advances are temporarily financed through our reverse participations and max claim buyouts financing facility. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At March 31, 2014, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.2 billion.

From 2010 through 2013, we have completed offerings of $2.4 billion of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from
6.500% to 10.875%.

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

Pursuant to the terms of our agreements with New Residential, for certain pools of loans, New Residential now has the obligation to fund future advances on the related loans.

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

Operating Activities

Our operating activities provided $617.3 million of cash flow for the three months ended March 31, 2014 and used $360.3 million of cash flow for the same period in the prior year. The increase in cash provided by operating activities of $977.6 million during the 2014 period was primarily due to the significant increase in payments and proceeds on our mortgage loans held for sale offset by an increase in originations volume. The increase was primarily due to the net effect of the following:

•
This increase in cash outflows was primarily due to an increase of $2,666.4 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $6,361.3 million in cash proceeds from loan sales and principal collections for the three months ended March 31, 2014, compared to $3,694.9 million for the comparable 2013 period. We originated and purchased $5,402.9 million in residential mortgage loans during the three month period ended March 31, 2014, compared to $3,781.2 million in mortgage originations and purchases for the comparable 2013 period.

•
Increase of $123.4 million in cash outflows from working capital which used $318.9 million for the three months ended March 31, 2014 compared to $195.5 million in cash outflow for the comparable 2013 period.

Investing Activities

Our investing activities provided $104.4 million and used $339.8 million of cash flow for the three months ended March 31, 2014 and 2013, respectively. The $444.2 million increase in cash flows provided by investing activities from the 2013 period to the 2014 period was primarily a result of our sale of servicer advances during the 2014 period. We received cash proceeds of $182.9 million on the sale of servicer advances in 2014, with no corresponding cash receipts during the 2013 period.

Financing Activities

Our financing activities used $759.5 million and provided $767.5 million of cash flow during the three months ended March 31, 2014 and 2013, respectively. The $1,527.0 million decrease in cash flows from our financing activities was primarily the result the decrease in our notes payable balance due to the sale of advance receivables. In addition, we raised $599.3 million in cash proceeds during the three months ended March 31, 2013, with no corresponding cash receipts in the 2014 period.

Contractual Obligations

There were no material changes to our outstanding contractual obligations as of March 31, 2014, from amounts previously disclosed in our Annual Report on Form 10-K filed on February 27, 2014.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 4, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements, which is herein incorporated by reference.

Derivatives

See Note 11, Derivative Financial Instruments, of the notes to the consolidated financial statements for a summary of Nationstar's derivative transactions, which is herein incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the discussion of market risks included in Part II, Item 7A of our Form 10-K filed February 27, 2014, which is herein incorporated by reference. There has been no material change in the types of market risks faced by us since December 31, 2013.
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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at March 31, 2014 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 18 - Commitments and Contingencies).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2014 - January 31, 2014	—	—	—	—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	149,430	30.10	—	—
Total	149,430	30.10	—	—

1 The 149,430 shares of common stock of Nationstar Inc. reported herein represent the surrender of these shares to Nationstar Inc. in an amount equal to the amount of tax withheld by Nationstar Inc. in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar Inc. has no publicly announced plans or programs to repurchase Nationstar Inc. common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1
Amendment No. 1, dated October 9, 2013 to the Base Indenture and to the Series 2013-VF1 Indenture Supplement, among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.2
Amendment No. 2 , dated February 28, 2014 to the Base Indenture and to the Series 2013-VF1 Indenture Supplement, among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.3
Amendment No. 3 to Series 2013-VF1 Indenture Supplement, dated April 18, 2014 among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.4
Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent
X

10.1	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.2	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.3**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of February 24, 2014					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

May 9, 2014	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 9, 2014	/s/ David C. Hisey
Date	David C. Hisey Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1
Amendment No. 1, dated October 9, 2013 to the Base Indenture and to the Series 2013-VF1 Indenture Supplement, among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.2
Amendment No. 2 , dated February 28, 2014 to the Base Indenture and to the Series 2013-VF1 Indenture Supplement, among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.3
Amendment No. 3 to Series 2013-VF1 Indenture Supplement, dated April 18, 2014 among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent
X

4.4
Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent

X

10.1	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.2	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.3**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of February 24, 2014					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.