Form 10-Q
period 2014-06-30
Nationstar Mortgage Holdings Inc.
filed 2014-08-06
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 31, 2014: 90,983,376

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$623,927	$441,902
Restricted cash	334,910	592,747
Accounts receivable	2,809,436	5,636,482
Mortgage loans held for sale, $2,224,205 and $2,585,340 at fair value, respectively	2,224,821	2,603,380
Mortgage loans held for investment, net of allowance for loan losses of $4,193 and $2,144 respectively	199,125	211,050
Reverse mortgage interests	1,772,386	1,434,506
Mortgage servicing rights, $2,678,134 and $2,488,283 at fair value, respectively	2,691,449	2,503,162
Property and equipment, net of accumulated depreciation of $93,985 and $74,723 respectively	123,720	119,185
Derivative financial instruments	95,328	123,878
Other assets	292,672	360,397
Total assets	$11,167,774	$14,026,689
Liabilities and stockholders' equity
Notes payable	$4,017,943	$6,984,351
Unsecured senior notes	2,443,962	2,444,062
Payables and accrued liabilities	1,071,626	1,308,450
Derivative financial instruments	33,116	8,526
Mortgage servicing liabilities	80,492	82,521
Other nonrecourse debt	2,438,074	2,208,881
Total liabilities	10,085,213	13,036,791
Commitments and contingencies – See Note 15	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 91,018 shares and 90,330 shares issued at June 30, 2014 and December 31, 2013, respectively	906	906
Additional paid-in-capital	580,322	566,642
Retained earnings	512,832	422,341
Treasury shares; 467 shares and 168 shares at cost, respectively	(16,322)	(6,944)
Accumulated other comprehensive income	—	1,963
Total Nationstar stockholders' equity	1,077,738	984,908
Noncontrolling interest	4,823	4,990
Total equity	1,082,561	989,898
Total liabilities and equity	$11,167,774	$14,026,689
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Servicing fee income	$258,099	$263,309	$498,263	$460,905
Other fee income	118,718	57,795	220,265	102,674
Total fee income	376,817	321,104	718,528	563,579
Gain on mortgage loans held for sale	172,916	282,561	300,852	471,148
Total revenues	549,733	603,665	1,019,380	1,034,727
Expenses and impairments:
Salaries, wages and benefits	154,052	171,630	310,647	306,617
General and administrative	181,185	159,082	337,385	284,724
Loss on foreclosed real estate and other	2,495	1,858	3,095	3,865
Occupancy	8,979	7,281	16,717	13,216
Total expenses and impairments	346,711	339,851	667,844	608,422
Other income (expense):
Interest income	42,941	52,437	86,884	82,045
Interest expense	(139,422)	(117,911)	(296,022)	(210,285)
Gain (loss) on interest rate swaps and caps	(953)	789	1,868	2,057
Total other income (expense)	(97,434)	(64,685)	(207,270)	(126,183)
Income before taxes	105,588	199,129	144,266	300,122
Income tax expense	38,941	75,669	53,942	114,046
Net income	66,647	123,460	90,324	186,076
Less: Net gain (loss) attributable to noncontrolling interests	192	—	(167)	—
Net income attributable to Nationstar	66,455	123,460	90,491	186,076
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedge	—	1,819	(1,963)	1,819
Comprehensive income	$66,455	$125,279	$88,528	$187,895

Earnings per share:
Basic earnings per share	$0.74	$1.38	$1.01	$2.08
Diluted earnings per share	$0.74	$1.37	$1.01	$2.07
Weighted average shares:
Basic	89,465	89,462	89,404	89,357
Dilutive effect of stock awards	729	890	592	716
Diluted	90,194	90,352	89,996	90,073
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2012	90,460	$905	$556,056	$205,287	$—	$(4,566)	$—	$757,682	$—	$757,682
Shares issued under incentive plan	82	3	(3)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	4,579	—	—	—	—	4,579	—	4,579
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares canceled	(212)	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	217,054	—	—	—	217,054	—	217,054
Balance at December 31, 2013	90,330	906	566,642	422,341	(6,944)	—	1,963	984,908	4,990	989,898
(unaudited)
Shares (including forfeitures) issued under incentive plan	1,155	—	—	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	6,868	—	—	—	—	6,868	—	6,868
Excess tax benefit from share-based compensation	—	—	2,189	—	—	—	—	2,189	—	2,189
Shares acquired by Nationstar related to incentive compensation awards	—	—	4,623	—	(9,378)	—	—	(4,755)	—	(4,755)
Net income	—	—	—	90,491	—	—	—	90,491	(167)	90,324
Balance at June 30, 2014	91,485	$906	$580,322	$512,832	$(16,322)	$—	$—	$1,077,738	$4,823	$1,082,561

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the six months ended June 30,
	2014	2013
Operating activities
Net income attributable to Nationstar	$90,491	$186,076
Reconciliation of net income to net cash attributable to operating activities:
Share-based compensation	6,868	5,717
Net tax effect of stock grants	(2,189)	(2,660)
Loss on foreclosed real estate and other	3,095	3,865
Gain on mortgage loans held for sale	(300,852)	(471,148)
Mortgage loans originated and purchased, net of fees	(11,470,908)	(10,948,657)
Proceeds on sale of and payments of mortgage loans held for sale	12,089,338	8,605,555
Gain on derivatives including ineffectiveness	(1,868)	(2,057)
Cash settlement on derivative financial instruments	1,352	(4,544)
Depreciation and amortization	20,401	9,691
Amortization of premiums/discounts	13,037	20,018
Fair value changes in excess spread financing	23,767	47,672
Fair value changes and amortization/accretion of mortgage servicing rights	123,573	(23,767)
Fair value change in mortgage servicing rights financing liability	(49,257)	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	844,653	371,241
Reverse mortgage interests	(364,968)	(320,692)
Other assets	65,614	(29,258)
Payables and accrued liabilities	(260,566)	323,517
Net cash attributable to operating activities	831,581	(2,229,431)
Investing activities
Property and equipment additions, net of disposals	(23,678)	(31,388)
Purchases of reverse mortgage servicing rights and interests	—	(15,059)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(187,803)	(959,703)
Proceeds on sale of servicer advances	512,527	—
Loan repurchases from Ginnie Mae	(8,073)	(20,806)
Proceeds from sales of REO	39,071	39,194
Acquisitions, net	(18,000)	(78,200)
Net cash attributable to investing activities	314,044	(1,065,962)
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the six months ended June 30,
	2014	2013
Financing activities
Transfers (to) / from restricted cash, net	241,423	(12,272)
Issuance of unsecured senior notes, net	—	894,269
Debt financing costs	(9,153)	(17,884)
Increase (decrease) in notes payable	(1,456,941)	1,882,377
Issuance of excess spread financing	111,118	330,862
Repayment of excess spread financing	(85,257)	(47,602)
Increase in participating interest financing in reverse mortgage interests	192,355	304,171
Proceeds from mortgage servicing rights financing	52,835	—
Repayment of nonrecourse debt – Legacy assets	(7,414)	(5,704)
Due to financial services companies	—	199,369
Contributions from joint venture member to noncontrolling interests	—	4,990
Net tax benefit for stock grants issued	2,189	2,660
Redemption of shares for stock vesting	(4,755)	(6,554)
Net cash attributable to financing activities	(963,600)	3,528,682
Net increase in cash and cash equivalents	182,025	233,289
Cash and cash equivalents at beginning of period	441,902	152,649
Cash and cash equivalents at end of period	$623,927	$385,938
Supplemental disclosures of cash activities
Cash paid for interest expense	$256,655	$166,038
Net cash received/paid for income taxes	(25,540)	102,216
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$2,125	$2,042
Transfer of reverse mortgage interest to REO at fair value	27,088	5,800
Mortgage servicing rights resulting from sale or securitization of mortgage loans	120,212	81,329
Tax related share-based settlement of common stock	4,755	6,554
Liabilities incurred from purchase of forward mortgage servicing rights	25,060	55,848
Change in value of cash flow hedge, net of tax - accumulated other comprehensive income (loss)	(1,963)	1,819
See accompanying notes to the consolidated financial statements.

1. Nature of Business and Basis of Presentation
Nature of Business
Nationstar Mortgage Holdings Inc., including all wholly-owned subsidiaries (collectively, Nationstar or the Company), a Delaware corporation, earns fees through the delivery of quality servicing, origination and transaction based services related principally to single-family residences.
Nationstar presents financial performance utilizing reportable segments aligned with how the operations are managed. The Servicing segment reflects the results of operations attributable to residential mortgage servicing rights acquired from and loans subserviced for third-parties and originated loans. The Solutionstar segment reflects financial performance related to real estate services (e.g., collateral valuation, title, and closing services) and technology and data services, including our HomeSearch.com real estate exchange portal. The Originations segment includes fees associated with loan originations and gains from the sale and securitization of loans. The Corporate and Other segment encompasses certain identified corporate costs as well as the 'Legacy' portfolio which includes primarily all subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor.
Basis of Presentation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments when the entity is not a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K filed on February 27, 2014. The results of operations for the interim periods disclosed are not necessarily indicative of the results that may be expected for the full year or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar evaluated subsequent events through the date these interim consolidated financial statements were issued.

2. Recent Accounting Developments

Accounting Standard Update No 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of
Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04), was created to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage so that the asset would be derecognized in the receivable and recognized as real estate property. This update specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate property. This update also provides that a disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is in the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (ASU 2014-09), was created to standardize revenue recognition process between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements. The standard outlines that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred. This amendment update is for all year-end and interim periods beginning after

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

December 15, 2016 and early application is not permitted. The adoption of ASU 2014-09 is not expected to have a material impact on our financial condition, liquidity or results of operations.
Accounting Standards Update No 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11), was created to provide greater disclosure in reference to repurchase agreements and similar transactions. For repurchase agreements, the entity must disclose the carrying amount of the assets derecognized at the derecognition date, the amount of gross proceeds received by the transferor at the time of derecognition, information about the transferor’s ongoing exposure to economic return on the transferred financial assets, amounts that are reported in the balance sheet arising from the transactions, disaggregation of the gross obligation by class of collateral pledged, remaining contractual tenor of the agreement, and a discussion of the potential risks associated with the agreements and the related collateral pledged and how these risks are managed. This amendment update is effective for year-end periods beginning after December 15, 2014 and early application is not permitted. The adoption of ASU 2014-11 is not expected to have a material impact on our financial condition, liquidly or results of operations.
ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, (ASU 2014-12), requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial condition, liquidity or results of operation.

3. Securitizations and Financings

In the normal course of business, Nationstar enters into various types of securitizations and asset-backed financing arrangements secured by assets. For disclosure purposes, Nationstar aggregates these transactions based upon those whether the transaction was treated as a sale (securitizations) or accounted for as a secured borrowing (financing).

Securitizations

With respect to securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the variable interest entity (VIE) as the beneficial interests that the Company holds in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at June 30, 2014 and December 31, 2013, the Company had no other significant assets in our consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. Nationstar's exposure to loss as a result of its' continuing involvement with the trusts is limited to the carrying values, if any, of its' investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its' advances to be remote because of its' position ahead of most of the other liabilities of the trusts. See Note 4 and Note 6 for additional information regarding advances and MSRs.

Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	June 30, 2014	December 31, 2013
Total collateral balances	$3,569,243	$3,831,473
Total certificate balances	3,587,836	3,843,694
A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	June 30, 2014	June 30, 2013
Unconsolidated securitization trusts	$936,178	$1,167,493

	For the three months ended June 30,		For the six months ended June 30,
Credit Losses	2014	2013	2014	2013
Unconsolidated securitization trusts	$80,890	$62,875	$147,432	$127,733

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$10,408	$—	$12,913	$—	18,186	$—	$19,704	$—
Financings
Nationstar maintains various agreements with special purpose entities (SPEs), under which Nationstar transfers mortgage loans and/or servicing advance receivables on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans or servicing advance receivables. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on Nationstar’s consolidated balance sheets. Collections on the mortgage loans and/or servicing advance receivables pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to Nationstar and can only look to the assets of the SPEs themselves for satisfaction of the debt.

Advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Nationstar is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances and mortgage loans. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our consolidated balance sheets as accounts receivable and the related liabilities as notes payable. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Nationstar.

Nationstar has issued pools of Home Equity Conversion Mortgage Backed Securities to third-party investors collateralized by advances on the related Home Equity Conversion Mortgages. These transactions are accounted for as secured financings with the reverse mortgage interests and the related financing included in the consolidated financial statements of Nationstar as consolidated VIEs

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of June 30, 2014 and December 31, 2013 is presented in the following tables:

	June 30, 2014		December 31, 2013
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$133,182	$—	$272,188	$—
Reverse mortgage interests	—	1,216,744	—	1,039,645
Accounts receivable	1,204,759	—	4,031,444	—
Mortgage loans held for investment, net	197,826	—	208,263	—
Derivative financial instruments	553	—	3,691	—
Other assets	1,824	—	2,375	—
Total Assets	$1,538,144	$1,216,744	$4,517,961	$1,039,645
LIABILITIES
Notes payable	$1,095,166	$—	$3,672,726	$—
Payables and accrued liabilities	1,577	—	4,242	—
Nonrecourse debt–Legacy Assets	82,731	—	89,107	—
Participating interest financing	—	1,285,853	—	1,080,718
Total Liabilities	$1,179,474	$1,285,853	$3,766,075	$1,080,718

4. Accounts Receivable

Accounts receivable consists primarily of accrued revenues, including accrued servicing fees and commissions, accrued interest on mortgage loans and securitizations and borrower advances made to securitization trusts, and other third parties as required under various servicing agreements related to delinquent loans, which are ultimately repaid from the securitization trusts or the borrower.
Accounts receivable consist of the following:

	June 30, 2014	December 31, 2013
Servicer advances, net of purchase discount $8,875 and $62,217, respectively	$2,473,541	$5,099,670
Reverse mortgage servicer advances	157,485	93,494
Receivables from trusts and agencies	74,536	105,917
Accrued revenues	21,430	134,440
Accrued interest	3,107	6,970
Other	79,337	195,991
Total accounts receivable	$2,809,436	$5,636,482

During the three and six month period ended June 30, 2014, the Company accreted $3.4 million and $8.4 million, respectively, of the purchase discounts from recovered servicer advances into interest income.

In 2014, Nationstar sold approximately $2.2 billion of servicer advances to an unaffiliated third-party. Consequently, the related purchase discount of $52.9 million was eliminated from Nationstar's consolidated balance sheet (see Note 10 - Indebtedness).

5. Mortgage Loans Held for Sale and Investment, including Reverse Mortgage Interests

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Mortgage loans held for sale consist of the following:

	June 30, 2014	December 31, 2013
Mortgage loans held for sale – unpaid principal balance	$2,101,271	$2,532,881
Mark-to-market adjustment	123,550	70,499
Total mortgage loans held for sale	$2,224,821	$2,603,380
Nationstar had $35.0 million and $69.5 million mortgage loans held for sale on nonaccrual status at June 30, 2014 and December 31, 2013, respectively. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that were repurchased solely to modify the loans. Upon completion of the modification the loans are expected to be subject to sale to a GSE. The fair value of loans held for sale on nonaccrual status at June 30, 2014 and December 31, 2013, was approximately $29.9 million and $63.5 million, respectively.
A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table:

	For the six months ended
	June 30, 2014	June 30, 2013
Mortgage loans held for sale – beginning balance	$2,603,380	$1,480,537
Mortgage loans originated and purchased, net of fees	11,470,908	10,922,288
Proceeds on sale of and payments of mortgage loans held for sale	(11,847,367)	(8,383,274)
Transfer of mortgage loans held for sale to held for investment or other assets	(2,100)	(1,310)
Mortgage loans held for sale – ending balance	$2,224,821	$4,018,241

The following table presents a summary of cash flows received on transfers accounted for as sales for the periods indicated:

	For the six months ended
	June 30, 2014	June 30, 2013
Proceeds received from transfers	$10,562,963	$8,819,355
UPB of loans sold	11,092,555	8,417,567
Gains recognized	351,362	294,464
Mortgage servicing rights recognized	120,212	81,329
For certain loans sold to Ginnie Mae, Nationstar, as the servicer has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to repool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the six months ended June 30, 2014, Nationstar repurchased $2.3 billion of mortgage loans out of Ginnie Mae securitization pools.
Mortgage loans held for investment, net
Mortgage loans held for investment, net consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued nonrecourse debt principally associated with our Legacy Assets.
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income when management believes a loss is probable on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the loss is charged against the allowance for loan

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Mortgage loans held for investment, net as of the dates indicated include:

	June 30, 2014	December 31, 2013
Mortgage loans held for investment, net – unpaid principal balance	$289,915	$305,085
Transfer discount
Accretable	(16,352)	(17,362)
Non-accretable	(70,245)	(74,529)
Allowance for loan losses	(4,193)	(2,144)
Total mortgage loans held for investment, net	$199,125	$211,050

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the six months ended June 30, 2014	Year ended December 31, 2013
Accretable Yield
Balance at the beginning of the period	$17,362	$19,749
Additions	—	—
Accretion	(1,532)	(3,235)
Reclassifications from (to) nonaccretable discount	522	848
Balance at the end of the period	$16,352	$17,362
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.5 million for the six months ended June 30, 2014 and $0.8 million for the year ended December 31, 2013. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

 Delinquency status and loan-to-value ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is delinquency status. Loan delinquencies and unpaid principal balances are updated based upon collection activity. Collateral values are updated from third-party providers on a periodic basis. The collateral values used to derive the LTVs shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, Nationstar takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.
Reverse mortgage interests
Reverse mortgage interests include advances, recoverable upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of June 30, 2014 and December 31, 2013, Nationstar had $1.8 billion and $1.4 billion, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	June 30, 2014	December 31, 2013
UPB of advances previously securitized by Nationstar	$1,216,744	$1,039,645
UPB of advances not securitized	556,843	395,663
Allowance for losses - reverse mortgage interests	(1,201)	(802)
Total reverse mortgage interests	$1,772,386	$1,434,506
Nationstar collectively evaluates all reverse mortgage interest assets for impairment. Nationstar recorded a provision for loan losses related to its reverse mortgage interests of $0.4 million for the six months ended June 30, 2014 and $0.3 million for the year ended December 31, 2013.

6. Mortgage Servicing Rights (MSRs)
MSRs at fair value

MSRs arise from contractual agreements between Nationstar and investors in mortgage securities and mortgage loans. Nationstar records MSR assets when it sells loans on a servicing-retained basis, at the time of a securitization that qualifies and meets requirements for sale accounting or through the acquisition or assumption of the right to service a financial asset. Under these contracts, Nationstar performs loan servicing functions in exchange for fees and other remuneration. Nationstar has elected to record these MSRs at fair value.

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
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	June 30, 2014	December 31, 2013
Discount rate	12.30%	14.17%
Total prepayment speeds	20.38%	20.34%
Expected weighted-average life	4.70 years	4.63 years
Credit losses	22.01%	22.87%
Interest Rate Sensitive MSRs	June 30, 2014	December 31, 2013
Discount rate	9.39%	10.50%
Total prepayment speeds	10.56%	8.97%
Expected weighted-average life	6.91 years	7.88 years
Credit losses	5.18%	9.12%

The activity of MSRs carried at fair value is as follows for the dates indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the six months ended June 30, 2014	Year ended December 31, 2013
Fair value at the beginning of the period	$2,488,283	$635,860
Additions:
Servicing resulting from transfers of financial assets	120,212	248,381
Purchases of servicing assets	193,677	1,545,584
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(13,670)	355,586
Other changes in fair value	(110,368)	(297,128)
Fair value at the end of the period	$2,678,134	$2,488,283
UPB of forward loans serviced for others
Credit sensitive loans	$253,290,370	$266,757,777
Interest sensitive loans	71,301,321	56,056,362
Total owned loans	$324,591,691	$322,814,139

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at June 30, 2014 and December 31, 2013:

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2014
Mortgage servicing rights	$(92,674)	$(177,829)	$(112,904)	$(218,072)	$(137,023)	$(271,423)
December 31, 2013
Mortgage servicing rights	$(74,681)	$(151,899)	$(101,590)	$(195,445)	$(89,958)	$(178,669)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors (i.e., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
MSRs at amortized cost
Additionally, Nationstar owns servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (e.g., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.6 billion and $28.9 billion as of June 30, 2014 and December 31, 2013. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At June 30, 2014 and December 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

service fee income based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	For the six months ended		Year ended
	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$14,879	$82,521	$10,973	$83,238
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	3,980	—
Deductions:
Amortization/Accretion	(1,564)	(2,029)	(74)	(717)
Balance at end of the period	$13,315	$80,492	$14,879	$82,521
Fair value at end of period	$36,997	$62,680	$29,192	$63,996
Subserviced loans
Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At June 30, 2014 and December 31, 2013, the unpaid balances under subservicing arrangements were $25.9 billion and $35.4 billion, respectively.

7. Other Assets
Other assets consisted of the following:

	June 30, 2014	December 31, 2013
Loans subject to repurchase right from Ginnie Mae	$66,255	$120,736
Deferred financing costs	55,975	73,030
Goodwill	54,701	38,820
Real estate owned (REO), net	47,008	45,632
Intangible assets	20,752	21,737
Prepaid expenses	13,411	21,993
Receivables from affiliates	5,007	8,861
Collateral deposits on derivative instruments	27,945	25,932
Other	1,618	3,656
Total other assets	$292,672	$360,397
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $66.3 million at June 30, 2014 and $120.7 million at December 31, 2013.
In May 2014, Nationstar acquired Real Estate Digital, LLC (RED). In the initial purchase price allocations, Nationstar recorded $15.9 million in goodwill on its consolidated balance sheet.

8. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	June 30, 2014	December 31, 2013
Payables to servicing and subservicing investors(1)	$290,724	$359,214
Payables to insurance carriers and insurance cancellation reserves	144,596	164,244
Taxes	111,651	35,961
Accrued interest	68,625	76,303
Loans subject to repurchase from Ginnie Mae	66,255	120,736
MSR purchases payable including advances	45,924	135,759
Repurchase reserves	45,891	40,695
Accrued bonus and payroll	37,973	66,755
Other(2)	259,987	308,783
Total payables and accrued liabilities	$1,071,626	$1,308,450

(1) Payables to servicing and subservicing investors represents amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

(2) Other payables primarily consist of accrued legal and professional fees, capital lease obligations and amounts payable to securitization trusts.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

9. Derivative Financial Instruments
Derivatives instruments utilized by Nationstar primarily include interest rate lock commitments (IRLCs), Loan Purchase Commitments (LPCs), Forward MBS trades and interest rate swap agreements.
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
Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as LPCs. LPCs are accounted for as derivatives under ASC 815 and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Subsequent changes in LPCs are recorded as a charge or credit to gain on mortgage loans held for sale.
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income and comprehensive income. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows. Interest rate swaps designated as cash flow hedges under ASC 815 are recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income and subsequently recognized in interest expense in the same period the hedged forecast transaction affects earnings. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense. There are no designated accounting hedges outstanding as of June 30, 2014.

Associated with the Company's derivatives is $27.9 million and $25.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of June 30, 2014 and December 31, 2013, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the six months ended June 30, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$21,273	$(45)	$(52)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	2,456,956	91,446	4,318
Forward MBS trades	2014	361,700	319	(31,947)
LPCs	2014	272,423	3,010	2,217
Interest rate swaps and caps	2018	173,250	553	1,361
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	1,181	4	2,694
Interest rate swaps on ABS debt	2014 - 2017	366,506	327	507
Forward MBS trades	2014	3,554,600	32,587	(29,282)
LPCs	2014	126,762	198	1,491

For the year ended December 31, 2013
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$57,965	$7	$(14)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	3,083,131	87,128	(69,856)
Forward MBS trades	2014	5,425,663	32,266	19,084
LPCs	2014	197,475	793	(460)
Interest rate swaps and caps	2018	167,000	3,691	544
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	260,407	2,698	(1,613)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2014-2017	424,269	834	1,012
Forward MBS trades	2014	1,351,870	3,305	8,713
LPCs	2014	204,486	1,689	(1,603)

(1)	In January and June 2013, Nationstar terminated these interest rate swaps.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

10. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below.

					June 30, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Servicing Segment Notes Payable
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2015	Servicing advance receivables	$775,000	$480,802	$528,638	$560,814	$651,953
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	—	34,196	55,603	35,546	55,603
Nationstar agency advance financing facility (1)	LIBOR+1.20% to 3.75%	October 2014	Servicing advance receivables	1,100,000	697,770	755,876	851,957	918,574
Reverse participations financing facility	LIBOR+4.00%	June 2014(7)	Reverse mortgage loans (2)	150,000	—	—	102,031	124,536
MBS advance financing facility (2012)	LIBOR+5.00%	April 2015	Servicing advance receivables	50,000	50,000	75,357	179,306	220,833
Nationstar Mortgage Advance Receivable Trust (3)	LIBOR+1.15% to 5.30%	June 2014 (4) June 2016 (6) June 2018	Servicing advance receivables	475,000	397,396	447,782	1,240,940	1,347,410
Nationstar Servicer Advance Receivables Trust 2013 - BA (5)	LIBOR+2.50%	June 2014	Servicing advance receivables	1,000,000	—	—	1,579,830	1,764,296
					1,660,164	1,863,256	4,550,424	5,083,205

					June 30, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Originations Segment Notes Payable
$1.5 billion warehouse facility	LIBOR+2.25% to 3.25%	September 2014	Mortgage loans or MBS	$1,500,000	$853,009	$956,265	$797,281	$891,648
$750 million warehouse facility	LIBOR+1.75% to 2.50%	April 2015	Mortgage loans or MBS	750,000	479,166	499,775	639,378	673,599
$700 million warehouse facility	LIBOR+2.25% to 2.75%	August 2014	Mortgage loans or MBS	700,000	439,659	448,608	111,980	115,629
$500 million warehouse facility	LIBOR+0.75% to 3.50%	June 2015	Mortgage loans or MBS	500,000	305,424	312,299	214,570	224,162
$500 million warehouse facility	LIBOR+ 1.50% to 2.25%	June 2015	Mortgage loans or MBS	500,000	213,414	224,656	447,926	477,980
$300 million warehouse facility	LIBOR +2.50%	August 2014 (8)	Mortgage loans or MBS	300,000	55	58	159,435	166,482
$200 million warehouse facility	LIBOR + 4.75% to 6.75%	September 2014	Mortgage loans or MBS	200,000	—	—	—	—
$200 million warehouse facility	LIBOR+2.75%	February 2015	Mortgage loans or MBS	200,000	67,052	80,546	63,357	93,098
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	—	—	—	—	—
					2,357,779	2,522,207	2,433,927	2,642,598
					$4,017,943	$4,385,463	$6,984,351	$7,725,803
(1) This facility has both variable funding notes (VFN) and term notes. Nationstar issued $300.0 million in term notes to institutional investors. The notes have a weighted average interest rate of 1.46% and a weighted average term of 3 years.
(2) This facility is partially secured by reverse mortgage loans and partially unsecured.
(3) This facility has both VFNs and term notes. Nationstar issued $1.0 billion of term notes to institutional investors of which $300.0 million remains outstanding. The notes have an average interest rate of 1.51% and mature in June 2018.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(4) The notes that were scheduled to mature in June 2014 were redeemed in January 2014.
(5) Nationstar terminated this advance receivable facility in May 2014 at which time all outstanding balance had been repaid.
(6) The notes that were scheduled to mature in June 2016 were redeemed in June 2014.
(7) This facility expired in June 2014 and was not renewed.
(8) In August 2014, Nationstar amended the MRA of this facility. Under the terms of the amended agreement, the maturity date was extended to September 2014.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below:

	June 30, 2014	December 31, 2013
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015(1)	$283,892	$283,153
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	378,957	379,360
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,588	400,634
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	605,525	605,915
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,443,962	$2,444,062
(1) Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.
The indentures for the unsecured senior notes contain various covenants and restrictions that limit the Nationstar's, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

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
As of June 30, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Year	Amount
2014	$—
2015	285,000	(1)
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,435,000
(1) Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	June 30, 2014	December 31, 2013
Nonrecourse debt - Legacy Assets	$82,731	$89,107
Excess spread financing - fair value	1,036,038	986,410
Participating interest financing	1,285,853	1,103,490
Mortgage servicing rights financing liabilities	33,452	29,874
Total	$2,438,074	$2,208,881

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $82.7 million and $89.1 million at June 30, 2014, and December 31, 2013, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $282.5 million and $302.0 million at June 30, 2014 and December 31, 2013, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $96.2 million and $103.6 million at June 30, 2014 and December 31, 2013, respectively.
Excess Spread Financing Debt at Fair Value
In conjunction with Nationstar's acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements with certain entities formed by New Residential Investment Corp. (New Residential) in which New Residential and/or certain funds managed by Fortress own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.
Nationstar retains all ancillary income associated with servicing the Portfolios and the remaining portion of the excess cash flow after receipt of a fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions. New Residential has no prior or ongoing obligations associated with the Portfolios.
Contemporaneous with the above, Nationstar entered into refinanced loan agreements with New Residential. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar can be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2014
Excess spread financing	$33,581	$69,402	$21,916	$46,142	$18,463	$32,968
December 31, 2013
Excess spread financing	$33,156	$68,636	$26,492	$53,753	$29,219	$42,611

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
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 6.98%. The participating interest financing was $1,285.9 million and $1,103.5 million at June 30, 2014 and December 31, 2013, respectively.
Mortgage Servicing Rights Financing Liabilities
Nationstar has entered into agreements to sell the basic fee component of certain MSRs and servicer advances under specified terms. Under the terms of these agreements, the transfer of servicing is contingent on the receipt of consents from various third parties. Until these required consents are obtained Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction.
Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of income and comprehensive income.

Financial Covenants

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

As of June 30, 2014, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar's tangible net worth, liquidity reserves and leverage requirements.
11. Income Taxes

Income tax expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Tax Expense	$38,941	$75,669	$53,942	$114,046

Effective tax rate	36.9%	38.0%	37.4%	38.0%

The Company had a net deferred tax liability of $156.0 million at June 30, 2014 and $102.7 million at December 31, 2013. A valuation allowance of $46.7 million was recorded against deferred tax assets at June 30, 2014 and December 31, 2013, respectively, as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

12. Fair Value Measurements
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

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

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
Mortgage Loans Held for Investment, net – Nationstar determines the fair value of loans held for investment using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Derivative Financial Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of related mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures.
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

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nonrecourse Debt – Legacy Assets – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3.
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2014 being mortgage prepayment speeds of 13.0%, average life of 4.8 years, recapture rates of 5.0% to 36.4%, and discount rate of 11.7%. Key assumptions at December 31, 2013, were mortgage prepayment speeds of 10.6%, average life of 4.7 years, recapture rates of 5.0% to 35.8%, and discount rate of 13.9%. Changes in fair value of the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
For the six months ended June 30, 2014
Low	7.5%	3.2 years	8.6%	5.0%
High	16.4%	7.3 years	14.0%	36.4%
For the year ended December 31, 2013
Low	4.0%	3.4 years	10.1%	5.0%
High	17.6%	5.7 years	20.0%	35.8%

A positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.
Mortgage Servicing Rights Financing - Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2014 being advance financing rates of 2.9%, annual advance recovery rates of 21.1%, and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service fee income in Nationstar’s consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Participating Interest Financing – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		June 30, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,224,205	$—	$2,224,205	$—
Mortgage servicing rights	2,678,134	—	—	2,678,134
Other assets:
IRLCs	91,446	—	91,446	—
Forward MBS trades	319	—	319	—
LPCs	3,010	—	3,010	—
Interest rate swaps and caps	553	—	553	—
Total assets	$4,997,667	$—	$2,319,533	$2,678,134
LIABILITIES
Derivative financial instruments
IRLCs	$4	$—	$4	$—
Interest rate swaps on ABS debt	327	—	327	—
Forward MBS trades	32,587	—	32,587	—
LPCs	198	—	198	—
Mortgage servicing rights financing	33,452	—	—	33,452
Excess spread financing (at fair value)	1,036,038	—	—	1,036,038
Total liabilities	$1,102,606	$—	$33,116	$1,069,490
		December 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,585,340	$—	$2,585,340	$—
Mortgage servicing rights	2,488,283	—	—	2,488,283
Derivative financial instruments:
IRLCs	87,128	—	87,128	—
Forward MBS trades	32,266	—	32,266	—
LPCs	793	—	793	—
Interest rate swaps and caps	3,691	—	3,691	—
Total assets	$5,197,501	$—	$2,709,218	$2,488,283
LIABILITIES
Derivative financial instruments
IRLCs	$2,698	$—	$2,698	$—
Interest rate swaps on ABS debt	834	—	834	—
Forward MBS trades	3,305	—	3,305	—
LPCs	1,689	—	1,689	—
Mortgage servicing rights financing	29,874	—	—	29,874
Excess spread financing (at fair value)	986,410	—	—	986,410
Total liabilities	$1,024,810	$—	$8,526	$1,016,284

(1)	Based on the nature and risks of these assets, the Company has determined that presenting them as a single class is appropriate.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the three months ended June 30, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,576,550	$978,183	$39,737
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(45,689)	27,136	(38,469)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	85,365	—	—
Issuances	61,908	73,259	32,184
Sales	—	—	—
Settlements	—	(42,540)	—
Ending balance	$2,678,134	$1,036,038	$33,452

	ASSETS	LIABILITIES
For the six months ended June 30, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(124,038)	23,767	(49,257)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	193,677	—	—
Issuances	120,212	111,118	52,835
Sales	—	—	—
Settlements	—	(85,257)	—
Ending balance	$2,678,134	$1,036,038	$33,452

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	ASSETS	LIABILITIES
For the year ended December 31, 2013	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$635,860	$288,089	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	58,458	73,333	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,545,584	—	—
Issuances	248,381	755,344	29,874
Sales	—	—	—
Settlements	—	(130,356)	—
Ending balance	$2,488,283	$986,410	$29,874

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	June 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$623,927	$623,927	$—	$—
Restricted cash	334,910	334,910	—	—
Mortgage loans held for sale	2,224,821	—	2,224,821	—
Mortgage loans held for investment, net	199,125	—	—	174,509
Reverse mortgage interests	1,772,386	—	—	1,761,414
Derivative financial instruments	95,328	—	95,328	—
Financial liabilities:
Notes payable	4,017,943	—	—	4,017,943
Unsecured senior notes	2,443,962	2,528,848	—	—
Derivative financial instruments	33,116	—	33,116	—
Nonrecourse debt - Legacy assets	82,731	—	—	92,181
Excess spread financing	1,036,038	—	—	1,036,038
Participating interest financing	1,285,853	—	1,262,052	—
Mortgage servicing rights financing liability	33,452	—	—	33,452
	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$441,902	$441,902	$—	$—
Restricted cash	592,747	592,747	—	—
Mortgage loans held for sale	2,603,380	—	2,601,520	—
Mortgage loans held for investment, net	211,050	—	—	180,435
Reverse mortgage interests	1,434,506	—	—	1,405,197
Derivative financial instruments	123,878	—	123,878	—
Financial liabilities:
Notes payable	6,984,351	—	—	6,984,351
Unsecured senior notes	2,444,062	2,489,886	—	—
Derivative financial instruments	8,526	—	8,526	—
Nonrecourse debt - Legacy assets	89,107	—	—	95,345
Excess spread financing	986,410	—	—	986,410
Participating interest financing	1,103,490	—	1,093,747	—
Mortgage servicing rights financing liability	29,874	—	—	29,874
13. Share-Based Compensation
Share-based compensation is recognized in accordance with ASC 718, Compensation-Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award, and is included as a component of salaries, wages and benefits in the consolidated statements of income and comprehensive income.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nationstar has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. The following table summarizes information about our restricted stock as of June 30, 2014 under the 2012 Plan:

		Weighted Average
	Shares	Grant Date Fair Value, per share	Remaining Contractual Term (in years)(1)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	307	$37.88	1.7
Forfeited	(56)	$20.46
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at December 31, 2013	1,376
Grants issued in 2014	910	$31.93	3.1
Forfeited	(72)	$27.43
Shares surrendered to treasury to pay taxes	(151)
Restricted stock outstanding at June 30, 2014	2,063
Restricted stock unvested and expected to vest	1,255
Restricted stock vested and payable at June 30, 2014	—
(1) Remaining contractual term is as of June 30, 2014.
The following table summarizes the expected future vesting schedule of the restricted stock grants:

	2014	2015	2016	2017	2018
Restricted stock expected to vest	18	605	320	244	68
Total compensation expense, net of forfeitures, for the 2012 Plan for the three and six months ended June 30, 2014 was $4.1 million and $6.9 million, respectively. Total compensation expense, net of forfeitures, for the 2012 Plan for the three and six months ended June 30, 2013 was $2.7 million and $5.7 million, respectively. Nationstar expects to recognize $9.3 million of compensation expense in the last six months of 2014, $10.8 million in 2015, $4.5 million in 2016, $1.3 million in 2017, and $0.3 million in 2018.
14. Capital Requirements
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
Among Nationstar's various capital requirements related to its outstanding selling agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $670.9 million. As of June 30, 2014, Nationstar was in compliance with its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $517.3 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2014, Nationstar was in compliance with these minimum tangible net worth requirements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

15. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemember's Civil Relief Act, Telephone Consumer Protection Act and Truth in Lending Act. Additionally, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans and securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.
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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $10.3 million and $15.2 million were included in general and administrative expense on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014, respectively, and $4.4 million and $8.0 million for the three and six months ended June 30, 2013, respectively, were included in general and administrative expenses on the consolidated statements of income and comprehensive income.
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $2.7 million to $6.6 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 9 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $28.6 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At June 30, 2014, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.2 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting
As of the second quarter of 2014, the Company realigned its business segment reporting structure as a result of the change in the Chief Operating Decision Maker. While this financial data reflects the change in the Company's reportable segments described below, including the historical data presented for comparison purposes, the Company has not revised or restated its historical financial statements for any period. The realignment principally involved the separation of the former ‘Servicing’ segment into two segments and the reclassification of previously allocated corporate costs, including interest costs related to Nationstar’s unsecured senior debt, into the Corporate and Other segment. Corporate costs included within the Corporate and Other segment include expenses related to certain executive salaries and other corporate functions that are not directly attributable to our operating segments.
Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.
The following tables are a presentation of financial information by segment for the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Three months ended June 30, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$280,199	$212	$5	$280,416	$275	$(22,592)	$258,099
Other fee income	21,798	13,689	83,359	118,846	(128)	—	118,718
Total fee income	301,997	13,901	83,364	399,262	147	(22,592)	376,817
Gain/(loss) on mortgage loans held for sale	(130)	151,201	—	151,071	(379)	22,224	172,916
Total revenues	301,867	165,102	83,364	550,333	(232)	(368)	549,733
Total expenses and impairments	185,690	97,084	45,510	328,284	18,427	—	346,711
Other income (expense):
Interest income	22,158	17,327	—	39,485	3,088	368	42,941
Interest expense	(70,014)	(16,711)	(90)	(86,815)	(52,607)	—	(139,422)
Gain (loss) on interest rate swaps and caps	(1,195)	—	—	(1,195)	242	—	(953)
Total other income (expense)	(49,051)	616	(90)	(48,525)	(49,277)	368	(97,434)
Income (loss) before taxes	$67,126	$68,634	$37,764	$173,524	$(67,936)	$—	$105,588
Depreciation and amortization	$4,503	$3,469	$1,088	$9,060	$2,549	$—	$11,609
Total assets	7,607,973	2,474,838	70,188	10,152,999	1,014,775	—	11,167,774

	Three months ended June 30, 2013
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$284,617	$96	$13	$284,726	$216	$(21,633)	$263,309
Other fee income	21,186	7,467	29,202	57,855	(60)	—	57,795
Total fee income	305,803	7,563	29,215	342,581	156	(21,633)	321,104
Gain/(loss) on mortgage loans held for sale	(87)	261,233	—	261,146	193	21,222	282,561
Total revenues	305,716	268,796	29,215	603,727	349	(411)	603,665
Total expenses and impairments	145,512	142,457	30,699	318,668	21,183	—	339,851
Other income (expense):
Interest income	21,850	26,918	—	48,768	3,258	411	52,437
Interest expense	(59,867)	(15,323)	(70)	(75,260)	(42,651)	—	(117,911)
Gain (loss) on interest rate swaps and caps	577	—	—	577	212	—	789
Total other income (expense)	(37,440)	11,595	(70)	(25,915)	(39,181)	411	(64,685)
Income (loss) before taxes	$122,764	$137,934	$(1,554)	$259,144	$(60,015)	$—	$199,129
Depreciation and amortization	$3,249	$1,421	$201	$4,871	$919	$—	$5,790
Total assets	6,562,504	4,542,199	28,168	11,132,871	855,510	—	11,988,381

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Six months ended June 30, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$534,538	$212	$13	$534,763	$573	$(37,073)	$498,263
Other fee income	43,609	27,737	148,350	219,696	569	—	220,265
Total fee income	578,147	27,949	148,363	754,459	1,142	(37,073)	718,528
Gain/(loss) on mortgage loans held for sale	(1,825)	267,401	—	265,576	(1,051)	36,327	300,852
Total revenues	576,322	295,350	148,363	1,020,035	91	(746)	1,019,380
Total expenses and impairments	351,023	202,134	84,719	637,876	29,968	—	667,844
Other income (expense):
Interest income	40,822	38,848	—	79,670	6,468	746	86,884
Interest expense	(150,813)	(39,248)	(144)	(190,205)	(105,817)	—	(296,022)
Gain (loss) on interest rate swaps and caps	1,361	—	—	1,361	507	—	1,868
Total other income (expense)	(108,630)	(400)	(144)	(109,174)	(98,842)	746	(207,270)
Income (loss) before taxes	$116,669	$92,816	$63,500	$272,985	$(128,719)	$—	$144,266
Depreciation and amortization	$8,567	$6,705	$1,842	$17,114	$3,287	$—	$20,401
Total assets	7,607,973	2,474,838	70,188	10,152,999	1,014,775	—	11,167,774

	Six months ended June 30, 2013
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$491,062	$96	$28	$491,186	$771	$(31,052)	$460,905
Other fee income	39,013	13,362	50,440	102,815	(141)	—	102,674
Total fee income	530,075	13,458	50,468	594,001	630	(31,052)	563,579
Gain/(loss) on mortgage loans held for sale	(185)	441,026	—	440,841	101	30,206	471,148
Total revenues	529,890	454,484	50,468	1,034,842	731	(846)	1,034,727
Total expenses and impairments	273,972	247,768	43,942	565,682	42,740	—	608,422
Other income (expense):
Interest income	35,048	37,663	—	72,711	8,488	846	82,045
Interest expense	(109,436)	(23,853)	(92)	(133,381)	(76,904)	—	(210,285)
Gain (loss) on interest rate swaps and caps	1,372	—	—	1,372	685	—	2,057
Total other income (expense)	(73,016)	13,810	(92)	(59,298)	(67,731)	846	(126,183)
Income (loss) before taxes	$182,902	$220,526	$6,434	$409,862	$(109,740)	$—	$300,122
Depreciation and amortization	$5,656	$2,235	303	$8,194	$1,497	$—	$9,691
Total assets	6,562,504	4,542,199	28,168	11,132,871	855,510	—	11,988,381

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

17. Guarantor Financial Statement Information
As of June 30, 2014, Nationstar Mortgage LLC and Nationstar Capital Corporation, both wholly owned subsidiaries of Nationstar, have issued $2.4 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as excluded restricted and unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2014 (IN THOUSANDS)

Assets	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$600,413	$744	$22,770	$—	$623,927
Restricted cash	—	201,439	3	133,468	—	334,910
Accounts receivable	—	2,743,946	2,559	62,931	—	2,809,436
Mortgage loans held for sale	—	2,224,821	—	—	—	2,224,821
Mortgage loans held for investment, net	—	1,299	—	197,826	—	199,125
Reverse mortgage interests	—	1,772,386	—	—	—	1,772,386
Mortgage servicing rights	—	2,691,449	—	—	—	2,691,449
Investment in subsidiaries	1,119,384	327,686	—	—	(1,447,070)	—
Property and equipment, net	—	112,621	883	10,216	—	123,720
Derivative financial instruments	—	94,775	—	553	—	95,328
Other assets	17,118	517,253	372,463	983,449	(1,597,611)	292,672
Total assets	$1,136,502	$11,288,088	$376,652	$1,411,213	$(3,044,681)	$11,167,774
Liabilities and stockholders’ equity
Notes payable	$—	$2,922,778	$—	$1,095,165	$—	$4,017,943
Unsecured senior notes	—	2,443,962	—	—	—	2,443,962
Payables and accrued liabilities	53,941	1,023,912	1,171	24,065	(31,463)	1,071,626
Payables to affiliates	—	1,309,101	116,648	140,399	(1,566,148)	—
Derivative financial instruments	—	33,116	—	—	—	33,116
Mortgage servicing liabilities	—	80,492	—	—	—	80,492
Other nonrecourse debt	—	2,355,343	—	82,731	—	2,438,074
Total liabilities	53,941	10,168,704	117,819	1,342,360	(1,597,611)	10,085,213
Total equity	1,082,561	1,119,384	258,833	68,853	(1,447,070)	1,082,561
Total liabilities and equity	$1,136,502	$11,288,088	$376,652	$1,411,213	$(3,044,681)	$11,167,774

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2014 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$280,714	$6	$—	$(22,621)	$258,099
Other fee income	—	14,705	31,121	72,892	—	118,718
Total fee income	—	295,419	31,127	72,892	(22,621)	376,817
Gain on mortgage loans held for sale	—	150,660	—	3	22,253	172,916
Total revenues	—	446,079	31,127	72,895	(368)	549,733
Expenses and impairments:
Salaries, wages and benefits	—	139,146	1,811	13,095	—	154,052
General and administrative	—	147,937	3,667	29,581	—	181,185
Loss on foreclosed real estate and other	—	795	—	1,700	—	2,495
Occupancy	—	8,020	138	821	—	8,979
Total expenses and impairments	—	295,898	5,616	45,197	—	346,711
Other income (expense):
Interest income	—	38,145	—	4,428	368	42,941
Interest expense	—	(126,535)	—	(12,887)	—	(139,422)
Gain/(Loss) on interest rate swaps and caps	—	242	—	(1,195)	—	(953)
Gain/(loss) from subsidiaries	105,396	43,555	—	—	(148,951)	—
Total other income (expense)	105,396	(44,593)	—	(9,654)	(148,583)	(97,434)
Income before taxes	105,396	105,588	25,511	18,044	(148,951)	105,588
Income tax expense/(benefit)	38,941	—	—	—	—	38,941
Net income/(loss)	66,455	105,588	25,511	18,044	(148,951)	66,647
Less: Net loss attributable to noncontrolling interests	—	192	—	—	—	192
Net income/(loss) excluding noncontrolling interests	$66,455	$105,396	$25,511	$18,044	$(148,951)	$66,455

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2014 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$535,323	$13	$—	$(37,073)	$498,263
Other fee income	—	32,025	58,542	129,698	—	220,265
Total fee income	—	567,348	58,555	129,698	(37,073)	718,528
Gain on mortgage loans held for sale	—	264,549	—	(24)	36,327	300,852
Total revenues	—	831,897	58,555	129,674	(746)	1,019,380
Expenses and impairments:
Salaries, wages and benefits	—	282,504	3,507	24,636	—	310,647
General and administrative	—	276,864	4,463	56,058	—	337,385
Loss on foreclosed real estate and other	—	(1,390)	—	4,485	—	3,095
Occupancy	—	15,003	233	1,481	—	16,717
Total expenses and impairments	—	572,981	8,203	86,660	—	667,844
Other income (expense):
Interest income	—	77,855	—	8,283	746	86,884
Interest expense	—	(261,013)	—	(35,009)	—	(296,022)
Gain/(Loss) on interest rate swaps and caps	—	507	—	1,361	—	1,868
Gain/(loss) from subsidiaries	144,433	68,001	—	—	(212,434)	—
Total other income (expense)	144,433	(114,650)	—	(25,365)	(211,688)	(207,270)
Income before taxes	144,433	144,266	50,352	17,649	(212,434)	144,266
Income tax expense/(benefit)	53,942	—	—	—	—	53,942
Net income/(loss)	90,491	144,266	50,352	17,649	(212,434)	90,324
Less: Net loss attributable to noncontrolling interests	—	(167)	—	—	—	(167)
Net income/(loss) excluding noncontrolling interests	$90,491	$144,433	$50,352	$17,649	$(212,434)	$90,491

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 (IN THOUSANDS)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$90,491	$144,433	$50,352	$17,649	$(212,434)	$90,491
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(144,433)	(68,001)	—	—	212,434	—
Share-based compensation	—	6,868	—	—	—	6,868
Net tax effect of stock grants	—	(2,189)	—	—	—	(2,189)
Loss on foreclosed real estate and other	—	(1,390)	—	4,485	—	3,095
Gain on mortgage loans held for sale	—	(264,549)	—	24	(36,327)	(300,852)
Mortgage loans originated and purchased, net of fees	—	(11,470,908)	—	—	—	(11,470,908)
Proceeds on sale of and payments of mortgage loans held for sale	—	12,042,332	—	10,679	36,327	12,089,338
(Gain)/loss on derivatives including ineffectiveness	—	(507)	—	(1,361)	—	(1,868)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	18,577	84	1,740	—	20,401
Amortization (accretion) of premiums/discounts	—	14,389	—	(1,352)	—	13,037
Fair value changes in excess spread financing	—	23,767	—	—	—	23,767
Fair value changes and amortization/accretion of mortgage servicing rights	—	123,573	—	—	—	123,573
Fair value change in mortgage servicing rights liability	—	(49,257)	—	—	—	(49,257)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	(3,157,319)	23	4,001,949	—	844,653
Reverse mortgage funded advances	—	(364,968)	—	—	—	(364,968)
Other assets	4,755	1,700,958	(48,731)	(1,591,368)	—	65,614
Payables and accrued liabilities	53,942	(320,186)	(4,779)	10,457	—	(260,566)
Net cash attributable to operating activities	4,755	(1,624,377)	(3,051)	2,454,254	—	831,581

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(14,175)	(112)	(9,391)	—	(23,678)
Purchases of reverse mortgages servicing rights and interests	—	—	—	—	—	—
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(187,803)	—	—	—	(187,803)
Proceeds from sale of servicer advances	—	512,527	—	—	—	512,527
Loan repurchases from Ginnie Mae	—	(8,073)	—	—	—	(8,073)
Proceeds from sales of REO	—	39,071	—	—	—	39,071
Acquisitions, net	—	(18,000)	—	—	—	(18,000)
Net cash attributable to investing activities	—	323,547	(112)	(9,391)	—	314,044
Financing activities:
Transfers (to)/from restricted cash, net	—	94,268	—	147,155	—	241,423
Issuance of unsecured senior notes, net	—	—	—	—	—	—
Debt financing costs	—	(9,153)	—	—	—	(9,153)
Increase/(decrease) in notes payable	—	1,120,620	—	(2,577,561)	—	(1,456,941)
Issuance of excess spread financing	—	111,118	—	—	—	111,118
Repayment of excess spread financing	—	(85,257)	—	—	—	(85,257)
Increase in participating interest financing in reverse mortgage interests	—	192,355	—	—	—	192,355
Proceeds from mortgage servicing rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(7,414)	—	(7,414)
Due to financial services companies	—	—	—	—	—	—
Contribution from joint venture member to noncontrolling interest	—	—	—	—	—	—
Net tax benefit for stock grants issued	—	2,189	—	—	—	2,189
Redemption of shares for stock vesting	(4,755)	—	—	—	—	(4,755)
Net cash attributable to financing activities	(4,755)	1,478,975	—	(2,437,820)	—	(963,600)
Net increase in cash and cash equivalents	—	178,145	(3,163)	7,043	—	182,025
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$600,413	$744	$22,770	$—	$623,927

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2013 (IN THOUSANDS)

	Nationstar Inc.	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$422,268	$3,907	$15,727	$—	$441,902
Restricted cash	—	312,120	3	280,624	—	592,747
Accounts receivable	—	1,569,021	2,582	4,064,879	—	5,636,482
Mortgage loans held for sale	—	2,603,380	—	—	—	2,603,380
Mortgage loans held for investment, net	—	2,786	—	208,264	—	211,050
Reverse mortgage interests	—	1,434,506	—	—	—	1,434,506
Mortgage servicing rights	—	2,503,162	—	—	—	2,503,162
Investment in subsidiaries	1,097,226	181,545	—	—	(1,278,771)	—
Property and equipment, net	—	115,765	855	2,565	—	119,185
Derivative financial instruments	—	120,187	—	3,691	—	123,878
Other assets	21,872	4,683,749	323,346	3,373,048	(8,041,618)	360,397
Total assets	$1,119,098	$13,948,489	$330,693	$7,948,798	$(9,320,389)	$14,026,689
Liabilities and members’ equity
Notes payable	$—	$3,311,625	$—	$3,672,726	$—	$6,984,351
Unsecured senior notes	—	2,444,062	—	—	—	2,444,062
Payables and accrued liabilities	129,200	1,189,972	5,950	14,791	(31,463)	1,308,450
Payables to affiliates	—	3,694,782	116,349	4,199,023	(8,010,154)	—
Derivative financial instruments	—	8,526	—	—	—	8,526
Mortgage servicing liabilities	—	82,521	—	—	—	82,521
Other nonrecourse debt	—	2,119,774	—	89,107	—	2,208,881
Total liabilities	129,200	12,851,262	122,299	7,975,647	(8,041,617)	13,036,791
Total equity	989,898	1,097,227	208,394	(26,849)	(1,278,772)	989,898
Total liabilities and equity	$1,119,098	$13,948,489	$330,693	$7,948,798	$(9,320,389)	$14,026,689

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$284,942	$—	$—	$(21,633)	$263,309
Other fee income	—	8,162	49,494	139	—	57,795
Total fee income	—	293,104	49,494	139	(21,633)	321,104
Gain on mortgage loans held for sale	—	261,339	—	—	21,222	282,561
Total revenues	—	554,443	49,494	139	(411)	603,665
Expenses and impairments:
Salaries, wages and benefits	—	160,066	11,564	—	—	171,630
General and administrative	—	141,456	17,573	53	—	159,082
Loss on foreclosed real estate and other	—	3,771	—	(1,913)	—	1,858
Occupancy	—	7,017	264	—	—	7,281
Total expenses and impairments	—	312,310	29,401	(1,860)	—	339,851
Other income / (expense):
Interest income	—	48,260	—	3,766	411	52,437
Interest expense	—	(96,916)	—	(20,995)	—	(117,911)
Gain on interest rate swaps and caps	—	157	—	632	—	789
Gain /(loss) from subsidiaries	199,129	5,495	—	—	(204,624)	—
Total other income /(expense)	199,129	(43,004)	—	(16,597)	(204,213)	(64,685)
Income before taxes	199,129	199,129	20,093	(14,598)	(204,624)	199,129
Income tax benefit	75,669	—	—	—	—	75,669
Net income (loss)	$123,460	$199,129	$20,093	$(14,598)	$(204,624)	$123,460

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$491,957	$—	$—	$(31,052)	$460,905
Other fee income	—	14,396	88,011	267	—	102,674
Total fee income	—	506,353	88,011	267	(31,052)	563,579
Gain on mortgage loans held for sale	—	440,942	—	—	30,206	471,148
Total revenues	—	947,295	88,011	267	(846)	1,034,727
Expenses and impairments:
Salaries, wages and benefits	—	288,654	17,963	—	—	306,617
General and administrative	—	257,859	26,812	53	—	284,724
Loss on foreclosed real estate and other	—	4,067	—	(202)	—	3,865
Occupancy	—	12,801	415	—	—	13,216
Total expenses and impairments	—	563,381	45,190	(149)	—	608,422
Other income / (expense):
Interest income	—	73,684	—	7,515	846	82,045
Interest expense	—	(166,524)	—	(43,761)	—	(210,285)
Gain on interest rate swaps and caps	—	420	—	1,637	—	2,057
Gain /(loss) from subsidiaries	300,122	8,628	—	—	(308,750)	—
Total other income /(expense)	300,122	(83,792)	—	(34,609)	(307,904)	(126,183)
Income before taxes	300,122	300,122	42,821	(34,193)	(308,750)	300,122
Income tax benefit	114,046	—	—	—	—	114,046
Net income (loss)	$186,076	$300,122	$42,821	$(34,193)	$(308,750)	$186,076

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 (IN THOUSANDS)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$186,076	$300,122	$42,821	$(34,193)	$(308,750)	$186,076
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(300,122)	(8,628)	—	—	308,750	—
Share-based compensation	—	5,717	—	—	—	5,717
Net tax effect of stock grants	(2,660)	—	—	—	—	(2,660)
Loss on foreclosed real estate and other	—	4,067	—	(202)	—	3,865
Gain on mortgage loans held for sale	—	(440,942)	—	—	(30,206)	(471,148)
Mortgage loans originated and purchased, net of fees	—	(10,948,657)	—	—	—	(10,948,657)
Proceeds on sale of and payments of mortgage loans held for sale	—	8,569,491	—	5,858	30,206	8,605,555
(Gain) / loss on derivatives including ineffectiveness	—	1,426	—	(3,483)	—	(2,057)
Cash settlement on derivatives financial instruments	—	—	—	(4,544)	—	(4,544)
Depreciation and amortization	—	9,408	242	41	—	9,691
Amortization (accretion) of premiums/discounts	—	21,159	—	(1,141)	—	20,018
Fair value changes in excess spread financing	—	47,672	—	—	—	47,672
Fair value changes and amortization/accretion of mortgage servicing rights	—	(23,767)	—	—	—	(23,767)
Fair value change in mortgage servicing rights financing liability	—	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable, including servicing' advances, net	—	388,358	(17,314)	197	—	371,241
Reverse mortgage funded advances	—	(320,692)	—	—	—	(320,692)
Other assets	(2,690)	20,927	(27,638)	(43,739)	23,882	(29,258)
Payable and accrued liabilities	123,290	212,736	11,150	223	(23,882)	323,517
Net cash attributable to operating activities	3,894	(2,161,603)	9,261	(80,983)	—	(2,229,431)

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(30,094)	(649)	(645)	—	(31,388)
Purchase of reverse mortgage servicing rights and interests	—	(15,059)	—	—	—	(15,059)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(959,703)	—	—	—	(959,703)
Proceeds on sale of servicer advances	—	—	—	—	—	—
Loan repurchases from Ginnie Mae	—	(20,806)	—	—	—	(20,806)
Proceeds from sales of REO	—	39,194	—	—	—	39,194
Acquisitions, net	—	(78,200)	—	—	—	(78,200)
Net cash attributable to investing activities	—	(1,064,668)	(649)	(645)	—	(1,065,962)
Financing activities:
Transfers (to)/from restricted cash, net	—	(94,517)	(7,121)	89,366	—	(12,272)
Issuance of unsecured senior notes, net	—	894,269	—	—	—	894,269
Debt financing costs	—	(17,884)	—	—	—	(17,884)
Increase/(decrease) in notes payable	—	1,874,559	—	7,818	—	1,882,377
Issuance of excess spread financing	—	330,862	—	—	—	330,862
Repayment of excess servicing spread financing	—	(47,602)	—	—	—	(47,602)
Increase in participating interest financing in reverse mortgage interests	—	304,171	—	—	—	304,171
Proceeds from mortgage servicing rights financing	—	—	—	—	—	—
Repayment of nonrecourse debt–Legacy assets	—	—	—	(5,704)	—	(5,704)
Due to financial services company	—	199,369	—	—	—	199,369
Contributions from joint venture member to noncontrolling interest	—	4,990	—	—	—	4,990
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Net cash attributable to financing activities	(3,894)	3,448,217	(7,121)	91,480	—	3,528,682
Net increase in cash and cash equivalents	—	221,946	1,491	9,852	—	233,289
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$374,194	$1,892	$9,852	$—	$385,938

18. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC

Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.8 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended June 30, 2014 and 2013 Nationstar recognized revenue of $1.5 million and $1.9 million, respectively in additional servicing and other performance incentive fees related to these portfolios. For the six months ended June 30, 2014 and 2013, Nationstar recognized revenue of $3.5 million and $4.0 million, respectively in additional servicing and other

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

performance incentive fees related to these portfolios. At June 30, 2014 and December 31, 2013, Nationstar had an outstanding receivable from Springleaf of $0.3 million and $0.6 million, respectively, which was included as a component of accounts receivable.
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle Investment Corp. (Newcastle), which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.8 billion and $0.9 billion, as of June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $1.0 million and $1.2 million, respectively. For the six months ended June 30, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $2.1 million and $2.4 million, respectively.
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

In addition, Nationstar has paid $15.1 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1,036.0 million and $986.4 million at June 30, 2014 and December 31, 2013, respectively.

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
Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

liability related to the Sale Agreement was $33.5 million at June 30, 2014.

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing.

In January 2014, Nationstar entered into one Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the “January Sale Agreement”) with the Purchaser. Under the January Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $253.5 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $8.3 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $253.5 million in cash proceeds from the January Sale Agreement.
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
In March 2014, Nationstar entered into a Sale Supplement (together with the Master Servicing Rights Purchase Agreement, collectively the “March Sale Agreement”) with the Purchaser. Under the March Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $299.1 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $10.5 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $41.4 million in cash proceeds from the March Sale Agreement.
In May 2014, Nationstar entered into Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the “May Sale Agreement”) with the Purchaser. Under the May Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $617.5 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $12.0 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar for continuing to service the mortgage loans. Nationstar received approximately $75.2 million in cash proceeds from the May Sale Agreement.
In June 2014, Nationstar entered into Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the “June Sale Agreement”) with the Purchaser. Under the June Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $303.8 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $14.0 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar for continuing to service the mortgage loans. Nationstar received approximately $51.0 million in cash proceeds from the June Sale Agreement.

19. Subsequent Events

In July 2014, Nationstar entered into two co-investment transactions with certain entities formed by New Residential in which New Residential, and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain MSRs, after receipt of a fixed basic servicing fee per loan. Nationstar retains all ancillary income associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

On July 31, 2014, Nationstar entered in a new $80.0 million servicing advance facility with a financial institution, which will expire July 2015. The interest rate is based on LIBOR plus 3.50%

In July 2014, Nationstar amended the MRA of the $700.0 million warehouse facility with a financial institution. Under the terms of the amended agreement, the maturity date was extended to September 2014.
Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (MD&A) is a supplement to and should be read in conjunction with the accompanying unaudited consolidated financial statements and provides additional information on our businesses, current developments, financial condition, cash flows and results of operations. References in this document to “Nationstar,” “Company,” “we,” “us,” and “our,” mean Nationstar Mortgage Holdings Inc. and our consolidated subsidiaries, unless the context requires otherwise.

Significant components of the MD&A are as follows:

▪	Overview. We provide a description of our business segments as well as items we believe are important in understanding the results of operations or in understanding future trends.

▪Results of operations. We provide an analysis of our results of operations both on a consolidated and a segment basis.

▪Liquidity and capital resources. We provide a review of our sources and uses of liquidity.

▪	Other. We provide an analysis of the critical accounting policies and estimates and a summary of our contractual obligations.

OVERVIEW

We are a leading residential mortgage services company. Our success ultimately depends on providing quality solutions to homeowners, homebuyers, home sellers, investors and other market participants. As of the second quarter of 2014, the Company recast its business segment reporting structure as a result of a change in the Chief Operating Decision Maker. The realignment principally involved the separation of the former Servicing segment into two segments and the reclassification of previously allocated corporate costs, including interest costs related to Nationstar’s unsecured senior debt, into the Corporate and Other segment. Corporate costs included within the Corporate and Other segment include expenses related to certain executive salaries and other corporate functions that are not directly attributable to our operating segments.

We report our operations via three operating segments:

Servicing
Our Nationstar Mortgage and Champion Mortgage brands together comprise the fifth largest residential mortgage servicing platform providing services to approximately 2.2 million customers with an outstanding principal balance in excess of $375 billion. Whether servicing mortgages we originate or on behalf of others, our approach is a customer centric model that emphasizes borrower interaction to minimize complaints, improve loan performance and cure loan delinquencies. Our commitment is to preserve neighborhoods and communities principally through continued home ownership. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors that ultimately own the mortgage.

We view our servicing portfolio as a relatively stable annuity that generates reliable and predictable cash flows. Although mortgage loans by definition are an amortizing asset, our ability to modify nonperforming loans, assist our existing customers with a refinance or new home purchase and take advantage of existing flow opportunities generally allows us to maintain or replenish the servicing portfolio. Acquisitions of MSRs generally serve to grow the servicing portfolio. We have a proven track record of reducing the delinquencies within portfolios and ultimately extending the duration of our overall MSR pool of loans which in turn increases the future earnings potential of such pools.

We generally acquire MSRs on a standalone basis or via an innovative model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs; however, we believe we have the ability to access debt and equity markets should significant MSR purchase opportunities arise. We anticipate that current market and regulatory conditions will limit significant purchases and will generally result in a preference by sellers to dispose of potentially more, but smaller, portfolios of $25 billion or less. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital.

As of June 30, 2014, primary servicing and subservicing represented 86.1% and 6.3%, respectively, of our total servicing portfolio, with 7.6% of our outstanding servicing portfolio consisting of reverse residential mortgage loans.

Originations
Our originations segment comprises both the Greenlight Loans and Nationstar brands. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate credit risk, typically sell these loans within 30 days while retaining the associated servicing rights. Our primary focus is on assisting customers currently within our servicing portfolio with refinances or loans for new home purchases ("recapture"). This serves the dual purpose of increasing our origination margins by reducing marketing and other costs to acquire customers as well as replenishment of our servicing portfolio as discussed above.

In 2014, our focus areas include right-sizing the operations, maximizing capacity utilization, moving to a single integrated platform and developing new solutions that will ultimately increase our ability to recapture additional loans from our servicing portfolio.

Solutionstar
Solutionstar provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and companies engaged in the origination and/or servicing of mortgage loans. Solutionstar intends to transform the home buying experience through the utilization of a next generation real estate exchange and the delivery of quality residential real estate services.

This segment principally operates two divisions:

▪
Real Estate Exchange - comprises our Homesearch.com and Real Estate Digital offerings, which utilize the power of technology, data analytics and the internet to deliver technologies and services that facilitate the efficient exchange of homes over an internet based real estate marketplace.

▪	Real Estate Services - comprises the Solutionstar and Veripro branded residential services which principally include title, close, escrow, collateral valuation and asset management services.

Today, we sell over 1,750 properties a month through our Homesearch.com exchange, which increases transparency in the home buying process, reduces fraud risk and provides better execution as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. As we integrate the recent Real Estate Digital acquisition and invest in the overall service offerings, we intend to enhance the ability to search, evaluate and transact for homes on Homesearch.com.

From a search perspective, Homesearch.com will be supported by a data rich and analytically enhanced engine utilizing MLS data as well as significant quantities of off market data to provide homebuyers and sellers a real time window into both their existing real estate market and desired real estate markets. Behind the portal we intend to provide real estate agents and service providers the ability to handle the transaction in a systematic process that enhances the experience for the homebuyer and seller. Finally, the multiple offer management system that currently allows us to sell properties sourced from the servicing portfolio will be expanded to cover the broader market providing a true transparent real estate exchange. The next significant milestone is the launch of Homesearch 2.0, the primary focus of which will be to expand the viewable properties to over 1.5 million active properties for sale and to enhance search functionality.

With respect to our Real Estate Services, we are focused on the creation and delivery of high quality services for purchase, refinance and default transactions. Our focus to date has been to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform. Today, significant opportunity still exists with respect to penetration of our own operations and current customers. To capitalize on the opportunities, we have or are putting into place, dedicated business development teams focused on increasing allocations from our existing customers, identifying new clients and launching new products and services.

RESULTS OF OPERATIONS

Consolidated Results

Consolidated Statements of Operations	For the three months ended June 30		For the six months ended June 30,
(In thousands)	2014	2013	2014	2013

Revenues	$549,733	$603,665	$1,019,380	$1,034,727
Expenses and impairments	346,711	339,851	667,844	608,422
Other income (expense), net	(97,434)	(64,685)	(207,270)	(126,183)
Income before taxes	$105,588	$199,129	$144,266	$300,122

Revenues

Revenues declined both in the three and six months ended June 30, 2014, when compared to the prior year primarily as a result of the gain on loans held for sale generated by our Originations segment. Revenue, and therefore earnings, in our Originations segment can be volatile and highly dependent upon market conditions and government programs (e.g., HAMP, HARP). Revenues for our Servicing segment over the six month period, grew principally as a result of the higher average forward servicing portfolio balance, which increased to $334.3 billion for the six months ended June 30, 2014, compared to $215.6 billion for the six months ended June 30, 2013. Servicing revenues were flat for the three month comparison period. Revenues for our Solutionstar operations grew significantly due principally to increased property sales as a result of additional portfolio boardings in the servicing platform in the latter half of 2013 and the rollout of new services.

Expenses and impairments

Expenses and impairments as a percent of revenues increased both in the three and six month periods principally due to the composition of revenues being more heavily weighted towards our Servicing segment which has lower margins than our originations segment. Expenses in the Servicing segment are generally driven by the increase in the average UPB of our servicing portfolio.

Other income (expense), net

Other income (expense), net is primarily comprised of interest income and expense as well the impact of derivative positions and increased primarily due to higher interest expense as a result of higher corporate debt and servicing advance financing expense, as well as lower interest income from the reduced volume of mortgage loans held for sale.

Segment Results

The accounting policies of each reportable segment are the same as those of the consolidated financial statements. Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount, or the equity invested in each segment based on the type of expense allocated. Expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting are not allocated to the business segments.

The following table presents income (loss) before taxes by segment for the indicated periods.

Income (loss) before taxes	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Servicing	$67,126	$122,764	$116,669	$182,902
Originations	68,634	137,934	92,816	220,526
Solutionstar	37,764	(1,554)	63,500	6,434
Corporate and Other	(67,936)	(60,015)	(128,719)	(109,740)
Total Income before taxes	$105,588	$199,129	$144,266	$300,122

Servicing Segment
The following table summarizes our Servicing Segment's pre-tax operating results for the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Primary servicing	$300,078	$265,638	$605,070	$486,940
Reverse servicing	14,477	9,884	28,016	28,577
Other revenue	21,668	21,099	41,784	38,828
Total revenue before MSR fair value adjustments	336,223	296,621	674,870	554,345
MSR fair value adjustments	(45,689)	32,876	(124,038)	23,217
Fair value adjustments on MSR financing liability	38,469	—	49,257	—
Fair value adjustments on excess spread financing	(27,136)	(23,781)	(23,767)	(47,672)
Total revenues	301,867	305,716	576,322	529,890
Expenses and impairments	185,690	145,512	351,023	273,972
Other income (expense), net	(49,051)	(37,440)	(108,630)	(73,016)
Income before taxes	$67,126	$122,764	$116,669	$182,902
Income before taxes margin	22.2%	40.2%	20.2%	34.5%
Average UPB	$360,510	$250,294	$363,083	$243,897

Total Servicing Fee Income before MSR fair value adjustments

Servicing fee income before MSR mark increased due to higher average UPB on our forward servicing portfolio in the 2014 periods compared to the 2013 periods. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $210.5 billion for the three months ended June 30, 2014 compared to $117.5 billion for the three months ended June 30, 2013. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $110.7 billion in the three months ended June 30, 2014 compared to $52.1 billion in the comparable 2013 period.

Other revenue includes income from modifications and workouts. The table below provides a summary of units processed for the periods noted:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
HAMP modifications	5,804	2,622	11,378	4,524
Non HAMP modifications	9,594	4,929	19,432	9,712
Workouts	7,778	6,644	15,183	12,913
Total Units	23,176	14,195	45,993	27,149

Expenses and Impairments

Expenses and impairments increased primarily due to general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

Other income (expense), net
Total other expense increased primarily due to higher average outstanding servicer advance balances from portfolio growth and additional excess spread financing related to MSR purchases in 2013.

MSR Fair Value Adjustments, net

The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expense on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies and market discount rates. Generally, the value of interest-sensitive MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. MSR valuations are also affected by expanding or contracting trading multiples in MSR transactions. We believe our fair value estimates are consistent with those of other major market participants as we utilize third-party valuation experts to assist in our MSR valuation and determination or market assumptions. See Note 6, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional information regarding our MSR valuation methodology.
The following table provides information on the fair value of the Company's owned forward MSR portfolio together with the most significant assumptions utilized in determining such fair value at the periods indicated (in thousands).

	June 30, 2014	December 31, 2013	Variance	% Increase (decrease)
MSR - Fair Value	$2,678,134	$2,488,283	$189,851	7.6%
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	253,290,370	266,757,777	(13,467,407)	(5.0)%
Interest Sensitive loans	71,301,321	56,056,362	15,244,959	27.2%
Total	$324,591,691	$322,814,139	$1,777,552	0.6%
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	June 30, 2014	December 31, 2013	Variance	% Increase (decrease)
Credit Sensitive MSRs
Discount rate	12.30%	14.17%	(1.87)%	(13.2)%
Total prepayment speeds	20.38%	20.34%	0.04%	0.2%
Expected weighted-average life	4.70 years	4.63 years	0.07 years	1.5%
Credit losses	22.01%	22.87%	(0.86)%	(3.8)%
Interest Rate Sensitive MSRs
Discount rate	9.39%	10.50%	(1.11)%	(10.6)%
Total prepayment speeds	10.56%	8.97%	1.59%	17.7%
Expected weighted average life	6.91 years	7.88 years	(0.97) years	(12.3)%
Credit losses	5.18%	9.12%	(3.94)%	(43.2)%

The UPB associated with our Credit Sensitive MSRs declined due to normal runoff in the period. With respect to the assumptions utilized in determining the fair value of the Credit Sensitive MSRs, we refined our estimates of servicing costs in our models and updated the discount rate to be consistent with these refinements. See Note 6, Mortgage Servicing Rights, of the notes to the consolidated financial statements for certain additional assumptions.

Our Interest Rate Sensitive MSRs increased due to additions from retained servicing on newly originated loans as well as flow MSR purchases.

With respect to the assumptions utilized in determining the fair value of our Interest Rate Sensitive MSRs, the assumed discount rate decreased to reflect increasing market trading multiples for mortgage servicing rights. The assumed total prepayment speeds increased due to the decrease in interest rates since December 2013 and a corresponding decrease in modeled mortgage rates. The assumed credit losses decreased due to general improvements in performance in certain MSR pools.

Another component of our service fee income is the fair value changes in our excess spread financings. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we account for as financings, whereby we sold the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximately current market value for similar financial instruments.
The following table provides information on the fair value of the Company's excess spread financing for the periods indicated (dollars in thousands).

	June 30, 2014	December 31, 2013	Variance	% Increase (decrease)
Excess spread financing - fair value	$1,036,038	$986,410	$49,628	5.0%
Weighted-average assumptions:
Mortgage prepayment speeds	13.0%	10.6%	2.4%	22.6%
Average life of mortgage loans	4.8 years	4.7 years	0.1 years	2.1%
Discount rate	11.7%	13.9%	(2.2)%	(15.8)%
As of June 30, 2014, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speed increase and the assumed discount rate decrease is consistent with similar assumption changes to the underlying MSR asset.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

	For the six months ended June 30, 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$986,410	$288,089
Additions:
New financings	111,118	755,344
Deductions:
Settlements	(85,257)	(130,356)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	26,975	148,852
Other changes in fair value	(3,208)	(75,519)
Fair value at the end of the period	$1,036,038	$986,410

Fair value changes in our mortgage servicing rights financing liability also impact service fee income. In conjunction with our new servicing acquisition structure, we entered into several sale agreements on our outstanding advances whereby we sold the right to repayment on outstanding servicer advances. We also sold the right to receive the basic fee component on the related MSRs. We continue to service the loans in exchange for a portion of the basic fee. We measure these financings at fair value. The activity in our mortgage servicing financing liability carried at fair value is as follows for the dates indicated (in thousands):

	For the six months ended June 30, 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$29,874	$—
Additions:
New financings	52,835	29,874
Deductions:
Settlements	—	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(36,192)	—
Other changes in fair value	(13,065)	—
Fair value at the end of the period	$33,452	$29,874

Nationstar estimates fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2014 and December 31, 2013 being advance financing rates, advance recovery rates and working capital assumptions.

The table below provides detail of the characteristics and key performance metrics of our boarded forward servicing portfolio for the periods indicated.

	June 30, 2014(1)	June 30, 2013(2)
($ in millions, except for average loan amount)
Loan count-servicing	1,944,174	1,565,432
Ending unpaid principal balance	$332,729	$257,247
Average unpaid principal balance	$334,319	$215,592
Average loan amount	$171,142	$164,329
Average coupon(3)	5.12%	5.19%
Average FICO	683	681
60+ delinquent (% of loans) (4)	11.1%	11.8%
Total prepayment speed (12 month constant pre-payment rate)	14.7%	17.9%

(1)
2014 characteristics and key performance metrics of our servicing portfolio excludes approximately $17.0 billion and approximately 127,876 units of forward residential mortgage loans acquired and currently serviced by others.

(2)
2013 characteristics and key performance metrics of our servicing portfolio excludes approximately $32.7 billion and approximately 211,602 units of forward residential mortgage loans acquired and serviced by others.

(3)
The Company's servicing portfolio contains a wide range of coupons ranging from 2.0% to more than 8.0%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of June 30, 2014 and 2013.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

	June 30, 2014	June 30, 2013
UPB (in millions)
Owned forward servicing portfolio - unencumbered	$74,171	$84,047
Owned forward servicing portfolio - subject to excess spread financing	251,858	165,681
Subserviced forward servicing portfolio	23,749	40,211
Total unpaid principal balance	$349,778	$289,939

The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	June 30, 2014	June 30, 2013
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$10,691	$12,330
Government-sponsored enterprises	210,065	196,164
Non-Agency securitizations	111,973	48,753
Total boarded forward servicing portfolio	332,729	257,247
Acquired Servicing Rights owned - serviced by others	17,049	21,299
Acquired Servicing Rights owned - serviced by predecessor	—	11,393
Total forward servicing portfolio	349,778	289,939
Reverse mortgage servicing	28,599	28,176
Total servicing portfolio unpaid principal balance	$378,377	$318,115

Reverse Mortgage Servicing Rights
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the six months ended June 30:

($ in millions, except for average loan amount)	2014	2013

Loan count	163,808	166,172
Ending unpaid principal balance	$28,599	$28,176
Average loan amount	$174,588	$169,559
Average coupon	2.95%	3.17%
Average borrower age	78	77
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

We use the lower of cost or market to value reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. The most significant assumptions utilized in determining the fair value of the reverse MSRs were weighted average life, which was assumed to be 5.79 years and 6.07 years as of June 30, 2014 and December 31, 2013, respectively, and lifetime constant prepayment rate, for which a 13.94% and 13.23% was utilized as of June 30, 2014 and December 31, 2013, respectively. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of June 30, 2014 or December 31, 2013.

Originations Segment
Our originations segment can be segregated into direct to consumer, which consists of our Nationstar and Greenlight channels and third-party originations which includes our correspondent and builder networks. In 2013, third-party originations would have also included our retail and wholesale channels.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013

Revenues
Fee income	$13,901	$7,563	$27,949	$13,458
Gain on mortgage loans held for sale	151,201	261,233	267,401	441,026
Total revenues	165,102	268,796	295,350	454,484
Expenses and impairments	97,084	142,457	202,134	247,768
Other income (expense), net	616	11,595	(400)	13,810
Income before taxes	$68,634	$137,934	$92,816	$220,526
Income before taxes margin	41.6%	51.3%	31.4%	48.5%

Revenues

Total revenue declined primarily due to reductions in volume from a less favorable interest rate environment in the 2014 periods compared to the 2013 periods as well as a strategic decision in 2013 to exit the retail and wholesale distribution channels. The decline in volume was partially offset by increased margins on originated loans.

Gain on mortgage loans held for sale consists of the following for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Gain on sale	$318,576	$187,775	$564,370	$326,642
Provision for repurchases	(3,169)	(7,905)	(10,296)	(13,445)
Capitalized servicing rights	61,908	50,061	120,212	81,329
Fair value mark-to-market adjustments	(118,047)	(123,248)	(272,785)	(130,182)
Mark-to-market on derivatives/hedges	(108,067)	154,550	(134,100)	176,682
Total gain on mortgage loans held for sale	$151,201	$261,233	$267,401	$441,026

Expenses and impairments

Expenses and impairments declined due to our restructuring efforts executed in late 2013 and early 2014 related to expectations of the current market environment for originations as well as expense savings from the exit of the retail and wholesale businesses.

Other income(expense), net

Other income (expense), net declined as interest income from reduced origination volume was down approximately $10 million in the three months ended 2014 versus the comparable 2013 period.

Increase in originations volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of our originations pipeline and loans funded for the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2014	2013	2014	2013
Application Pipeline	$4,996	$10,502	$4,996	$10,502
Total Locked Pipeline	$2,457	$7,293	$2,457	$7,293
Total Funded Volume	$4,381	$7,113	$9,125	$10,527
HARP Volume	$1,741	$3,317	$4,186	$5,296
Recapture percentage	32.3%	47.8%	39.0%	46.9%
Purchase percentage of funded volume	29.7%	15.8%	26.7%	14.8%
Refinance percentage of funded volume	70.3%	84.2%	73.3%	85.2%

Indemnification Reserves

Our reserve for indemnifications and repurchases represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	For the six months ended June 30, 2014	Year Ended December 31, 2013
Repurchase reserves, beginning of period	$40,695	$18,511
Additions	10,296	33,121
Charge-offs	(5,010)	(10,937)
Repurchase reserves, end of period	$45,981	$40,695

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	For the six months ended June 30, 2014		Year Ended December 31, 2013
	UPB	Count	UPB	Count
Beginning balance	$43.0	176	$14.0	79
Repurchases & indemnifications	(5.6)	(34)	(8.9)	(55)
Claims initiated	66.2	324	93.4	439
Rescinded	(69.0)	(336)	(55.5)	(287)
Ending Balance	$34.6	130	$43.0	176

The following table details our loan sales by period (dollars in billions):

	Six months ended June 30,		Year Ended December 31,
	2014		2013		2012		2011		2010		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$9.3	51,012	$23.0	109,963	$6.9	31,261	$3.3	16,629	$2.6	13,090	$45.1	221,955

We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last five years. We believe that because of the increase in our loan originations since 2008, repurchase requests are likely to increase. Should home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be appropriate at each balance sheet date.
Solutionstar Segment

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Revenues
Real Estate Exchange	$36,245	$6,935	$63,179	$16,009
Real Estate Services	47,119	22,280	85,184	34,459
Total revenues	83,364	29,215	148,363	50,468
Expenses and impairments	45,510	30,699	84,719	43,942
Other income (expense), net	(90)	(70)	(144)	(92)
Income before taxes	$37,764	$(1,554)	$63,500	$6,434
Income before taxes margin	45.3%	(5.3)%	42.8%	12.7%

Revenues

Revenues for the Real Estate Exchange operations consist principally of buyers premium and certain brokerage fees in connection with the sale of properties on Homesearch.com. Revenues for real estate services include fees earned in the provision of collateral valuation services, insured and uninsured title services, closing, escrow and asset management.

Real Estate Exchange revenue increased principally due to an increase in the volume of property sales, combined with a higher average blended commission rate earned on all sales due to a shift in the mix of properties sold via online offer portals versus traditional retail sales channels.

Real Estate Servicing revenue increased primarily due to a growth in unit volume sales in our BPO, Property Report and Title and Close services as a result of the expansion in our existing client relationships. These increases were partially offset by a decline in Appraisal services volume principally due to a market-wide decline in refinance transactions.
Expenses and impairment

The increase in expenses and impairments was principally due to the build-out of the operations infrastructure to support our growth initiatives including headcount growth both onshore and offshore. Direct vendor costs associated with fulfillment of customer orders also increased due to an increase in order volumes.
Key Metrics

The following table provides key metrics as it relates to Solutionstar:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Number of property sales	5,661	2,561	10,198	5,380
REO inventory at period end	8,789	3,854	8,789	3,854

Corporate and Other

Our Corporate and Other reporting unit consists of non-prime and nonconforming residential mortgage loans that we primarily originated prior to July 2007. Revenues and expenses are a result of mortgage loans transferred to a securitization trust that was structured as a secured borrowings resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.

We also include certain non-allocable corporate expenses, principally interest expense on corporate debt as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenues	$(232)	$349	$91	$731
Expenses and impairments	18,427	21,183	29,968	42,740
Other income (expense), net	(49,277)	(39,181)	(98,842)	(67,731)
Income before taxes	$(67,936)	$(60,015)	$(128,719)	$(109,740)

Expenses and impairments
The decrease in total expenses and impairments was primarily due to our corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount and profitability.
Other income (expense), net

Interest expense, net of interest income, increased as a result of higher average unsecured senior notes in 2014 versus the comparable 2013 periods.

Liquidity and Capital Resources

Liquidity
Sources and Uses of Cash

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

We believe that our cash flows from operating activities as well as existing facilities provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets.

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

We may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions, however, we believe that our strong cash flows, balance sheet and existing facilities provide us adequate access to funding given our expected cash needs.

Cash Flows

Our cash balance increased to $623.9 million as of June 30, 2014 from $441.9 million as of December 31, 2013, primarily due to cash inflows from operating and investing activities, offset by cash outflows in our financing activities.

Operating Activities

Our operating activities provided $831.6 million of cash flow for the six months ended June 30, 2014 and used $2,229.4 million of cash flow for the same period in the prior year. The increase in cash provided by operating activities of $3,061.0 million during the 2014 period was primarily due to the significant increase in payments and proceeds on our mortgage loans held for sale offset by an increase in originations volume. The increase was primarily due to the net effect of the following:

•
This increase in cash proceeds was primarily due to an increase of $3,483.8 million in our cash inflows from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $12,089.3 million in cash proceeds from loan sales and principal collections for the six months ended June 30, 2014, compared to $8,605.6 million for the comparable 2013 period. We originated and purchased $11,470.9 million in residential mortgage loans during the six month period ended June 30, 2014, compared to $10,948.7 million in mortgage originations and purchases for the comparable 2013 period.

•
Decrease of $60.1 million cash outflows from working capital which provided $284.7 million for the six months ended June 30, 2014 compared to $344.7 million in cash outflow for the comparable 2013 period primarily due to increased collections on servicer advances.

Investing Activities

Our investing activities provided $314.0 million and used $1,066.0 million of cash flow for the six months ended June 30, 2014 and 2013, respectively. The $1,380.0 million increase in cash flows provided by investing activities from the 2013 period to the 2014 period was partially a result of our sale of servicer advances during the 2014 period. We received cash proceeds of $512.5 million on the sale of servicer advances in 2014, with no corresponding cash receipts during the 2013 period. In addition, we paid out $187.8 million for the purchase of mortgage servicing rights for the six months ended June 2014, compared to $959.7 million for the comparable 2013 period.

Financing Activities

Our financing activities used $963.6 million and provided $3,528.7 million of cash flow during the six months ended June 30, 2014 and 2013, respectively. The $4,492.3 million decrease in cash flows from our financing activities was primarily the result the decrease in our notes payable balance as a result of our sale of advance receivables.

Capital Resources
Capital Structure and Debt

From 2010 through 2013, we completed offerings of $2.4 billion of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from
6.500% to 10.875%. We redeemed all of our outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.
Servicing

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances along with stop advance policies. As part of our normal course of our business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. In 2014, we sold approximately $2.4 billion of servicer advances to New Residential Investment Corp. (New Residential) and others. Pursuant to the terms of our agreements with New Residential, for these pools of loans, New Residential now has the obligation to fund future advances on the related loans. We also sold the related notes payable facilities associated with financing these advances.

In 2012 we acquired the servicing rights to approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers. These advances are financed through specific advance facilities. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At June 30, 2014, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.2 billion.

Originations

Loan origination activities generally require short-term liquidity substantially in excess of that generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

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

Contractual Obligations
The table below sets forth our contractual obligations, excluding legacy asset securitized debt, our excess spread financing, our mortgage servicing financing liability and our participating interest financing, at June 30, 2014.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured Senior Notes	$285,000	$—	$475,000	$1,675,000	$2,435,000
Interest expense from Unsecured Senior Notes	188,000	313,938	298,451	203,786	1,004,175
MBS Advance Financing Facility	480,802	—	—	—	480,802
Securities Repurchase Facility (2011)	34,196	—	—	—	34,196
Nationstar Agency Advance Financing Facility (VFN)	397,770		—	—	397,770
Nationstar Agency Advance Financing Facility (Term)	200,000	—	100,000	—	300,000
Nationstar Mortgage Advance Receivable Trust (VFN)	97,396	—	—	—	97,396
Nationstar Mortgage Advance Receivable Trust (Term)	—	—	300,000	—	300,000
MBS advance financing facility 2012	50,000	—	—	—	50,000
$1.50 billion warehouse facility	853,009	—	—	—	853,009
$750 million warehouse facility	479,166	—	—	—	479,166
$700 million warehouse facility	439,659	—	—	—	439,659
$600 million warehouse facility	305,424	—	—	—	305,424
$500 million warehouse facility	213,414	—	—	—	213,414
$300 million warehouse facility	55	—	—	—	55
$200 million warehouse facility	67,052	—	—	—	67,052
Lease Obligations	100,656	73,531	32,915	24,075	231,177
Total	$4,191,599	$387,469	$1,206,366	$1,902,861	$7,688,295

In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt-Legacy Assets was $82.7 million at June 30, 2014. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $1,036.0 million at June 30, 2014. The repayment of our participating interest financing is based on amounts received related to our reverse mortgage interests and as such we have excluded this financing from the table above. The recorded amount of our participating interest financing was $1,285.9 million at June 30, 2014.
Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 3, Securitizations and Financings , of the notes of the consolidated financial statements for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements, which is herein incorporated by reference.

Derivatives

See Note 9, Derivative Financial Instruments, of the notes to the consolidated financial statements for a summary of Nationstar's derivative transactions, which is herein incorporated by reference.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our ability to access debt and equity markets; the preference of sellers to dispose of more, but smaller, servicing portfolios; our 2014 focus areas; Solutionstar’s ability to transform the home buying experience particularly through the Real Estate Exchange division; the adequacy of and uses for our cash; potential acquisition opportunities; and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. These factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K filed February 27, 2014 for further information on these and other factors affecting us.

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
We utilize discounted cash flows and analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, market discount rates and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at June 30, 2014 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 15 - Commitments and Contingencies).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2014 - April 30, 2014	96	$31.04	—	—
May 1, 2014 - May 31, 2014	252	$32.13	—	—
June 1, 2014 - June 30, 2014	1,071	$36.81	—	—
Total	1,419		—	—

(1) The 1,419 shares of common stock of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Amendment No. 3 to Series 2013-VF1 Indenture Supplement, dated April 18, 2014 among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.3	05/09/2014

4.2	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014

4.3
Amendment No. 1 to the Indenture, dated April 22, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, the indenture trustee, Nationstar Mortgage LLC, the administrator, Credit Suisse AG, New York Branch, as administrative agent, Wells Fargo Securities, LLC, as administrative agent and The Royal Bank of Scotland PLC, as administrative agent
						X

4.4
Amendment No. 1 to Series 2013-VF1 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, Credit Suisse AG, New York Branch, as administrative agent, and consented to by Wells Fargo Bank, N.A., as derivative counterparty, Credit Suisse AG, Cayman Islands Branch, as committed purchaser and Alpine Securitization Corp., as conduit purchaser
						X

4.5
Amendment No. 1 to Series 2013-VF2 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, Wells Fargo Securities, LLC, as administrative agent, and consented to by Wells Fargo Bank, N.A., as derivative counterparty and purchaser
						X

4.6
Amendment No. 1 to Series 2013-VF3 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, The Royal Bank of Scotland PLC , as administrative agent and consented to by Wells Fargo Bank, N.A. as derivative counterparty and The Royal Bank of Scotland PLC, as purchaser
						X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.7
Amendment No. 1 to Series 2013-VF4 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as administrative agent, and consented to by Credit Suisse AG, Cayman Islands Branch, as committed purchaser, and Alpine Securitization Corp., as conduit purchaser
X

10.1**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

August 6, 2014	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 6, 2014	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Amendment No. 3 to Series 2013-VF1 Indenture Supplement, dated April 18, 2014 among Nationstar Servicer Advance Receivables Trust 2013-BofA, the issuer, Wells Fargo Bank, N.A., as indenture trustee, Nationstar Mortgage LLC, as administrator, and Bank of America, N.A., as administrative agent	10-Q	001-35449	4.3	05/09/2014

4.2	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014

4.3
Amendment No. 1 to the Indenture, dated April 22, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, the indenture trustee, Nationstar Mortgage LLC, the administrator, Credit Suisse AG, New York Branch, as administrative agent, Wells Fargo Securities, LLC, as administrative agent and The Royal Bank of Scotland PLC, as administrative agent
						X

4.4
Amendment No. 1 to Series 2013-VF1 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, Credit Suisse AG, New York Branch, as administrative agent, and consented to by Wells Fargo Bank, N.A., as derivative counterparty, Credit Suisse AG, Cayman Islands Branch, as committed purchaser and Alpine Securitization Corp., as conduit purchaser
						X

4.5
Amendment No. 1 to Series 2013-VF2 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, Wells Fargo Securities, LLC, as administrative agent, and consented to by Wells Fargo Bank, N.A., as derivative counterparty and purchaser
						X

4.6
Amendment No. 1 to Series 2013-VF3 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator, The Royal Bank of Scotland PLC , as administrative agent and consented to by Wells Fargo Bank, N.A. as derivative counterparty and The Royal Bank of Scotland PLC, as purchaser
						X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.7
Amendment No. 1 to Series 2013-VF4 Indenture Supplement, dated June 5, 2014, among Nationstar Mortgage Advance Receivables Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and as servicer, Credit Suisse AG, New York Branch, as administrative agent, and consented to by Credit Suisse AG, Cayman Islands Branch, as committed purchaser, and Alpine Securitization Corp., as conduit purchaser
X

10.1**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.