Form 10-Q
period 2014-09-30
Nationstar Mortgage Holdings Inc.
filed 2014-11-07
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of November 3, 2014: 90,982,859

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$269,735	$441,902
Restricted cash	294,044	592,747
Accounts receivable	3,060,382	5,636,482
Mortgage loans held for sale, $1,695,502 and $2,585,340 at fair value, respectively	1,697,041	2,603,380
Mortgage loans held for investment, net of allowance for loan losses of $3,549 and $2,144 respectively	195,432	211,050
Reverse mortgage interests	1,956,952	1,434,506
Mortgage servicing rights, $2,898,209 and $2,488,283 at fair value, respectively	2,910,640	2,503,162
Property and equipment, net of accumulated depreciation of $100,515 and $74,723 respectively	121,635	119,185
Derivative financial instruments	88,333	123,878
Other assets	282,850	360,397
Total assets	$10,877,044	$14,026,689
Liabilities and stockholders' equity
Notes payable	$3,532,743	$6,984,351
Unsecured senior notes	2,159,651	2,444,062
Payables and accrued liabilities	1,344,895	1,308,450
Derivative financial instruments	9,621	8,526
Mortgage servicing liabilities	78,954	82,521
Other nonrecourse debt	2,552,856	2,208,881
Total liabilities	9,678,720	13,036,791
Commitments and contingencies – See Note 15	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,975 shares and 90,330 shares issued at September 30, 2014 and December 31, 2013, respectively	910	906
Additional paid-in-capital	586,929	566,642
Retained earnings	624,057	422,341
Treasury shares; 531 shares and 168 shares at cost, respectively	(18,449)	(6,944)
Accumulated other comprehensive income	—	1,963
Total Nationstar stockholders' equity	1,193,447	984,908
Noncontrolling interest	4,877	4,990
Total equity	1,198,324	989,898
Total liabilities and equity	$10,877,044	$14,026,689
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Servicing fee income	$235,408	$341,679	$733,671	$802,584
Other fee income	126,101	84,203	346,366	186,877
Total fee income	361,509	425,882	1,080,037	989,461
Gain on mortgage loans held for sale	142,815	205,956	443,667	677,104
Total revenues	504,324	631,838	1,523,704	1,666,565
Expenses and impairments:
Salaries, wages and benefits	160,757	193,258	471,404	499,875
General and administrative	157,068	187,517	494,453	472,241
Loss on foreclosed real estate and other	2,731	9,498	5,826	13,363
Occupancy	6,668	5,581	23,385	18,797
Total expenses and impairments	327,224	395,854	995,068	1,004,276
Other income (expense):
Interest income	43,314	63,903	130,198	145,948
Interest expense	(116,673)	(168,215)	(412,695)	(378,500)
Gain on disposal of property	4,898	—	4,898	—
Gain on interest rate swaps and caps	940	400	2,808	2,457
Total other income (expense)	(67,521)	(103,912)	(274,791)	(230,095)
Income before taxes	109,579	132,072	253,845	432,194
Income tax expense	(1,700)	50,187	52,242	164,233
Net income	111,279	81,885	201,603	267,961
Less: Net gain (loss) attributable to noncontrolling interests	54	—	(113)	—
Net income attributable to Nationstar	111,225	81,885	201,716	267,961
Other comprehensive income (loss), net of tax:
Change in value of designated cash flow hedge	—	(407)	(1,963)	1,412
Comprehensive income	$111,225	$81,478	$199,753	$269,373

Earnings per share:
Basic earnings per share	$1.23	$0.92	$2.24	$3.00
Diluted earnings per share	$1.22	$0.91	$2.22	$2.97
Weighted average shares:
Basic	90,120	89,477	89,990	89,398
Dilutive effect of stock awards	1,001	921	690	752
Diluted	91,121	90,398	90,680	90,150
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2012	90,460	$905	$556,056	$205,287	$—	$(4,566)	$—	$757,682	$—	$757,682
Shares issued under incentive plan	82	3	(3)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	4,579	—	—	—	—	4,579	—	4,579
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares canceled	(212)	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	217,054	—	—	—	217,054	—	217,054
Balance at December 31, 2013	90,330	906	566,642	422,341	(6,944)	—	1,963	984,908	4,990	989,898
(unaudited)
Shares (including forfeitures) issued under incentive plan	1,176	4	(4)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	11,344	—	—	—	—	11,344	—	11,344
Excess tax benefit from share-based compensation	—	—	2,197	—	—	—	—	2,197	—	2,197
Shares acquired by Nationstar related to incentive compensation awards	—	—	6,750	—	(11,505)	—	—	(4,755)	—	(4,755)
Net income	—	—	—	201,716	—	—	—	201,716	(113)	201,603
Balance at September 30, 2014	91,506	$910	$586,929	$624,057	$(18,449)	$—	$—	$1,193,447	$4,877	$1,198,324

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the nine months ended September 30,
	2014	2013
Operating activities
Net income attributable to Nationstar	$201,716	$267,961
Reconciliation of net income to net cash attributable to operating activities:
Share-based compensation	11,344	8,140
Net tax effect of stock grants	(2,197)	(2,660)
Loss on foreclosed real estate and other	5,826	13,363
Gain on mortgage loans held for sale	(443,667)	(677,104)
Mortgage loans originated and purchased, net of fees	(16,548,058)	(17,166,460)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	17,757,055	15,376,486
Gain on derivatives including ineffectiveness	(2,808)	(2,457)
Cash settlement on derivative financial instruments	1,352	(4,544)
Depreciation and amortization	29,963	16,686
Amortization of premiums/discounts	16,660	39,261
Fair value changes in excess spread financing	61,080	33,229
Fair value changes and amortization/accretion of mortgage servicing rights	128,227	(38,117)
Fair value change in mortgage servicing rights financing liability	(38,260)	—
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	601,549	(96,120)
Reverse mortgage interests	(572,544)	(460,534)
Other assets	62,286	(331,855)
Payables and accrued liabilities	(25,460)	503,061
Net cash attributable to operating activities	1,244,064	(2,521,664)
Investing activities
Property and equipment additions, net of disposals	(41,567)	(47,883)
Proceeds from the sale of building	10,412	—
Purchases of reverse mortgage servicing rights and interests	—	(15,059)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(317,247)	(2,331,658)
Proceeds on sale of servicer advances	512,527	—
Loan repurchases from Ginnie Mae	(9,134)	—
Proceeds from sales of REO	70,480	60,389
Acquisitions, net	(18,000)	(78,200)
Net cash attributable to investing activities	207,471	(2,412,411)
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the nine months ended September 30,
	2014	2013
Financing activities
Transfers (to) / from restricted cash, net	282,289	(348,499)
Issuance of unsecured senior notes, net	—	1,365,244
Repayment of unsecured senior notes	(285,000)	—
Debt financing costs	(11,461)	(46,784)
Increase (decrease) in notes payable	(1,942,141)	3,042,623
Issuance of excess spread financing	150,951	707,640
Repayment of excess spread financing	(135,897)	(77,505)
Increase in participating interest financing in reverse mortgage interests	279,636	422,787
Proceeds from mortgage servicing rights financing	52,835	—
Repayment of nonrecourse debt – Legacy assets	(12,356)	(9,925)
Contributions from joint venture member to noncontrolling interests	—	4,990
Net tax benefit for stock grants issued	2,197	2,660
Redemption of shares for stock vesting	(4,755)	(6,554)
Net cash attributable to financing activities	(1,623,702)	5,056,677
Net increase (decrease) in cash and cash equivalents	(172,167)	122,602
Cash and cash equivalents at beginning of period	441,902	152,649
Cash and cash equivalents at end of period	$269,735	$275,251
Supplemental disclosures of cash activities
Cash paid for interest expense	$385,739	$282,417
Net cash (received)/paid for income taxes	(15,847)	112,392
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$2,901	$3,238
Transfer of reverse mortgage interest to REO at fair value	50,098	12,036
Mortgage servicing rights resulting from sale or securitization of mortgage loans	185,822	177,583
Tax related share-based settlement of common stock	4,755	6,554
Excess tax benefit from share based compensation	2,197	2,660
Payable to seller of forward mortgage servicing rights	63,231	78,091
Change in value of cash flow hedge, net of tax - accumulated other comprehensive income (loss)	(1,963)	1,412
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

1. Nature of Business and Basis of Presentation
Nature of Business
Nationstar Mortgage Holdings Inc. (Nationstar or the Company), a Delaware corporation, earns fees through the delivery of quality servicing, origination and transaction based services related principally to single-family residences.
Nationstar presents financial performance utilizing reportable segments aligned with how the operations are managed. The Servicing segment reflects the results of operations attributable to residential mortgage servicing rights (MSRs) acquired from and loans subserviced for third-parties and originated loans. The Solutionstar segment reflects financial performance related to real estate services (e.g., collateral valuation, title, closing services) and real estate exchange, including our HomeSearch.com residential market portal. The Originations segment includes fees associated with loan originations and gains from the sale and securitization of loans. The Corporate and Other segment encompasses certain identified corporate costs as well as the 'Legacy' portfolio which includes primarily all subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor.
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

Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (ASU 2014-09), was created to standardize revenue recognition process between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements. The standard outlines that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred. This amendment update is for all year-end and interim periods beginning after December 15, 2016 and early application is not permitted. The Company is evaluating the impact of the adoption of ASU 2014-09 on our financial condition, liquidity and results of operations.

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
Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, (ASU 2014-14), streamlines how companies classify government-guaranteed mortgage loans upon foreclosure. This update specifies that the mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure when specific conditions are met. The conditions are that the government guarantee is not separable from the loan prior to foreclosure, at foreclosure, the creditor has the intent and ability to convey property to guarantor and make a claim on the guarantee and the amount recoverable under the guarantee is fixed and determinable. ASU 2014-14 is effective for all interim and annual periods beginning after December 14, 2014. Upon the adoption ASU 2014-14, the Company will appropriately reclassify amounts previously classified as real estate owned into accounts receivable on its consolidated balance sheet.
Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (ASU 2014-15), creates a consistency in the disclosures made by an entity when there is doubt that the entity will continue as a going concern. The updates requires that management must evaluate whether there are conditions that would prevent the entity to continue as a going concern and if there is substantial doubt, they must disclose their plans to alleviate the substantial doubt or mitigate the conditions that create it within a footnote disclosure. ASU 2014-15 also provides the definition of substantial doubt in order to provide consistency as to when an entity should provide a footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our financial condition, liquidity or results of operations.

3. Securitizations and Financings

In the normal course of business, Nationstar enters into various types of securitizations and asset-backed financing arrangements secured by assets. For disclosure purposes, Nationstar aggregates these transactions based upon whether the transaction was treated as a sale (securitizations), accounted for as a secured borrowing (financings) or consolidated because the Company is the primary beneficiary of a variable interest entity (VIE).

Securitizations Treated as Sales

With respect to securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

in consolidation of the VIE as the beneficial interests that the Company holds in the securitization trusts have no value and no potential for significant cash flows in the future. In addition, at September 30, 2014 and December 31, 2013, the Company had no other significant assets in our consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. Nationstar's exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to the trust to be remote because of its position ahead of most of the other liabilities of the trusts. See Note 4, Accounts Receivable, and Note 6, Mortgage Servicing Rights, for additional information regarding advances and MSRs.

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

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	September 30, 2014	December 31, 2013
Total collateral balances	$3,368,452	$3,831,473
Total certificate balances	3,394,555	3,843,694
A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	September 30, 2014	September 30, 2013
Unconsolidated securitization trusts	$887,105	$1,183,582

	For the three months ended September 30,		For the nine months ended September 30,
Credit Losses	2014	2013	2014	2013
Unconsolidated securitization trusts	$71,757	$57,879	$219,189	$185,612

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$2,632	$—	$9,515	$—	20,818	$—	$29,219	$—
Financings
Nationstar maintains various agreements with special purpose entities under which Nationstar transfers mortgage loans in exchange for cash. These entities issue debt supported by collections on the transferred mortgage loans. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nationstar’s consolidated balance sheets. Collections on the mortgage loans pledged to the entities are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these entities do not have recourse to Nationstar and can only look to the assets of the entities themselves for satisfaction of the debt.

Nationstar has issued pools of Home Equity Conversion Mortgage Backed Securities to third-party investors collateralized by advances on the related Home Equity Conversion Mortgages. These transfers do not meet the requirement for sale accounting and are accounted for as secured financings with the reverse mortgage interests and the related financing included in the consolidated financial statements of Nationstar. The assets and liabilities are reported in reverse mortgage interest and other nonrecourse debt, respectively, on Nationstar's consolidated balance sheet.
VIEs

Nationstar also transfers servicing advance receivables to special purpose entities in exchange for cash. We consolidate these entities because Nationstar is the primary beneficiary of the VIE. These VIEs issue debt supported by collections on the transferred advances. Nationstar made these transfers under the terms of the advance facility agreements. The Company classifies the transferred advances on its consolidated balance sheets as accounts receivable and the related liabilities as notes payable.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements as of September 30, 2014 and December 31, 2013 is presented in the following tables:

	September 30, 2014		December 31, 2013
	Transfer Included in the Consolidated Financial Statements	Reverse Secured Borrowings	Transfer Included in the Consolidated Financial Statements	Reverse Secured Borrowings
ASSETS
Restricted cash	$98,115	$—	$272,188	$—
Reverse mortgage interests	—	1,296,420	—	1,039,645
Accounts receivable	1,170,414	—	4,031,444	—
Mortgage loans held for investment, net	193,429	—	208,263	—
Derivative financial instruments	1,349	—	3,691	—
Other assets	1,550	—	2,375	—
Total Assets	$1,464,857	$1,296,420	$4,517,961	$1,039,645
LIABILITIES
Notes payable	$1,003,200	$—	$3,672,726	$—
Payables and accrued liabilities	1,357	—	4,242	—
Nonrecourse debt–Legacy Assets	78,481	—	89,107	—
Participating interest financing	—	1,367,382	—	1,080,718
Total Liabilities	$1,083,038	$1,367,382	$3,766,075	$1,080,718

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
Accounts receivable consist of the following:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	September 30, 2014	December 31, 2013
Servicer advances, net of purchase discount $8,875 and $62,217, respectively	$2,594,106	$5,099,670
Reverse mortgage servicer advances	201,541	93,494
Accrued revenues	158,861	134,440
Receivables from trusts and agencies	84,171	105,917
Accrued interest	2,805	6,970
Other	18,898	195,991
Total accounts receivable	$3,060,382	$5,636,482

During the three month period ending September 30, 2014, there was no accretion of purchase discounts. However for the nine month period ended September 30, 2014, the Company accreted $8.4 million of the purchase discounts from recovered servicer advances into interest income. During the three and nine month periods ended September 30, 2013, the Company accreted $11.3 million and $22.5 million, respectively, of the purchase discounts from recovered servicer advances.

In 2014, Nationstar sold approximately $2.2 billion of servicer advances to a joint venture entity capitalized by New Residential and other investors. See Note 17, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC, for additional information. Consequently, the related purchase discount of $52.9 million was eliminated from Nationstar's consolidated balance sheet. See Note 10, Indebtedness, for additional information.

As of September 30, 2014 and December 31, 2013, Nationstar carried an allowance for uncollectible servicer advances of $94.4 million and $40.7 million respectively, primarily related to acquired interest advances on Ginnie Mae loans originally purchased at a discount.

5. Mortgage Loans Held for Sale and Investment, including Reverse Mortgage Interests
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.
Mortgage loans held for sale consist of the following:

	September 30, 2014	December 31, 2013
Mortgage loans held for sale – unpaid principal balance	$1,629,030	$2,532,881
Mark-to-market adjustment, included in Gain on Mortgage Loans Held for Sale	68,011	70,499
Total mortgage loans held for sale	$1,697,041	$2,603,380
Nationstar had $36.6 million and $69.5 million mortgage loans held for sale on nonaccrual status at September 30, 2014 and December 31, 2013, respectively. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that were repurchased solely to modify the loans. Upon completion of the modification the loans are expected to be subject to sale to a GSE. The fair value of loans held for sale on nonaccrual status at September 30, 2014 and December 31, 2013, was approximately $30.8 million and $63.5 million, respectively.
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

	For the nine months ended
	September 30, 2014	September 30, 2013
Mortgage loans held for sale – beginning balance	$2,603,380	$1,480,537
Mortgage loans originated and purchased, net of fees	16,548,058	17,166,460
Proceeds on sale of and payments of mortgage loans held for sale	(17,449,261)	(14,780,987)
Transfer of mortgage loans held for sale to held for investment or other assets	(5,136)	2,450
Mortgage loans held for sale – ending balance	$1,697,041	$3,868,460

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

For certain loans sold to Ginnie Mae, Nationstar, as the servicer has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to repool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the nine months ended September 30, 2014 and September 30, 2013, Nationstar repurchased $3.1 billion and $0.7 billion of mortgage loans, respectively, out of Ginnie Mae securitization pools.
Mortgage loans held for investment, net
Mortgage loans held for investment, net consist of nonconforming mortgage loans securitized which serve as collateral for the issued nonrecourse debt principally associated with our Legacy Assets.
An allowance for loan losses is established by recording a provision for loan losses in the Consolidated Statement of Income and Comprehensive Income when management believes a loss is probable on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Mortgage loans held for investment, net as of the dates indicated include:

	September 30, 2014	December 31, 2013
Mortgage loans held for investment, net – unpaid principal balance	$283,115	$305,085
Transfer discount:
Accretable	(16,025)	(17,362)
Non-accretable	(68,109)	(74,529)
Allowance for loan losses	(3,549)	(2,144)
Total mortgage loans held for investment, net	$195,432	$211,050

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the nine months ended September 30, 2014	Year ended December 31, 2013
Accretable Yield
Balance at the beginning of the period	$17,362	$19,749
Accretion	(2,258)	(3,235)
Reclassifications from (to) nonaccretable discount	921	848
Balance at the end of the period	$16,025	$17,362
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.9 million of transfer discount to accretable yield for the nine months ended September 30, 2014 and $0.8 million for the year ended December 31, 2013. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Delinquency status and loan-to-value ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is delinquency status. Loan delinquencies and unpaid principal balances are updated based upon collection activity. Collateral values are updated from third-party providers on a periodic basis. The collateral values used to derive the LTVs are obtained at various dates, but the majority are within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, Nationstar takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Reverse mortgage interests
Reverse mortgage interests include advances, recoverable upon the sale of the subject property, and defaulted advances that can be securitized and sold. As of September 30, 2014 and December 31, 2013, Nationstar had $2.0 billion and $1.4 billion, respectively, in outstanding reverse mortgage interests.When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statement of income and comprehensive income.
Reverse mortgage interests as of the dates indicated include:

	September 30, 2014	December 31, 2013
UPB of advances previously securitized by Nationstar	$1,296,420	$1,039,645
UPB of advances not securitized	661,962	395,663
Allowance for losses - reverse mortgage interests	(1,430)	(802)
Total reverse mortgage interests	$1,956,952	$1,434,506
Nationstar collectively evaluates all reverse mortgage interest assets for impairment.

6. Mortgage Servicing Rights
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

The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary fees and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions used in the cash flow model. Nationstar obtains third-party valuation for boarded MSRs to assess the reasonableness of the fair value calculated by the cash flow model.

Most of the forward loans underlying the MSRs carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these MSRs are more likely to be affected by changes in credit losses than by interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs are more likely to be affected by interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Credit Sensitive MSRs	September 30, 2014	December 31, 2013
Discount rate	12.15%	14.17%
Total prepayment speeds	17.24%	20.34%
Expected weighted-average life	5.59 years	4.63 years
Credit losses	7.35%	22.87%
Interest Rate Sensitive MSRs	September 30, 2014	December 31, 2013
Discount rate	9.60%	10.50%
Total prepayment speeds	9.77%	8.97%
Expected weighted-average life	7.01 years	7.88 years
Credit losses	2.22%	9.12%

Changes in assumptions used to estimate the fair value of MSRs reflect changes in our view of market conditions affecting MSR values as well as changes based on the performance in the underlying pools of loans.

Discount rates were reduced to reflect increasing market trading multiples. Prepayment speed on interest sensitive loans increased due to a decline in mortgage interest rates over the period.

Reduced prepayment speeds in credit sensitive loans along with improved credit losses in both credit and interest sensitive pools are driven by lower overall actual prepayments as well as a higher proportion of voluntary versus involuntary prepayments.

The activity of MSRs carried at fair value is as follows for the dates indicated:

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$2,488,283	$635,860
Additions:
Servicing resulting from transfers of financial assets	185,822	248,381
Purchases of servicing assets	353,450	1,545,584
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	49,779	355,586
Other changes in fair value	(179,125)	(297,128)
Fair value at the end of the period	$2,898,209	$2,488,283
UPB of forward loans serviced for others
Credit sensitive loans	$242,991,593	$266,757,777
Interest sensitive loans	75,980,389	56,056,362
Total owned loans	$318,971,982	$322,814,139

The $49.8 million in changes in fair value due to valuation inputs or assumptions for the nine months ended September 30, 2014 includes $64.6 million in scheduled principal payments.

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at September 30, 2014 and December 31, 2013:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2014
Mortgage servicing rights	$(109,213)	$(205,224)	$(107,917)	$(206,835)	$(37,922)	$(75,760)
December 31, 2013
Mortgage servicing rights	$(74,681)	$(151,899)	$(101,590)	$(195,445)	$(89,958)	$(178,669)

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
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.4 billion and $28.9 billion as of September 30, 2014 and December 31, 2013. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At September 30, 2014 and December 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service fee income based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	For the nine months ended		For the year ended
	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$14,879	$82,521	$10,973	$83,238
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	3,980	—
Deductions:
Amortization/Accretion	(2,448)	(3,567)	(74)	(717)
Balance at end of the period	$12,431	$78,954	$14,879	$82,521
Fair value at end of period	$35,475	$61,853	$29,192	$63,996
Subserviced loans

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. Nationstar has no recorded value for its subservicing arrangements. At September 30, 2014 and December 31, 2013, the unpaid balances under subservicing arrangements and rights to service certain foreclosed loans were $20.4 billion and $35.4 billion, respectively.

7. Other Assets
Other assets consisted of the following:

	September 30, 2014	December 31, 2013
Loans subject to repurchase right from Ginnie Mae	$83,547	$120,736
Goodwill	54,701	38,820
Real estate owned (REO), net	53,264	45,632
Deferred financing costs	48,949	73,030
Intangible assets	20,187	21,737
Prepaid expenses	9,942	21,993
Collateral deposits on derivative instruments	5,487	25,932
Receivables from affiliates	5,479	8,861
Other	1,294	3,656
Total other assets	$282,850	$360,397
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $83.5 million at September 30, 2014 and $120.7 million at December 31, 2013.
In May 2014, Nationstar acquired Real Estate Digital, LLC (RED). In the initial purchase price allocations, Nationstar recorded $15.9 million in goodwill on its consolidated balance sheet.

8. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Payables to servicing and subservicing investors(1)	$314,864	$359,214
Payables to insurance carriers and insurance cancellation reserves	159,351	164,244
Taxes	100,190	35,961
Loans subject to repurchase from Ginnie Mae	83,547	120,736
MSR purchases payable including advances	65,374	135,759
Accrued interest	64,559	76,303
Accrued bonus and payroll	62,023	66,755
Repurchase reserves	48,252	40,695
Other(2)	446,735	308,783
Total payables and accrued liabilities	$1,344,895	$1,308,450

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
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income and comprehensive income. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows. Interest rate swaps designated as cash flow hedges under ASC 815 are recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income and subsequently recognized in interest expense in the same period the hedged forecast transaction affects earnings. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense. There are no designated accounting hedges outstanding as of September 30, 2014.

Associated with the Company's derivatives is $5.5 million and $25.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of September 30, 2014 and December 31, 2013, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the nine months ended September 30, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$13,933	$609	$602
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	2,388,232	83,446	(3,682)
Forward MBS trades	2014	1,101,888	1,488	(30,778)
LPCs	2014	274,716	2,050	1,257
Interest rate swaps and caps	2018	147,600	1,349	2,157
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	867	3	2,695
Interest rate swaps on ABS debt	2014 - 2017	249,704	183	651
Forward MBS trades	2014	2,424,775	8,415	(5,110)
LPCs	2014	76,385	1,020	669

For the year ended December 31, 2013
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$57,965	$7	$(14)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	3,083,131	87,128	(69,856)
Forward MBS trades	2014	5,425,663	32,266	19,084
LPCs	2014	197,475	793	(460)
Interest rate swaps and caps	2018	167,000	3,691	544
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	260,407	2,698	(1,613)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2014-2017	424,269	834	1,012
Forward MBS trades	2014	1,351,870	3,305	8,713
LPCs	2014	204,486	1,689	(1,603)

(1)	In January and June 2013, Nationstar terminated these interest rate swaps.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

10. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below.

					September 30, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Servicing Segment Notes Payable
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2015	Servicing advance receivables	$775,000	$455,629	$514,841	$560,814	$651,953
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	—	34,613	55,603	35,546	55,603
Nationstar agency advance financing facility (1)	LIBOR+1.20% to 3.75%	October 2015	Servicing advance receivables	1,100,000	603,354	718,970	851,957	918,574
Reverse participations financing facility	LIBOR+4.00%	June 2014(7)	Reverse mortgage loans (2)	150,000	—	—	102,031	124,536
MBS advance financing facility (2012)	LIBOR+5.00%	April 2015	Servicing advance receivables	50,000	39,654	47,467	179,306	220,833
Nationstar Mortgage Advance Receivable Trust (3)	LIBOR+1.15% to 5.30%	June 2014 (4) June 2016 (6) June 2018	Servicing advance receivables	475,000	399,846	450,345	1,240,940	1,347,410
MBS servicer advance facility (2014)	LIBOR + 3.50%	July 2015	Servicing advance receivables	80,000	68,123	92,165	—	—
Nationstar Servicer Advance Receivables Trust 2013 - BA (5)	LIBOR+2.50%	June 2014	Servicing advance receivables	1,000,000	—	—	1,579,830	1,764,296
					1,601,219	1,879,391	4,550,424	5,083,205

					September 30, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Originations Segment Notes Payable
$1.5 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2015	Mortgage loans or MBS	$1,500,000	$698,300	$793,342	$797,281	$891,648
$750 million warehouse facility	LIBOR+1.75% to 2.50%	April 2015	Mortgage loans or MBS	750,000	428,970	447,121	639,378	673,599
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2015	Mortgage loans or MBS	500,000	253,713	260,443	111,980	115,629
$500 million warehouse facility	LIBOR+0.75% to 3.50%	June 2015	Mortgage loans or MBS	500,000	197,067	209,060	214,570	224,162
$500 million warehouse facility	LIBOR+ 1.50% to 2.25%	June 2015	Mortgage loans or MBS	500,000	226,249	231,696	447,926	477,980
$300 million warehouse facility	LIBOR +2.50%	September 2014(8)	Mortgage loans or MBS	300,000	—	—	159,435	166,482
$200 million warehouse facility	LIBOR+2.75%	February 2015	Mortgage loans or MBS	200,000	87,145	103,804	63,357	93,098
$75 million warehouse facility (HCM) (9)	LIBOR+ 2.25% to 2.875%	October 2015	Mortgage loans or MBS	75,000	40,080	41,786	—	—
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	—	—	—	—	—
					1,931,524	2,087,252	2,433,927	2,642,598
					$3,532,743	$3,966,643	$6,984,351	$7,725,803
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
(8) This facility expired in September 2014 and was not renewed.
(9) This facility is a sublimit of the $1.5 billion facility specific to HCM.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below:

	September 30, 2014	December 31, 2013
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015(1)	$—	$283,153
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	378,756	379,360
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,565	400,634
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	605,330	605,915
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,159,651	$2,444,062
(1) Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. Deferred debt issuance costs of $3.4 million were written off in connection with this redemption.
The indentures for the unsecured senior notes contain various covenants and restrictions that limit Nationstar's, or certain of its subsidiaries', ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

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

Additionally, the indentures provide that on or before certain fixed dates, Nationstar may redeem up to 35% of the aggregate principal amount of the senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest and additional interest, if any, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.
As of September 30, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Year	Amount
2014	$—
2015	—
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,150,000
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	September 30, 2014	December 31, 2013
Nonrecourse debt - Legacy Assets	$78,481	$89,107
Excess spread financing - fair value	1,062,544	986,410
Participating interest financing	1,367,382	1,103,490
Mortgage servicing rights financing liabilities	44,449	29,874
Total	$2,552,856	$2,208,881

Nonrecourse Debt–Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $78.5 million and $89.1 million at September 30, 2014, and December 31, 2013, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $274.0 million and $302.0 million at September 30, 2014 and December 31, 2013, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $91.3 million and $103.6 million at September 30, 2014 and December 31, 2013, respectively.
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

The following table shows the hypothetical effect on fair value of excess spread financing using various unfavorable variations of the expected levels of certain key assumptions used in valuing these liabilities at the dates indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2014
Excess spread financing	$38,897	$79,644	$34,979	$73,083	$3,066	$7,665
December 31, 2013
Excess spread financing	$33,156	$68,636	$26,492	$53,753	$29,219	$42,611

As the fair value on the outstanding excess spread financing is linked to the future economic performance of certain MSRs, any adverse changes in the MSRs would inherently benefit the net carrying amount of the excess spread financing, while any beneficial changes in certain key assumptions used in valuing the MSRs would negatively impact the net carrying amount of the excess spread financing.
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
Participating Interest Financing
Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 6.98%. The participating interest financing was $1,367.4 million and $1,103.5 million at September 30, 2014 and December 31, 2013, respectively.
Mortgage Servicing Rights Financing Liabilities
Nationstar has entered into agreements to sell the basic fee component of certain MSRs and servicer advances under specified terms. Under the terms of these agreements, the transfer of servicing is contingent on the receipt of consents from various third parties. Until these required consents are obtained Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction. See Note 17 - Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC.
Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of income and comprehensive income.
Financial Covenants

As of September 30, 2014, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar's tangible net worth, liquidity reserves and leverage requirements.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nationstar is required to maintain a minimum tangible net worth of at least $517.3 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2014, Nationstar was in compliance with these minimum tangible net worth requirements.

11. Income Taxes

Income tax expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Tax Expense	$(1,700)	$50,187	$52,242	$164,233

Effective tax rate	1.6%	38.0%	20.6%	38.0%

The primary reason for the significant variation in the expected tax rate and the actual tax rate was the partial release of the deferred tax valuation allowance that was recorded against the Company’s loss carryforwards. Excluding the release of the valuation allowance, the Company’s effective tax rate would have been 38.8% for the three months ended September 30, 2014 and 38.0% for the nine months ended September 30, 2014.
The Company had a net deferred tax liability of $116.0 million at September 30, 2014 and $102.7 million at December 31, 2013. A valuation allowance of $6.4 million and $46.7 million was recorded against deferred tax assets at September 30, 2014 and December 31, 2013, respectively, as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

The Company has federal net operating loss carryforwards (NOL) of approximately $199.4 million that will begin to expire in 2027, if unused. The Company also has state NOLs that will begin to expire in 2014 if unused. The amount of the state NOLs varies by state based on whether the NOL is derived from the pre-apportioned Federal NOL or calculated based on the apportioned Federal NOL. The Company also has net capital loss carryforwards of approximately $15.9 million that begin to expire in 2015. The Federal NOL is limited under Sections 382 and 383 of the Internal Revenue Code as a result of a reorganization that occurred in advance of the Company’s initial public offering. The annual limitation is approximately $11 million.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a valuation allowance is established. Management considers all available evidence, both positive and negative, in evaluating the need for a valuation allowance. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance. At the date of the Company’s initial public offering, the Company was in a three year cumulative loss and the Company concluded it was not more likely than not that the net operating loss would be used.

The Company has generated significant pretax income over the past three years and has increased the size of its servicing portfolio to $347.3 billion as of September 30, 2014 from $159.2 billion as of December 31, 2012. Management is forecasting sufficient earnings for the coming year and the foreseeable future due to the increased servicing portfolio along with a profitable originations platform and a growing mortgage services business. Accordingly, management believes that, while the Company’s NOL is limited by Section 382 of the Internal Revenue Code, the amount of earnings needed in each year to fully utilize the allowable limitation are more likely than not to occur given the three year earnings history and management’s current projections.
The Company has not released the $5.6 million valuation allowance recorded against the capital loss carryforward because management does not believe it is more likely than not that the Company will generate sufficient capital gains to utilize the loss carryforward prior to expiration. Additionally, the Company has not released the $0.5 million valuation allowance recorded

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

against the portion of the Federal NOL carryforward and the $0.3 million valuation allowance recorded against the State NOL carryforward that are expected to expire unutilized. Accordingly, a valuation allowance of $6.4 million remains as of September 30, 2014.
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

Nationstar may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. These purchased loans are accounted for at fair value, and Nationstar classifies these valuations as Level 2 in the fair value disclosures.
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
Reverse Mortgage Interests – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These advances include due and payable advances, which are recovered upon the foreclosure and sale of the subject property, and defaulted advances that can be securitized. These interests are carried at amortized cost less an allowance for loan loss in the consolidated financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar advances on reverse mortgage loans, adjusted for certain factors. Nationstar classifies these valuations as Level 3 in the fair value disclosures.

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
Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2014 being mortgage prepayment speeds of 12.8%, average life of 5.7 years, recapture rates of 6.6% to 31.9%, and discount rate of 11.8%. Key assumptions at December 31, 2013, were mortgage prepayment speeds of 9.6%, average life of 4.7 years, recapture rates of 5.0% to 35.8%, and discount rate of 13.9%. Changes in fair value of the excess spread financing are recorded as a component of service fee income in Nationstar's consolidated statement of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
September 30, 2014
Low	5.5%	3.9 years	9.0%	6.6%
High	19.3%	7.4 years	14.2%	31.9%
December 31, 2013
Low	4.0%	3.4 years	10.1%	5.0%
High	17.6%	5.7 years	20.0%	35.8%

A positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.
Mortgage Servicing Rights Financing - Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2014 being advance financing rates of 2.72%, annual advance recovery rates of 24.60%, and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service fee income in Nationstar’s consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		September 30, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,695,502	$—	$1,695,502	$—
Mortgage servicing rights	2,898,209	—	—	2,898,209
Other assets:
IRLCs	83,446	—	83,446	—
Forward MBS trades	1,488	—	1,488	—
LPCs	2,050	—	2,050	—
Interest rate swaps and caps	1,349	—	1,349	—
Total assets	$4,682,044	$—	$1,783,835	$2,898,209
LIABILITIES
Derivative financial instruments
IRLCs	$3	$—	$3	$—
Interest rate swaps on ABS debt	183	—	183	—
Forward MBS trades	8,415	—	8,415	—
LPCs	1,020	—	1,020	—
Mortgage servicing rights financing	44,449	—	—	44,449
Excess spread financing (at fair value)	1,062,544	—	—	1,062,544
Total liabilities	$1,116,614	$—	$9,621	$1,106,993
		December 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,585,340	$—	$2,585,340	$—
Mortgage servicing rights	2,488,283	—	—	2,488,283
Derivative financial instruments:
IRLCs	87,128	—	87,128	—
Forward MBS trades	32,266	—	32,266	—
LPCs	793	—	793	—
Interest rate swaps and caps	3,691	—	3,691	—
Total assets	$5,197,501	$—	$2,709,218	$2,488,283
LIABILITIES
Derivative financial instruments
IRLCs	$2,698	$—	$2,698	$—
Interest rate swaps on ABS debt	834	—	834	—
Forward MBS trades	3,305	—	3,305	—
LPCs	1,689	—	1,689	—
Mortgage servicing rights financing	29,874	—	—	29,874
Excess spread financing (at fair value)	986,410	—	—	986,410
Total liabilities	$1,024,810	$—	$8,526	$1,016,284

(1)	Based on the nature and risks of these assets, the Company has determined that presenting them as a single class is appropriate.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the three months ended September 30, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,678,134	$1,036,038	$33,452
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(5,308)	37,313	10,997
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	159,773	—	—
Issuances	65,610	39,833	—
Sales	—	—	—
Settlements	—	(50,640)	—
Ending balance	$2,898,209	$1,062,544	$44,449

	ASSETS	LIABILITIES
For the nine months ended September 30, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(129,346)	61,080	(38,260)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	353,450	—	—
Issuances	185,822	150,951	52,835
Sales	—	—	—
Settlements	—	(135,897)	—
Ending balance	$2,898,209	$1,062,544	$44,449

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	ASSETS	LIABILITIES
For the year ended December 31, 2013	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$635,860	$288,089	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	58,458	73,333	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,545,584	—	—
Issuances	248,381	755,344	29,874
Sales	—	—	—
Settlements	—	(130,356)	—
Ending balance	$2,488,283	$986,410	$29,874

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	September 30, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$269,735	$269,735	$—	$—
Restricted cash	294,044	294,044	—	—
Mortgage loans held for sale	1,697,041	—	1,696,657	—
Mortgage loans held for investment, net	195,432	—	—	168,959
Reverse mortgage interests	1,956,952	—	—	1,937,199
Derivative financial instruments	88,333	—	88,333	—
Financial liabilities:
Notes payable	3,532,743	—	—	3,532,743
Unsecured senior notes	2,159,651	2,150,702	—	—
Derivative financial instruments	9,621	—	9,621	—
Nonrecourse debt - Legacy assets	78,481	—	—	89,018
Excess spread financing	1,062,544	—	—	1,062,544
Participating interest financing	1,367,382	—	1,336,722	—
Mortgage servicing rights financing liability	44,449	—	—	44,449
	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$441,902	$441,902	$—	$—
Restricted cash	592,747	592,747	—	—
Mortgage loans held for sale	2,603,380	—	2,601,520	—
Mortgage loans held for investment, net	211,050	—	—	180,435
Reverse mortgage interests	1,434,506	—	—	1,405,197
Derivative financial instruments	123,878	—	123,878	—
Financial liabilities:
Notes payable	6,984,351	—	—	6,984,351
Unsecured senior notes	2,444,062	2,489,886	—	—
Derivative financial instruments	8,526	—	8,526	—
Nonrecourse debt - Legacy assets	89,107	—	—	95,345
Excess spread financing	986,410	—	—	986,410
Participating interest financing	1,103,490	—	1,093,747	—
Mortgage servicing rights financing liability	29,874	—	—	29,874

13. Capital Requirements
Certain of Nationstar's secondary market investors require minimum net worth (capital) requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, Nationstar's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of Nationstar's selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $653.5 million. As of September 30, 2014, Nationstar was in compliance with its selling and servicing capital requirements.
14. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemember's Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and False Claims Act. Additionally, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans and securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.
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

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $3.6 million and $18.8 million were included in general and administrative expense on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014, respectively, and $6.2 million and $14.2 million for the three and nine months ended September 30, 2013, respectively, were included in general and administrative expenses on the consolidated statements of income and comprehensive income.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $2.6 million to $6.9 million in excess of the accrued liability (if any) related to those matters as of September 30, 2014. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Nationstar has certain MSRs related to approximately $28.4 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At September 30, 2014, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $4.2 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

15. Business Segment Reporting
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
The following tables are a presentation of financial information by segment for the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Three months ended September 30, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$253,434	$105	$4	$253,543	$(1,002)	$(17,133)	$235,408
Other fee income	28,113	10,334	85,519	123,966	2,135	—	126,101
Total fee income	281,547	10,439	85,523	377,509	1,133	(17,133)	361,509
Gain/(loss) on mortgage loans held for sale	(1,147)	128,355	—	127,208	(1,172)	16,779	142,815
Total revenues	280,400	138,794	85,523	504,717	(39)	(354)	504,324
Total expenses and impairments	160,975	89,369	50,006	300,350	26,874	—	327,224
Other income (expense):
Interest income	18,369	18,903	—	37,272	5,688	354	43,314
Interest expense	(48,651)	(17,085)	(352)	(66,088)	(50,585)	—	(116,673)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	795	—	—	795	145	—	940
Total other income (expense)	(29,487)	1,818	(352)	(28,021)	(39,854)	354	(67,521)
Income (loss) before taxes	$89,938	$51,243	$35,165	$176,346	$(66,767)	$—	$109,579
Depreciation and amortization	$2,886	$1,049	$922	$4,857	$4,705	$—	$9,562
Total assets	8,370,695	1,929,239	319,910	10,619,844	257,200	—	10,877,044

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Three months ended September 30, 2013
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$357,262	$(1)	$13	$357,274	$551	$(16,146)	$341,679
Other fee income	19,782	23,117	41,254	84,153	50	—	84,203
Total fee income	377,044	23,116	41,267	441,427	601	(16,146)	425,882
Gain/(loss) on mortgage loans held for sale	124	190,186	—	190,310	(101)	15,747	205,956
Total revenues	377,168	213,302	41,267	631,737	500	(399)	631,838
Total expenses and impairments	158,247	176,600	31,964	366,811	29,043	—	395,854
Other income (expense):
Interest income	31,913	28,273	—	60,186	3,318	399	63,903
Interest expense	(85,653)	(32,879)	(103)	(118,635)	(49,580)	—	(168,215)
Gain (loss) on interest rate swaps and caps	94	—	—	94	306	—	400
Total other income (expense)	(53,646)	(4,606)	(103)	(58,355)	(45,956)	399	(103,912)
Income (loss) before taxes	$165,275	$32,096	$9,200	$206,571	$(74,499)	$—	$132,072
Depreciation and amortization	$3,659	$1,914	$409	$5,982	$1,013	$—	$6,995
Total assets	10,067,020	4,256,216	38,977	14,362,213	2,705,859	—	17,068,072

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nine months ended September 30, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$787,972	$317	$17	$788,306	$(429)	$(54,206)	$733,671
Other fee income	71,722	38,071	233,869	343,662	2,704	—	346,366
Total fee income	859,694	38,388	233,886	1,131,968	2,275	(54,206)	1,080,037
Gain/(loss) on mortgage loans held for sale	(2,972)	395,756	—	392,784	(2,223)	53,106	443,667
Total revenues	856,722	434,144	233,886	1,524,752	52	(1,100)	1,523,704
Total expenses and impairments	511,998	291,503	134,725	938,226	56,842	—	995,068
Other income (expense):
Interest income	59,191	57,751	—	116,942	12,156	1,100	130,198
Interest expense	(199,464)	(56,333)	(496)	(256,293)	(156,402)	—	(412,695)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	2,156	—	—	2,156	652	—	2,808
Total other income (expense)	(138,117)	1,418	(496)	(137,195)	(138,696)	1,100	(274,791)
Income (loss) before taxes	$206,607	$144,059	$98,665	$449,331	$(195,486)	$—	$253,845
Depreciation and amortization	$11,453	$7,754	$2,764	$21,971	$7,992	$—	$29,963
Total assets	8,370,695	1,929,239	319,910	10,619,844	257,200	—	10,877,044

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nine months ended September 30, 2013
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Servicing fee income	$848,324	$95	$41	$848,460	$1,322	$(47,198)	$802,584
Other fee income	58,795	36,479	91,694	186,968	(91)	—	186,877
Total fee income	907,119	36,574	91,735	1,035,428	1,231	(47,198)	989,461
Gain/(loss) on mortgage loans held for sale	(61)	631,212	—	631,151	—	45,953	677,104
Total revenues	907,058	667,786	91,735	1,666,579	1,231	(1,245)	1,666,565
Total expenses and impairments	432,219	424,368	75,906	932,493	71,783	—	1,004,276
Other income (expense):
Interest income	66,961	65,936	—	132,897	11,806	1,245	145,948
Interest expense	(195,089)	(56,732)	(195)	(252,016)	(126,484)	—	(378,500)
Gain (loss) on interest rate swaps and caps	1,466	—	—	1,466	991	—	2,457
Total other income (expense)	(126,662)	9,204	(195)	(117,653)	(113,687)	1,245	(230,095)
Income (loss) before taxes	$348,177	$252,622	$15,634	$616,433	$(184,239)	$—	$432,194
Depreciation and amortization	$9,315	$4,149	712	$14,176	$2,510	$—	$16,686
Total assets	10,067,020	4,256,216	38,977	14,362,213	2,705,859	—	17,068,072

16. Guarantor Financial Statement Information
As of September 30, 2014, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly owned subsidiaries of Nationstar, have issued $2.2 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2014 (IN THOUSANDS)

Assets	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$256,513	$691	$12,531	$—	$269,735
Restricted cash	—	195,522	—	98,522	—	294,044
Accounts receivable	—	2,989,520	2,115	68,747	—	3,060,382
Mortgage loans held for sale	—	1,655,677	—	41,364	—	1,697,041
Mortgage loans held for investment, net	—	1,549	—	193,883	—	195,432
Reverse mortgage interests	—	1,956,952	—	—	—	1,956,952
Mortgage servicing rights	—	2,910,640	—	—	—	2,910,640
Investment in subsidiaries	1,181,205	305,193	—	—	(1,486,398)	—
Property and equipment, net	—	108,980	835	11,820	—	121,635
Derivative financial instruments	—	83,627	—	4,706	—	88,333
Other assets	17,118	523,979	268,420	1,036,860	(1,563,527)	282,850
Total assets	$1,198,323	$10,988,152	$272,061	$1,468,433	$(3,049,925)	$10,877,044
Liabilities and stockholders’ equity
Notes payable	$—	$2,489,464	$—	$1,043,279	$—	$3,532,743
Unsecured senior notes	—	2,159,651	—	—	—	2,159,651
Payables and accrued liabilities	—	1,343,809	—	32,619	(31,533)	1,344,895
Payables to affiliates	—	1,251,073	116,349	164,572	(1,531,994)	—
Derivative financial instruments	—	9,621	—	—	—	9,621
Mortgage servicing liabilities	—	78,954	—	—	—	78,954
Other nonrecourse debt	—	2,474,375	—	78,481	—	2,552,856
Total liabilities	—	9,806,947	116,349	1,318,951	(1,563,527)	9,678,720
Total equity	1,198,323	1,181,205	155,712	149,482	(1,486,398)	1,198,324
Total liabilities and equity	$1,198,323	$10,988,152	$272,061	$1,468,433	$(3,049,925)	$10,877,044

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$252,537	$4	$—	$(17,133)	$235,408
Other fee income	—	58,284	(12,973)	80,790	—	126,101
Total fee income	—	310,821	(12,969)	80,790	(17,133)	361,509
Gain on mortgage loans held for sale	—	121,912	—	4,124	16,779	142,815
Total revenues	—	432,733	(12,969)	84,914	(354)	504,324
Expenses and impairments:
Salaries, wages and benefits	—	135,686	750	24,321	—	160,757
General and administrative	—	130,356	(3,002)	29,714	—	157,068
Loss on foreclosed real estate and other	—	1,230	—	1,501	—	2,731
Occupancy	—	5,606	44	1,018	—	6,668
Total expenses and impairments	—	272,878	(2,208)	56,554	—	327,224
Other income (expense):
Interest income	—	38,403	—	4,557	354	43,314
Interest expense	—	(106,771)	—	(9,902)	—	(116,673)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain/(Loss) on interest rate swaps and caps	—	145	—	795	—	940
Gain/(loss) from subsidiaries	111,225	13,049	—	—	(124,274)	—
Total other income (expense)	111,225	(50,276)	—	(4,550)	(123,920)	(67,521)
Income before taxes	111,225	109,579	(10,761)	23,810	(124,274)	109,579
Income tax expense/(benefit)	—	(1,700)	—	—	—	(1,700)
Net income/(loss)	111,225	111,279	(10,761)	23,810	(124,274)	111,279
Less: Net loss attributable to noncontrolling interests	—	54	—	—	—	54
Net income/(loss) excluding noncontrolling interests	$111,225	$111,225	$(10,761)	$23,810	$(124,274)	$111,225

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$787,860	$17	$—	$(54,206)	$733,671
Other fee income	—	90,309	45,569	210,488	—	346,366
Total fee income	—	878,169	45,586	210,488	(54,206)	1,080,037
Gain on mortgage loans held for sale	—	386,461	—	4,100	53,106	443,667
Total revenues	—	1,264,630	45,586	214,588	(1,100)	1,523,704
Expenses and impairments:
Salaries, wages and benefits	—	418,190	4,257	48,957	—	471,404
General and administrative	—	407,220	1,461	85,772	—	494,453
Loss on foreclosed real estate and other	—	(160)	—	5,986	—	5,826
Occupancy	—	20,609	277	2,499	—	23,385
Total expenses and impairments	—	845,859	5,995	143,214	—	995,068
Other income (expense):
Interest income	—	116,258	—	12,840	1,100	130,198
Interest expense	—	(367,784)	—	(44,911)	—	(412,695)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain/(Loss) on interest rate swaps and caps	—	652	—	2,156	—	2,808
Gain/(loss) from subsidiaries	201,716	81,050	—	—	(282,766)	—
Total other income (expense)	201,716	(164,926)	—	(29,915)	(281,666)	(274,791)
Income before taxes	201,716	253,845	39,591	41,459	(282,766)	253,845
Income tax expense/(benefit)	—	52,242	—	—	—	52,242
Net income/(loss)	201,716	201,603	39,591	41,459	(282,766)	201,603
Less: Net loss attributable to noncontrolling interests	—	(113)	—	—	—	(113)
Net income/(loss) excluding noncontrolling interests	$201,716	$201,716	$39,591	$41,459	$(282,766)	$201,716

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (IN THOUSANDS)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$201,716	$201,716	$39,591	$41,459	$(282,766)	$201,716
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(201,716)	(81,050)	—	—	282,766	—
Share-based compensation	—	11,344	—	—	—	11,344
Net tax effect of stock grants	—	(2,197)	—	—	—	(2,197)
Loss on foreclosed real estate and other	—	(160)	—	5,986	—	5,826
Gain on mortgage loans held for sale	—	(386,461)	—	(4,100)	(53,106)	(443,667)
Mortgage loans originated and purchased, net of fees	—	(16,548,058)	—	—	—	(16,548,058)
Proceeds on sale of and payments of mortgage loans held for sale	—	17,729,442	—	(25,493)	53,106	17,757,055
(Gain)/loss on derivatives including ineffectiveness	—	(652)	—	(2,156)	—	(2,808)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	27,148	89	2,726	—	29,963
Amortization (accretion) of premiums/discounts	—	18,578	—	(1,918)	—	16,660
Fair value changes in excess spread financing	—	61,080	—	—	—	61,080
Fair value changes and amortization/accretion of mortgage servicing rights	—	128,227	—	—	—	128,227
Fair value change in mortgage servicing rights liability	—	(38,260)	—	—	—	(38,260)
Changes in assets and liabilities:
Accounts receivable, including servicing advances, net	—	(3,395,051)	467	3,996,133	—	601,549
Reverse mortgage funded advances	—	(572,544)	—	—	—	(572,544)
Other assets	4,755	1,659,322	(37,347)	(1,564,513)	69	62,286
Payables and accrued liabilities	—	(38,452)	(5,950)	19,011	(69)	(25,460)
Net cash attributable to operating activities	4,755	(1,226,028)	(3,150)	2,468,487	—	1,244,064

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(29,517)	(69)	(11,981)	—	(41,567)
Gain on disposal of building	—	10,412	—	—	—	10,412
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(317,247)	—	—	—	(317,247)
Proceeds from sale of servicer advances	—	512,527	—	—	—	512,527
Loan repurchases from Ginnie Mae	—	(9,134)	—	—	—	(9,134)
Proceeds from sales of REO	—	70,480	—	—	—	70,480
Acquisitions, net	—	(18,000)	—	—	—	(18,000)
Net cash attributable to investing activities	—	219,521	(69)	(11,981)	—	207,471
Financing activities:
Transfers (to)/from restricted cash, net	—	100,185	3	182,101	—	282,289
Repayment of unsecured senior notes	—	(285,000)	—	—	—	(285,000)
Debt financing costs	—	(11,461)	—	—	—	(11,461)
Increase/(decrease) in notes payable	—	687,306	—	(2,629,447)	—	(1,942,141)
Issuance of excess spread financing	—	150,951	—	—	—	150,951
Repayment of excess spread financing	—	(135,897)	—	—	—	(135,897)
Increase in participating interest financing in reverse mortgage interests	—	279,636	—	—	—	279,636
Proceeds from mortgage servicing rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(12,356)	—	(12,356)
Net tax benefit for stock grants issued	—	2,197	—	—	—	2,197
Redemption of shares for stock vesting	(4,755)	—	—	—	—	(4,755)
Net cash attributable to financing activities	(4,755)	840,752	3	(2,459,702)	—	(1,623,702)
Net increase in cash and cash equivalents	—	(165,755)	(3,216)	(3,196)	—	(172,167)
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$256,513	$691	$12,531	$—	$269,735

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2013 (IN THOUSANDS)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$422,268	$3,907	$15,727	$—	$441,902
Restricted cash	—	312,120	3	280,624	—	592,747
Accounts receivable	—	1,569,021	2,582	4,064,879	—	5,636,482
Mortgage loans held for sale	—	2,603,380	—	—	—	2,603,380
Mortgage loans held for investment, net	—	2,786	—	208,264	—	211,050
Reverse mortgage interests	—	1,434,506	—	—	—	1,434,506
Mortgage servicing rights	—	2,503,162	—	—	—	2,503,162
Investment in subsidiaries	968,027	181,545	—	—	(1,149,572)	—
Property and equipment, net	—	115,765	855	2,565	—	119,185
Derivative financial instruments	—	120,187	—	3,691	—	123,878
Other assets	21,872	4,683,749	323,346	3,373,048	(8,041,618)	360,397
Total assets	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689
Liabilities and members’ equity
Notes payable	$—	$3,311,625	$—	$3,672,726	$—	$6,984,351
Unsecured senior notes	—	2,444,062	—	—	—	2,444,062
Payables and accrued liabilities	—	1,319,172	5,950	14,791	(31,463)	1,308,450
Payables to affiliates	—	3,694,782	116,349	4,199,023	(8,010,154)	—
Derivative financial instruments	—	8,526	—	—	—	8,526
Mortgage servicing liabilities	—	82,521	—	—	—	82,521
Other nonrecourse debt	—	2,119,774	—	89,107	—	2,208,881
Total liabilities	—	12,980,462	122,299	7,975,647	(8,041,617)	13,036,791
Total equity	989,899	968,027	208,394	(26,849)	(1,149,573)	989,898
Total liabilities and equity	$989,899	$13,948,489	$330,693	$7,948,798	$(9,191,190)	$14,026,689

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$357,832	$—	$—	$(16,153)	$341,679
Other fee income	—	23,404	58,780	2,019	—	84,203
Total fee income	—	381,236	58,780	2,019	(16,153)	425,882
Gain on mortgage loans held for sale	—	190,202	—	—	15,754	205,956
Total revenues	—	571,438	58,780	2,019	(399)	631,838
Expenses and impairments:
Salaries, wages and benefits	—	181,366	11,799	93	—	193,258
General and administrative	—	167,409	19,566	542	—	187,517
Loss on foreclosed real estate and other	—	5,221	—	4,277	—	9,498
Occupancy	—	5,237	344	—	—	5,581
Total expenses and impairments	—	359,233	31,709	4,912	—	395,854
Other income / (expense):
Interest income	—	60,150	—	3,354	399	63,903
Interest expense	—	(132,701)	—	(35,514)	—	(168,215)
Gain on interest rate swaps and caps	—	306	—	94	—	400
Gain /(loss) from subsidiaries	81,885	(7,888)	—	—	(73,997)	—
Total other income /(expense)	81,885	(80,133)	—	(32,066)	(73,598)	(103,912)
Income before taxes	81,885	132,072	27,071	(34,959)	(73,997)	132,072
Income tax expense	—	50,187	—	—	—	50,187
Net income (loss)	$81,885	$81,885	$27,071	$(34,959)	$(73,997)	$81,885

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$—	$849,789	$—	$—	$(47,205)	$802,584
Other fee income	—	37,800	146,791	2,286	—	186,877
Total fee income	—	887,589	146,791	2,286	(47,205)	989,461
Gain on mortgage loans held for sale	—	631,144	—	—	45,960	677,104
Total revenues	—	1,518,733	146,791	2,286	(1,245)	1,666,565
Expenses and impairments:
Salaries, wages and benefits	—	470,020	29,762	93	—	499,875
General and administrative	—	425,268	46,378	595	—	472,241
Loss on foreclosed real estate and other	—	9,288	—	4,075	—	13,363
Occupancy	—	18,038	759	—	—	18,797
Total expenses and impairments	—	922,614	76,899	4,763	—	1,004,276
Other income / (expense):
Interest income	—	133,834	—	10,869	1,245	145,948
Interest expense	—	(299,225)	—	(79,275)	—	(378,500)
Gain on interest rate swaps and caps	—	726	—	1,731	—	2,457
Gain /(loss) from subsidiaries	267,961	740	—	—	(268,701)	—
Total other income /(expense)	267,961	(163,925)	—	(66,675)	(267,456)	(230,095)
Income before taxes	267,961	432,194	69,892	(69,152)	(268,701)	432,194
Income tax expense	—	164,233	—	—	—	164,233
Net income (loss)	$267,961	$267,961	$69,892	$(69,152)	$(268,701)	$267,961

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (IN THOUSANDS)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$267,961	$267,961	$69,892	$(69,152)	$(268,701)	$267,961
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(267,961)	(740)	—	—	268,701	—
Share-based compensation	—	8,140	—	—	—	8,140
Net tax effect of stock grants	—	(2,660)	—	—	—	(2,660)
Loss on foreclosed real estate and other	—	9,288	—	4,075	—	13,363
Gain on mortgage loans held for sale	—	(631,144)	—	—	(45,960)	(677,104)
Mortgage loans originated and purchased, net of fees	—	(17,166,460)	—	—	—	(17,166,460)
Proceeds on sale of and payments of mortgage loans held for sale	—	15,314,755	—	15,771	45,960	15,376,486
(Gain) / loss on derivatives including ineffectiveness	—	(726)	—	(1,731)	—	(2,457)
Cash settlement on derivatives financial instruments	—	—	—	(4,544)	—	(4,544)
Depreciation and amortization	—	15,987	651	48	—	16,686
Amortization (accretion) of premiums/discounts	—	40,937	—	(1,676)	—	39,261
Fair value changes in excess spread financing	—	33,229	—	—	—	33,229
Fair value changes and amortization/accretion of mortgage servicing rights	—	(38,117)	—	—	—	(38,117)
Fair value change in mortgage servicing rights financing liability	—	—	—	—	—	—
Changes in assets and liabilities:
Accounts receivable, including servicing' advances, net	—	(68,473)	(27,589)	(58)	—	(96,120)
Reverse mortgage funded advances	—	(460,534)	—	—	—	(460,534)
Other assets	3,894	3,076,784	(50,016)	(3,379,816)	17,299	(331,855)
Payable and accrued liabilities	—	507,301	10,954	2,105	(17,299)	503,061
Net cash attributable to operating activities	3,894	905,528	3,892	(3,434,978)	—	(2,521,664)

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(45,767)	(1,064)	(1,052)	—	(47,883)
Purchase of reverse mortgage servicing rights and interests	—	(15,059)	—	—	—	(15,059)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(2,331,658)	—	—	—	(2,331,658)
Proceeds on sale of servicer advances	—	—	—	—	—	—
Loan repurchases from Ginnie Mae	—		—	—	—	—
Proceeds from sales of REO	—	60,389	—	—	—	60,389
Acquisitions, net	—	(78,200)	—	—	—	(78,200)
Net cash attributable to investing activities	—	(2,410,295)	(1,064)	(1,052)	—	(2,412,411)
Financing activities:
Transfers (to)/from restricted cash, net	—	(274,085)	(2,454)	(71,960)	—	(348,499)
Issuance of unsecured senior notes, net	—	1,365,244	—	—	—	1,365,244
Debt financing costs	—	(46,784)	—	—	—	(46,784)
Increase/(decrease) in notes payable	—	(487,360)	—	3,529,983	—	3,042,623
Issuance of excess spread financing	—	707,640	—	—	—	707,640
Repayment of excess servicing spread financing	—	(77,505)	—	—	—	(77,505)
Increase in participating interest financing in reverse mortgage interests	—	422,787	—	—	—	422,787
Proceeds from mortgage servicing rights financing	—	—	—	—	—	—
Repayment of nonrecourse debt–Legacy assets	—	—	—	(9,925)	—	(9,925)
Due to financial services company	—		—	—	—	—
Contributions from joint venture member to noncontrolling interest	—	4,990	—	—	—	4,990
Net tax benefit for stock grants issued	2,660	—	—	—	—	2,660
Redemption of shares for stock vesting	(6,554)	—	—	—	—	(6,554)
Net cash attributable to financing activities	(3,894)	1,614,927	(2,454)	3,448,098	—	5,056,677
Net increase in cash and cash equivalents	—	110,160	374	12,068	—	122,602
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$262,408	$775	$12,068	$—	$275,251

17. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC

Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.2 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three months ended September 30, 2014 and 2013 Nationstar recognized revenue of $1.1 million and $2.1 million, respectively in additional servicing and other performance incentive fees related to these portfolios. For the nine months ended September 30, 2014 and 2013, Nationstar recognized revenue of $4.7 million and $6.1 million, respectively in additional servicing and

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

other performance incentive fees related to these portfolios. At September 30, 2014 and December 31, 2013, Nationstar had an outstanding receivable from Springleaf of $0.5 million and $0.6 million, respectively, which was included as a component of accounts receivable.

In August 2014, Nationstar entered into a Mortgage Servicing Rights Purchase and Sale Agreement with Springleaf Finance Corporation and MorEquity, Inc., whereby Nationstar agreed to purchase certain servicing rights related to loans previously subserviced for Springleaf. Under the terms of this Mortgage Servicing Rights Purchase and Sale Agreement, Nationstar purchased the servicing rights related to a pool of loans with an aggregate UPB of approximately $4.8 billion. The purchase price related to this Mortgage Servicing Rights Purchase and Sale Agreement was approximately $38.8 million.
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle Investment Corp. (Newcastle), which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.8 billion and $0.9 billion, as of September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $1.0 million and $1.1 million, respectively. For the nine months ended September 30, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $3.1 million and $3.5 million, respectively.
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

In addition, Nationstar has paid $20.2 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances. This amount is recorded as an offset to outstanding excess spread financing in our consolidated financial statements.
The fair value of the outstanding liability related to these agreements was $1,062.5 million and $986.4 million at September 30, 2014 and December 31, 2013, respectively.

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

In December 2013, Nationstar launched a new servicing acquisition structure. Under this structure, Nationstar agreed to sell to a joint venture entity capitalized by New Residential and other investors (collectively, the Purchaser), approximately $2.7 billion of servicer advances currently outstanding on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. Nationstar also agreed to the sale of the basic fee component of related mortgage servicing rights of approximately $44.3 billion of UPB with potential for up to $130.1 billion of UPB. Nationstar will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, Nationstar will subservice the applicable residential mortgage loans.

While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, Nationstar will account for the transactions as financings until the required third party consents are obtained and ownership, for accounting purposes, of the MSRs transfer to New Residential.

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
Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $44.4 million at September 30, 2014.

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
In February 2014, Nationstar entered into a Sale Supplement (together with the Master Servicing Rights Purchase Agreement, collectively the February Sale Agreement) with the Purchaser. Under the February Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $756.2 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $9.4 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $91.4 million in cash proceeds from the February Sale Agreement.
In March 2014, Nationstar entered into a Sale Supplement (together with the Master Servicing Rights Purchase Agreement, collectively the March Sale Agreement) with the Purchaser. Under the March Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $299.1 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $10.5 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar continuing to service the mortgage loans. Nationstar received approximately $41.4 million in cash proceeds from the March Sale Agreement.
In May 2014, Nationstar entered into Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the May Sale Agreement) with the Purchaser. Under the May Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $617.5 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $12.0 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar for continuing to service the mortgage loans. Nationstar received approximately $75.2 million in cash proceeds from the May Sale Agreement.
In June 2014, Nationstar entered into Sale Supplements (together with the Master Servicing Rights Purchase Agreement, collectively the June Sale Agreement) with the Purchaser. Under the June Sale Agreement, Nationstar sold to the Purchaser the right to repayment on approximately $303.8 million of servicer advances related to non-agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component of the related mortgage servicing rights of approximately $14.0 billion of UPB, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar for continuing to service the mortgage loans. Nationstar received approximately $51.0 million in cash proceeds from the June Sale Agreement.

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing. For the three and nine months ended September 30, 2014, Nationstar recognized revenue of $1.6 million related to these servicing arrangements.
18. Subsequent Events

In October 2014, Nationstar amended its $1.1 billion outstanding agency advance financing facility with a financial institution. Under the terms of the amended agreement, the maturity dates related to the outstanding variable funding notes was extended to October 2015.

In October 2014, Nationstar amended its $200 million outstanding master repurchase agreement with a financial institution. Under the terms of the amended agreement, the maturity date related to this facility was extended to October 2015.

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

We report our operations via three operating segments:

Servicing
Our Nationstar Mortgage and Champion Mortgage brands together comprise the fifth largest residential mortgage servicing platform providing services to approximately 2.2 million customers with an outstanding principal balance in excess of $377.8 billion. Whether servicing mortgages we originate or on behalf of others, our approach is a customer centric model that emphasizes borrower interaction to minimize complaints, improve loan performance and cure loan delinquencies. Our commitment is to preserve neighborhoods and communities principally through continued home ownership. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors that ultimately own the mortgage.

We view our servicing portfolio as a relatively stable annuity that generates reliable and predictable cash flows. Although mortgage loans by definition are an amortizing asset, our ability to modify nonperforming loans, assist our existing customers with a refinance or new home purchase and take advantage of existing flow opportunities generally allows us to maintain or replenish our servicing portfolio. Bulk acquisitions of MSRs generally serve to grow the servicing portfolio. We have a proven track record of reducing the delinquencies within portfolios and ultimately extending the duration of our overall MSR pool of loans which in turn increases the future earnings potential of such pools.

We generally acquire MSRs on a standalone basis or via an innovative model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs; however, we believe we have the ability to access debt and equity markets for these opportunities when prudent. We anticipate that current market and regulatory conditions will limit significant purchases and will generally result in a preference by sellers to dispose of potentially more, but smaller, portfolios of $25 billion or less. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital.

As of September 30, 2014, primary servicing and subservicing represented 87.6% and 4.9%, respectively, of our total servicing portfolio, with 7.5% of our outstanding servicing portfolio consisting of reverse residential mortgage loans.

Originations
Our originations segment comprises both the Greenlight Loans and Nationstar brands. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate credit risk, typically sell these loans within approximately 30 days while retaining the associated servicing rights. Our primary focus is assisting customers currently in our servicing portfolio with refinances or loans for new home purchases ("recapture"). This serves the dual purpose of increasing our origination margins by reducing marketing and other costs to acquire customers as well as replenishment of our servicing portfolio.

In 2014, our focus areas include right-sizing the operations, maximizing capacity utilization, moving to a single integrated platform and developing new solutions that will ultimately increase our ability to recapture additional loans from our servicing portfolio.

Solutionstar
Solutionstar provides technology and data enhanced solutions to homebuyers, home sellers, real estate agents and companies engaged in the origination and/or servicing of mortgage loans. Solutionstar intends to transform the home buying experience through the utilization of a next generation real estate exchange and the delivery of quality residential real estate services. We intend on making significant investments in innovative technology and services to make the home purchase experience simpler and more accessible for all market participants.

This segment principally operates two divisions:

▪
Real Estate Exchange - comprises our Homesearch.com and Real Estate Digital offerings, which utilize the power of technology, data analytics and the internet to deliver technologies and services that facilitate the efficient exchange of homes over an internet based real estate marketplace.

▪	Real Estate Services - comprises the Solutionstar and Veripro branded residential services which principally include title and escrow, collateral valuation and asset management services.

Today, we sell over 1,000 properties a month through our Homesearch.com exchange, which increases transparency in the home buying process, reduces fraud risk and provides better execution as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. As we integrate the recent Real Estate Digital acquisition and invest in the overall service offerings, we intend to enhance the ability to search, evaluate and transact for homes on Homesearch.com.

From a search perspective, Homesearch.com is increasingly supported by a data rich and analytically enhanced engine utilizing MLS data as well as significant quantities of off market data to provide homebuyers and sellers a real time window into both their existing real estate market and desired real estate markets. Behind the portal we intend to provide real estate agents and service providers the ability to handle the transaction in a systematic process that enhances the experience for the homebuyer and seller. Finally, the multiple offer management system that currently allows us to sell properties sourced from the servicing portfolio will be expanded to cover the broader market providing a true transparent real estate exchange.

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

RESULTS OF OPERATIONS

Consolidated Results

Consolidated Statements of Operations	For the three months ended September 30		For the nine months ended September 30,
(In thousands)	2014	2013	2014	2013

Revenues	504,324	631,838	1,523,704	1,666,565
Expenses and impairments	327,224	395,854	995,068	1,004,276
Other income (expense), net	(67,521)	(103,912)	(274,791)	(230,095)
Income before taxes	$109,579	$132,072	$253,845	$432,194

Revenues

Revenues declined both in the three and nine months ended September 30, 2014, when compared to the prior year primarily as a result of a reduction in the gain on loans held for sale generated by our Originations segment as well as reduced servicing fee income from the Servicing Segment. Revenues in the Solutionstar Segment more than doubled over both periods, offsetting declines in the other segments due principally to increased property sales as a result of additional portfolio boardings in the servicing platform in the latter half of 2013 and the rollout of new services.

Expenses and impairments

Expenses and impairments as a percent of revenues increased both in the three and nine month periods principally due to the composition of revenues being more heavily weighted towards our Servicing segment which has lower margins than our Originations segment. Expenses in the Servicing segment are generally driven by the increase in the average UPB of our servicing portfolio.

Other income (expense), net

Other income (expense), net is primarily comprised of interest income and expense as well the impact of derivative positions. Other income (expense), net decreased in the three month period as interest expense from our warehouse lines declined in the servicing business. This item increased in the nine month period primarily due to higher interest expense as a result of higher average corporate debt and servicing advance financing expense, as well as lower interest income from the reduced volume of mortgage loans held for sale.

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

The following table presents income (loss) before taxes by segment for the indicated periods.

Income (loss) before taxes	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Servicing	$89,938	$165,275	$206,607	$348,177
Originations	51,243	32,096	144,059	252,622
Solutionstar	35,165	9,200	98,665	15,634
Corporate and Other	(66,767)	(74,499)	(195,486)	(184,239)
Total Income before taxes	$109,579	$132,072	$253,845	$432,194

Servicing Segment
The following table summarizes our Servicing Segment's pre-tax operating results for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Primary servicing	$293,069	$297,835	$898,139	$724,069
Reverse servicing	13,983	13,909	41,999	42,486
Other revenue	26,966	36,724	68,750	136,258
Total revenue before MSR fair value adjustments	334,018	348,468	1,008,888	902,813
MSR fair value adjustments	(5,308)	14,257	(129,346)	37,474
Fair value adjustments on MSR financing liability	(10,997)	—	38,260	—
Fair value adjustments on excess spread financing	(37,313)	14,443	(61,080)	(33,229)
Total revenues	280,400	377,168	856,722	907,058
Expenses and impairments	160,975	158,247	511,998	432,219
Other income (expense), net	(29,487)	(53,646)	(138,117)	(126,662)
Income before taxes	$89,938	$165,275	$206,607	$348,177
Income before taxes margin	32.1%	43.8%	24.1%	38.4%
Average UPB - Boarded Servicing Portfolio	$357,771	$312,600	$359,625	$271,021

Total Servicing Fee Income before MSR fair value adjustments

Servicing fee income before MSR mark decreased in the three month period but increased in the nine month period. The three month decline was driven by a reduction in other revenue due to retained fees remitted to New Residential Investment Corp. (NRZ) related to the advance sales completed in December 2013 and during 2014. The increase in the nine month period was due to higher average UPB on our forward servicing portfolio in the 2014 period compared to the 2013 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third-party investors to $209.4 billion in 2014 compared to $155.2 billion for 2013.

The growth in average UPB is a key driver of servicing fee income. The growth in average UPB of our boarded forward servicing portfolio for the nine months ended September 30, 2014 was 30% over the average for the year ended December 31, 2013. Growth in average UPB for 2013 compared to 2012 was 87%. The UPB growth in 2014 was largely driven by acquisitions from late 2013. During 2014, increasing regulatory reviews and capital requirements resulted in fewer opportunities to acquire large bulk transfers of servicing assets which depressed our UPB growth rate in the first nine months of 2014.

Other revenue includes income from modifications and workouts. The table below provides a summary of units processed for the periods noted:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
HAMP modifications	3,854	4,100	15,232	8,624
Non HAMP modifications	7,073	6,338	26,505	16,050
Workouts	7,884	7,579	23,067	20,492
Total Units	18,811	18,017	64,804	45,166

Expenses and Impairments

Expenses and impairments increased primarily due to general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.

Other income (expense), net

Total other income (expense) decreased in the three month period due to reduced average outstanding servicer advance balances. Total other expense increased in the nine month period primarily due to higher average outstanding servicer advance balances from portfolio growth and additional excess spread financing related to MSR purchases in 2013.

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
The following table provides information on the fair value of the Company's owned forward MSR portfolio together with the UPB of the portfolios. The UPB associated with our Credit Sensitive MSRs decline due to normal runoff in the period. Our interest rate sensitive UPB increased due to additions from retained servicing on newly originated loans as well as flow MSR purchases.

	September 30, 2014	December 31, 2013	Variance	% Increase (decrease)
MSR - Fair Value	$2,898,209	$2,488,283	$409,926	16.5%
Unpaid principal balance on forward loans serviced for others
Credit Sensitive loans	242,991,593	266,757,777	(23,766,184)	(8.9)%
Interest Sensitive loans	75,980,389	56,056,362	19,924,027	35.5%
Total	$318,971,982	$322,814,139	$(3,842,157)	(1.2)%
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	September 30, 2014	December 31, 2013	Variance	% Increase (decrease)
Credit Sensitive MSRs
Discount rate	12.15%	14.17%	(2.02)%	(14.3)%
Total prepayment speeds	17.24%	20.34%	(3.1)%	(15.2)%
Expected weighted-average life (yrs)	5.59	4.63	0.96	20.7%
Credit losses	7.35%	22.87%	(15.52)%	(67.9)%
Interest Rate Sensitive MSRs
Discount rate	9.60%	10.50%	(0.90)%	(8.6)%
Total prepayment speeds	9.77%	8.97%	0.8%	8.9%
Expected weighted average life (yrs)	7.01	7.88	(0.87)	(11.0)%
Credit losses	2.22%	9.12%	(6.9)%	(75.7)%

Changes in assumption used to estimate the fair value of MSRs reflect changes in our view of market conditions affecting MSR values as well as changes based on the performance in the underlying pools of loans. We refined our estimates of servicing costs in our model in both credit and interest rate sensitive pools to changes our cost structure and to align more closely with market participant assumptions.

Discount rates were reduced to reflect increasing market trading multiples. Prepayment speed on interest sensitive loans increased due to a decline in mortgage interest rates over the period.

Reduced prepayment speeds in credit sensitive loans along with improved credit losses in both credit and interest sensitive pools are driven by lower overall actual prepayments as well as a higher proportion of voluntary versus involuntary prepayments.

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
The following table provides information on the fair value of the Company's excess spread financing for the periods indicated (dollars in thousands).

	September 30, 2014	December 31, 2013	Variance	% Increase (decrease)
Excess spread financing - fair value	$1,062,544	$986,410	$76,134	7.7%
Weighted-average assumptions:
Mortgage prepayment speeds	12.8%	9.6%	3.2%	33.3%
Average life of mortgage loans	5.7 years	4.7 years	1.0 years	21.3%
Discount rate	11.8%	13.9%	(2.1)%	(15.1)%
As of September 30, 2014, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speed increase and the assumed discount rate decrease is consistent with similar assumption changes to the underlying MSR asset.

The activity in our excess spread financing carried at fair value is as follows for the date indicated (in thousands):

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$986,410	$288,089
Additions:
New financings	150,951	755,344
Deductions:
Settlements	(135,897)	(130,356)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	71,439	148,852
Other changes in fair value	(10,359)	(75,519)
Fair value at the end of the period	$1,062,544	$986,410

Other changes in fair value includes $127.0 million in accretion for the nine months ended September 30, 2014 and $145.5 million for the twelve months ended December 31, 2013. Fair value changes in our mortgage servicing rights financing liability also impact service fee income. In conjunction with this servicing acquisition structure, we entered into several sale agreements on our outstanding advances whereby we sold the right to repayment on outstanding servicer advances. We also sold the right to receive the basic fee component on the related MSRs. We continue to service the loans in exchange for a portion of the basic fee. We measure these financings at fair value. The activity in our mortgage servicing financing liability carried at fair value is as follows for the dates indicated (in thousands):

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Fair value at the beginning of the period	$29,874	$—
Additions:
New financings	52,835	29,874
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(18,443)	—
Other changes in fair value	(19,817)	—
Fair value at the end of the period	$44,449	$29,874

Nationstar estimates fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2014 and December 31, 2013 being advance financing rates, advance recovery rates and working capital assumptions.

The table below provides detail of the characteristics and key performance metrics of our boarded forward servicing portfolio for the periods indicated.

	September 30, 2014(1)	September 30, 2013(2)
($ in millions, except for average loan amount)
Loan count-servicing	1,897,640	1,866,247
Ending unpaid principal balance	$325,403	$311,662
Average unpaid principal balance	$330,656	$242,799
Average loan amount	$171,478	$166,999
Average coupon(3)	5.07%	5.30%
Average FICO	685	684
60+ delinquent (% of loans) (4)	10.6%	12.1%
Total prepayment speed (12 month constant pre-payment rate)	13.6%	18.6%

(1)
2014 characteristics and key performance metrics of our servicing portfolio excludes approximately $24.0 billion and approximately 165,366 units of forward residential mortgage loans acquired and currently serviced by others.

(2)
2013 characteristics and key performance metrics of our servicing portfolio excludes approximately $35.2 billion and approximately 216,780 units of forward residential mortgage loans acquired and serviced by others.

(3)
The Company's servicing portfolio contains a wide range of coupons ranging from 2.0% to more than 8.0%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of September 30, 2014 and 2013.

(4)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

The following table represents our total forward servicing portfolio, including amounts previously transferred as part of our excess spread finance arrangements and amounts for which we serviced loans for others:

	September 30, 2014	September 30, 2013
UPB (in millions)
Owned forward servicing portfolio - unencumbered	$82,504	$74,698
Owned forward servicing portfolio - subject to excess spread financing	248,515	232,834
Subserviced forward servicing portfolio	18,405	39,293
Total unpaid principal balance	$349,424	$346,825

The table below provides detail of the UPB of our servicing portfolio at the periods indicated.

	September 30, 2014	September 30, 2013
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special servicing	$11,033	$11,574
Government-sponsored enterprises	207,668	200,632
Non-Agency securitizations	106,702	99,456
Total boarded forward servicing portfolio	325,403	311,662
Acquired Servicing Rights owned - serviced by others	16,249	25,976
Acquired Servicing Rights owned - serviced by predecessor	7,772	9,187
Total forward servicing portfolio	349,424	346,825
Reverse mortgage servicing	28,361	28,062
Total servicing portfolio unpaid principal balance	$377,785	$374,887

Reverse Mortgage Servicing Rights
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio for the nine months ended September 30:

($ in millions, except for average loan amount)	2014	2013

Loan count	161,905	164,206
Ending unpaid principal balance	$28,361	$28,062
Average loan amount	$175,173	$170,893
Average coupon	2.95%	3.52%
Average borrower age	78	77
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

We use the lower of cost or market to value reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. The most significant assumptions utilized in determining the fair value of the reverse MSRs were weighted average life, which was assumed to be 5.64 years and 6.07 years as of September 30, 2014 and December 31, 2013, respectively, and lifetime constant prepayment rate, for which a 13.96% and 13.23% was utilized as of September 30, 2014 and December 31, 2013, respectively. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of September 30, 2014 or December 31, 2013.

Originations Segment
Our originations segment can be segregated into direct to consumer, which consists of our Nationstar and Greenlight brands and third-party originations which includes our correspondent and builder networks. In 2013, third-party originations would have also included our retail and wholesale channels.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013

Revenues
Fee income	$10,439	$23,116	$38,388	$36,574
Gain on mortgage loans held for sale	128,355	190,186	395,756	631,212
Total revenues	138,794	213,302	434,144	667,786
Expenses and impairments	89,369	176,600	291,503	424,368
Other income (expense), net	1,818	(4,606)	1,418	9,204
Income before taxes	$51,243	$32,096	$144,059	$252,622
Income before taxes margin	36.9%	15.0%	33.2%	37.8%

Revenues

Total revenue declined primarily due to reductions in volume from a less favorable interest rate environment in the 2014 periods compared to the 2013 periods as well as a strategic decision in 2013 to exit the retail and wholesale distribution channels, combined with a significant decrease in HARP volume period over period. The decline in volume was partially offset by increased margins on originated loans.

Gain on mortgage loans held for sale consists of the following for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Gain on sale	$230,513	$297,383	$794,883	$624,025
Fair value mark-to-market adjustments	(149,999)	51,481	(422,785)	(78,701)
Mark-to-market on derivatives/hedges	(15,045)	(246,200)	(149,144)	(69,518)
Provision for repurchases	(2,724)	(8,732)	(13,020)	(22,177)
Capitalized servicing rights	65,610	96,254	185,822	177,583
Total gain on mortgage loans held for sale	$128,355	$190,186	$395,756	$631,212

Expenses and impairments

Expenses and impairments declined due to our restructuring efforts executed in late 2013 and early 2014 related to expectations of the current market environment for originations as well as expense savings from the exit of the retail and wholesale businesses.

Other income(expense), net

Other income (expense), net declined as interest income from reduced origination volume was down approximately 27.3% for the nine months ended 2014 versus the comparable 2013 period.

Decrease in originations volume primarily governs the decrease in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of our originations pipeline and loans funded for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2014	2013	2014	2013
Application Pipeline	$3,520	$9,784	$3,520	$9,784
Total Locked Pipeline	$2,388	$8,150	$2,388	$8,150
Total Funded Volume	$4,140	$8,019	$13,265	$18,329
HARP Volume	$1,460	$3,792	$5,646	$9,088
Recapture percentage	29.4%	42.6%	35.6%	46.5%
Purchase percentage of funded volume	31.0%	23.0%	28.0%	19.0%
Refinance percentage of funded volume	69.0%	77.0%	72.0%	81.0%

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

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	For the nine months ended September 30, 2014	For the year ended December 31, 2013
Repurchase reserves, beginning of period	$40,695	$18,511
Additions	13,020	33,121
Charge-offs	(5,463)	(10,937)
Repurchase reserves, end of period	$48,252	$40,695

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (dollars in millions):

	For the nine months ended September 30, 2014		For the year ended December 31, 2013
	UPB	Count	UPB	Count
Beginning balance	$43.0	176	$14.0	79
Repurchases & indemnifications	(9.2)	(51)	(8.9)	(55)
Claims initiated	132.5	538	93.4	439
Rescinded	(99.3)	(404)	(55.5)	(287)
Ending Balance	$67.0	259	$43.0	176

The following table details our loan sales by period (dollars in billions):

	Nine months ended September 30,		Year Ended December 31,
	2014(1)		2013		2012		2011		2010		Total
	$	Count	$	Count	$	Count	$	Count	$	Count	$	Count
Loan Sales	$13.8	74,655	$23.0	109,963	$6.9	31,261	$3.3	16,629	$2.6	13,090	$49.6	245,598
(1) 2014 loan sale amounts and loan counts exclude certain non-agency transactions with financial origination institutions for which we believe we have limited repurchase exposure.

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

Solutionstar Segment

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
(in thousands)
Revenues
Real Estate Exchange	$25,368	$12,219	$88,547	$28,228
Real Estate Services	60,155	29,048	145,339	63,507
Total revenues	85,523	41,267	233,886	91,735
Expenses and impairments	50,006	31,964	134,725	75,906
Other income (expense), net	(352)	(103)	(496)	(195)
Income before taxes	$35,165	$9,200	$98,665	$15,634
Income before taxes margin	41.1%	22.3%	42.2%	17.0%

Revenues

Revenues for the Real Estate Exchange operations consist principally of buyers premium and certain brokerage fees in connection with the sale of properties on Homesearch.com. Revenues for Real Estate Services include fees earned in the delivery of collateral valuation services, insured and uninsured title services, closing, escrow and asset management.

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
Key Metrics

The following table provides key metrics as it relates to Solutionstar:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Number of property sales	5,225	2,819	15,423	8,306
REO inventory at period end	9,639	7,261	9,639	7,261

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

We also include certain non-allocated corporate expenses, principally interest expense on corporate debt as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues	$(39)	$500	$52	$1,231
Expenses and impairments	26,874	29,043	56,842	71,783
Other income (expense), net	(39,854)	(45,956)	(138,696)	(113,687)
Income before taxes	$(66,767)	$(74,499)	$(195,486)	$(184,239)

Expenses and impairments
The decrease in total expenses and impairments was primarily due to our corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount and profitability.
Other income (expense), net

Interest expense, net of interest income, increased in the nine month period as a result of higher average unsecured senior notes in 2014 versus the comparable 2013 period. In July 2014, we redeemed our outstanding $285 million senior unsecured notes, which led to a decrease in our interest expense, net of interest income, for the three month period ended September 30, 2014 versus the comparable 2013 period.

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

We believe that our cash flows from operating activities as well as existing facilities provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. In the third quarter of 2014, we redeemed $285 million of senior notes that were due in July of 2015 as cash flow from operations improved and our access to credit on favorable terms continues to expand. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carry costs.

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSE's and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 13 - Capital Requirements. We would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

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

Cash Flows

Our cash balance decreased to $269.7 million as of September 30, 2014 from $441.9 million as of December 31, 2013, as we used cash provided by operations to pay down $285 million of our unsecured senior notes. Variances in cash inflows from operating, investing and financing activities are described below.

Operating Activities

Our operating activities provided $1,244.1 million of cash flow for the nine months ended September 30, 2014 and used $2,521.7 million of cash flow for the same period in the prior year. The increase in cash provided by operating activities of $3,765.8 million during the 2014 period was primarily due to:

•
The increase in cash proceeds of $2,380.6 million from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. We received $17,757.1 million in cash proceeds from loan sales and principal collections for the nine months ended September 30, 2014, compared to $15,376.5 million for the comparable 2013 period.

•
The origination and purchase of $16,548.1 million in residential mortgage loans during the nine month period ended September 30, 2014, compared to $17,166.5 million in mortgage originations and purchases for the comparable 2013 period.

•
An increase of $451.2 million cash inflows from working capital primarily due to increased collections on servicer advances. This provided $65.8 million for the nine months ended September 30, 2014 compared to $385.4 million in cash outflow for the comparable 2013 period.

Investing Activities

Our investing activities provided $207.5 million and used $2,412.4 million of cash flow for the nine months ended September 30, 2014 and 2013, respectively. The $2,619.9 million increase in cash flows provided by investing activities from the 2013 period to the 2014 period was partially a result of our sale of servicer advances during the 2014 period. We received cash proceeds of $512.5 million on the sale of servicer advances in 2014, with no corresponding cash receipts during the 2013 period. In addition, we paid out $317.2 million for the purchase of mortgage servicing rights for the nine months ended September 2014, compared to $2,331.7 million for the comparable 2013 period.

Financing Activities

Our financing activities used $1,623.7 million and provided $5,056.7 million of cash flow during the nine months ended September 30, 2014 and 2013, respectively. The $6,680.4 million decrease in cash flows from our financing activities was primarily the result of the decrease in our notes payable balance as a result of our sale of advance receivables. In addition, in July 2014, we redeemed all of our $285.0 million outstanding senior notes due 2015.

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
As of September 30, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

Year	Amount
2014	$—
2015	—
2016	—
2017	—
2018	475,000
Thereafter	1,675,000
Total	$2,150,000

Servicing

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances along with stop advance policies. As part of our normal course of our business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. In 2014, we sold approximately $2.2 billion of servicer advances to New Residential Investment Corp. (New Residential) and others. Pursuant to the terms of our agreements with New Residential, for these pools of loans, New Residential now has the obligation to fund future advances on the related loans. We also sold the related notes payable facilities associated with financing these advances.

In 2012, we acquired the servicing rights to approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers. These advances are financed through specific advance facilities. We typically hold the participation interests which are made up of the related advances for approximately 30 days and then pool the participation interests into a government securitization and repay the financing facility. At September 30, 2014, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $4.2 billion.

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

Contractual Obligations

There were no material changes to our outstanding contractual obligations as of September 30, 2014, from amounts previously disclosed on our Form 10-Q filed on August 6, 2014.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. These factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K filed February 27, 2014 for further information on these and other risk factors affecting us.

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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at September 30, 2014 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2014 - July 31, 2014	6,040	$35.32	—	—
August 1, 2014 - August 31, 2014	247	$30.94	—	—
September 1, 2014 - September 30, 2014	184	$34.52	—	—
Total	6,471		—	—

(1) The 6,471 shares of common stock of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1
Amendment No. 3, dated as of October 14, 2014 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.1	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.2
Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
X

10.3	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.4	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.5**	Severance Agreement dated as of July 1, 2014 between Nationstar Mortgage Holdings Inc. and Harold Lewis	8-K	001-35449	10.1	7/8/2014

10.6**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan					X

10.7**	Form of Restricted Stock Unit Agreement for Employees under the 2012 Incentive Compensation Plan					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

November 6, 2014	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 6, 2014	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1
Amendment No. 3, dated as of October 14, 2014 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.1	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.2
Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC
X

10.3	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.4	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.5**	Severance Agreement dated as of July 1, 2014 between Nationstar Mortgage Holdings Inc. and Harold Lewis	8-K	001-35449	10.1	7/8/2014

10.6**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan					X

10.7**	Form of Restricted Stock Unit Agreement for Employees under the 2012 Incentive Compensation Plan					X

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.