Form 10-K
period 2014-12-31
Nationstar Mortgage Holdings Inc.
filed 2015-02-27
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35449
_________________________________________________________
Nationstar Mortgage Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2156869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 Cypress Waters Blvd Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(469) 549-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of January 31, 2015: 91,600,670

As of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $784,449,062 based on the closing sale price of $36.30 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NATIONSTAR MORTGAGE HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

PART I.
Item 1.  Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Caution Regarding Forward-Looking Statements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Company Description
Nationstar Mortgage Holdings Inc., a Delaware corporation formed in 2011, including wholly-owned subsidiaries (collectively, Nationstar or the Company), earns fees through the delivery of servicing, origination and transaction based services principally to single-family residences throughout the United States.

Our success ultimately depends on working with customers, investors and regulators to deliver quality services and solutions that foster and preserve home ownership. Customers include all residential real estate market participants (e.g., homeowners, homebuyers, home sellers, investors, real estate agents). Investors principally include government sponsored entities (GSEs) such as the Federal National Mortgage Association (Fannie Mae or FNMA) and the Federal Home Loan Mortgage Corp (Freddie Mac or FHLMC), investors in private label securitizations, Government National Mortgage Association (Ginnie Mae or GNMA), as well as those that invest in mortgage servicing rights (MSRs) and hire us to subservice. We are regulated both at the Federal level and at the individual state level.

We believe technology will significantly impact the future of real estate transactions empowering homebuyers, home sellers and their agents in new and impactful ways. As one of the largest servicers, originators and providers of transaction based services, we are uniquely positioned to be a participant and benefactor from the changing residential real estate landscape.

We conduct our operations through three operating segments: Servicing, Originations and Solutionstar. For financial information concerning our reportable segments see Note 20, Business Segment Reporting, in the Consolidated Financial Statements.

Servicing
We are one of the largest residential mortgage servicers in the United States conducting operations through our Nationstar Mortgage and Champion Mortgage brands. As of December 31, 2014, we service 2.3 million customers with an aggregate outstanding principal balance in excess of $381.1 billion making us the fifth largest residential mortgage servicer.

Servicing primarily involves loan administration, payment processing, mortgage escrow account administration, collection of insurance premiums, response to homeowner inquiries, loss mitigation solutions including loan modifications and supervision of foreclosures and property dispositions on behalf of the owners of the loans. These activities generate reliable and recurring revenues and cash flows. Revenues primarily consist of servicing fees which are generally expressed as basis points of the outstanding unpaid principal balance (UPB) and ancillary revenues (e.g., late fees, modification fees, incentive fees). Our servicing portfolio may be segregated into the following components:

▪
MSRs - Fair Value consists of rights we own and record as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans we originate. We have elected to mark this portfolio to fair value each quarter. Due principally to servicer advance requirements, MSRs - Fair Value require capital and liquidity; however, such advances are generally financeable. Our rapid growth has been driven by the purchase and origination of MSRs. MSRs - Fair Value account for 88.5% of UPB of our total portfolio as of December 31, 2014.

▪
Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners; therefore, no subservicing asset is recorded in our consolidated financial statements. Since we are not the owner of the servicing rights, we have limited advance obligations and as a result the capital requirements are minimized. Subservicing accounts for 4.2% of UPB of our total portfolio as of December 31, 2014.

▪
MSRs - LOCOM consists of rights to service reverse residential mortgage loans, principally reverse mortgages, owned by Fannie Mae, Ginnie Mae and private investors. We elected to record MSRs - LOCOM at the lower of cost or market. Similar to our MSR - Fair Value portfolio, we temporarily advance funds as required under the applicable servicing standards. Our MSRs - LOCOM portfolio accounts for 7.3% of our servicing portfolio as of December 31, 2014.

The servicing portfolio consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases principally as a result of lower prepayments. The value of Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by portfolio performance expectations.

For each loan we service, we utilize a customer-centric model designed to increase borrower repayment performance with a view towards home ownership preservation and to decrease borrower delinquencies and defaults on mortgage portfolios. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies particularly in the early stages of a default. We train and empower our individual customer service representatives to find solutions that work for homeowners when circumstances allow. This commitment to continued home ownership helps preserve neighborhoods and therefore home values, as well as improves asset performance for our investors.

Since 2007, we have grown our servicing portfolio principally through the acquisition of MSRs and through our origination platform. In addition, although we will continue to be prudent in evaluating MSR investment opportunities, we believe that the utilization of our origination platform, the acquisition of MSRs particularly from financial institutions or other non-bank servicers and the growth in subservicing arrangements will enable us to substantially sustain or modestly grow the size of our servicing portfolio in 2015 at attractive returns.

Originations
We primarily originate conventional residential mortgage loans through both the Greenlight Financial Services (Greenlight) and Nationstar brands. We are licensed and qualified to originate in all fifty states and the District of Columbia. For the year-ended December 31, 2014 we were the thirteenth ranked residential loan originator funding $16.9 billion.

We primarily market mortgage products to existing servicing customers and customers of homebuilders as well as participate in the correspondent market. Since 2012, we have been principally focused on refinance solutions for our existing servicing customers. We earn an up-front fee for processing the loan application which covers the costs of securing the loan application and underwriting. The loan origination market is sensitive to interest rate movements as typically loan applications increase as interest rates fall.

We believe an integrated originations platform provides us with a competitive advantage for several reasons including (i) a servicing portfolio retention source by providing refinancing services to existing servicing customers; (ii) an organic source of servicing assets at attractive returns; and (iii) a loss mitigation solution for servicing clients and customers by offering refinancing options to borrowers allowing them to lower their monthly payments which may lower their risk of defaulting.

We utilize warehouse facilities to fund originated loans. To both mitigate credit risk and minimize the capital required we sell loans within approximately 30 days of funding while retaining the associated mortgage servicing rights.

Solutionstar
Solutionstar is our technology and real estate services segment that focuses on the provision of enhanced technology and data solutions to homebuyers, home sellers, real estate agents and companies engaged in the origination and/or servicing of mortgage loans. We intend to continue to transform the home buying experience through the deployment of multiple new technologies and the delivery of quality residential real estate services. This transformation will require smart investments in innovative technologies and services to make the home purchase experience simpler, accessible and transparent for all market participants.

Real Estate Exchange
We will utilize the power of technology, data analytics and the Internet to deliver technologies and services that facilitate the efficient exchange of homes. HomeSearch.com, our real estate market portal, seeks to increase transparency in the home buying process, reduce fraud risk and provide better execution as evidenced by higher sales price and lower average days to sell compared to traditional sales. HomeSearch.com is increasingly supported by a data rich and analytically enhanced search engine that utilizes MLS data as well as significant quantities of off market data to provide homebuyers and sellers a near real time market view. Finally the multiple offer management system that is primarily used for properties sourced from the servicing segment is being expanded to cover the broader market.

Behind the portal, through our Real Estate Digital offerings, we continue to improve the ability for real estate agents and service providers to effectively and efficiently handle residential real estate transactions in a systematic process that enhances the experience for market participants.

Real Estate Services
Our Real Estate Services business comprises the Solutionstar and Veripro branded residential services, which principally include title and escrow, collateral valuation and asset management services. This division is focused on the creation and delivery of high quality services utilized in the home buying process. To date, we have been primarily focused on refinance and default related transactions for both third parties and with respect to our servicing portfolio. With the acquisition of Title 365, which closed in January 2015, we took our most significant step to date in the development of purchase title related services.

Corporate and Other
Corporate costs, including expenses related to executive salaries and other corporate functions that are not directly attributable to our operating segments are included in Corporate and Other. Corporate and Other also includes our legacy asset portfolio, which consists primarily of non-prime residential mortgage loans, most of which were originated from April to July 2007. In November 2009, the legacy assets were financed with nonrecourse debt that requires no additional capital or equity contributions. We continue to service these loans. Finally, Corporate and Other includes interest expense associated with unsecured senior notes.

Competition
The residential real estate market is highly competitive. In addition, because of our broad array of services, we have a variety of competitors. Although having an integrated platform increases the number of competitors, we believe it provides us with a competitive advantage particularly as the residential real estate market continues to evolve.

The Servicing segment primarily competes against large commercial banks and savings institutions that have significantly greater resources and access to capital than we do, which provides them the benefit of a lower cost of funds. We also compete against other non-bank servicers. The ability to differentiate ourselves and increase competitiveness is largely dependent upon our customer centric servicing model and working effectively with regulators at both the Federal and state level.

In the Originations segment, we compete with financial institutions, mortgage bankers and mortgage lenders at the local, regional and national level. Many of these institutions have significantly greater resources and access to capital than us, which gives them the benefit of lower cost of funds. We face competition in such areas as mortgage loan offerings, rates, fees and customer service. We attempt to differentiate the value of our origination products primarily through our customer service, mortgage loan offerings, rates and fees. In addition, our Originations segment's ability to market to our existing servicing portfolio provides a significant advantage compared to other originators.

The Solutionstar segment primarily competes with a few national vendors as well as a large number of regional and local providers of residential real estate service offerings. In addition, we compete with the numerous technology providers in the residential real estate industry. Since the Solutionstar segment offers a diverse array of services, we cannot estimate our position in the market with any amount of certainty, but we believe we represent a small portion of very large-sized markets. In addition, our customers retain multiple providers and continuously evaluate our performance against various other competitors. Competitive factors in our Solutionstar segment include the compliance, quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer.

Employees
As of December 31, 2014, we had approximately 5,500 employees, none of which were subject to a collective bargaining agreement.

Additional Information
Our corporate website is located at www.nationstarmtg.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) available free of charge through our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission (SEC). Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. The information on our website is not incorporated by reference into this report and is provided as an inactive textual reference only. In addition, the SEC maintains a website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Item 1A.  Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 7. Management's Discussion and Analysis (MD&A). These risk factors are important to understanding any statement in this Annual Report or elsewhere. The following information should be read in conjunction with the MD&A and the consolidated financial statements and related notes. Our businesses routinely encounter and address risks, some of which will cause our future results to be different than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the Business and the MD&A sections. Below, we describe certain additional important business, industry, regulatory and legal risks.

Business and Industry Risks

A significant increase in delinquencies for the loans we service could have a significant impact on our revenues, expenses and liquidity and on the valuation of our MSRs as follows.

•
Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae because we only collect servicing fees from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•
Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

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

We may not be able to continue to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates, availability of government programs, relationships with realtors and builders and consumer credit. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and government mortgage modification programs and may decline if interest rates increase or these programs are terminated. Because of the relationship-driven nature of our originations business our ability to secure and maintain relationships with real estate agents and builders will influence our ability to maintain our purchase money mortgage loan volume. If we are unable to maintain our loan originations volume then our business, financial condition and results of operations could be adversely affected.

We may not be able to maintain or grow our business if we cannot acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages or to originate additional mortgages.

In addition, the FHFA’s Office of Inspector General (OIG) has recommended enhanced oversight of transfers of MSRs to non-bank servicers such as us and has recommended that the GSEs develop a framework to mitigate financial and operational risks, including routine examinations, GSE reviews and capacity testing prior to MSR transfers.

Further, our attempts to acquire MSRs or enter into subservicing agreements may be blocked by regulators or courts. In the past, certain regulators have taken steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations, which could adversely affect our business, financial condition and results of operations.

As a result, we may not be able to acquire MSRs or enter into additional subservicing agreements on terms favorable to us or at all, which could adversely affect our business, financial condition and results of operations.

We service higher risk loans, which are more expensive to service than conventional mortgage loans.
A certain percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, could adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. As a reverse mortgage servicer, we are also responsible for funding any draws due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

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

We use financial models and estimates in determining the fair value of certain assets, such as MSRs. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and investments in debt securities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary revenues; and

•	amounts of future servicing advances.

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations.

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

•	the available liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from which we borrow; and

•	limitations on borrowings on advance facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the advance facility.

In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our servicing and originations operations. Our ability to fund current operations and meet our servicing advance obligations depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire.

We rely on our servicing and originations advance facilities for substantially all of the liquidity we require to fund the mortgage loans that we originate and the servicing advances we are required to make. We may elect to fund these liquidity needs from cash flows available to us. To the extent we do not have sufficient cash available to meet these liquidity needs we will continue to draw on originations and servicing advance facilities. Such financings may not be available with the GSEs or other counterparties on acceptable terms or at all. If we are unable to obtain such financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.

Our GSE agreements contain financial covenants that include capital requirements related to tangible net worth. To the extent that these capital requirements are not met, the GSEs may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital requirements, this could adversely affect our business, financial condition and results of operations.

The U.S. bank regulatory agencies finalized rules implementing international accords on strengthening capital requirements, known as Basel III, which could increase the cost of funding on financial institutions that we rely on for financing and therefore reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.

Our substantial indebtedness may limit our financial and operating activities and our ability to incur additional debt to fund future needs.
As of December 31, 2014, we had approximately $2.2 billion of total unsecured senior notes and unfunded availability of approximately $3.0 billion under our various financing facilities. Our substantial indebtedness and any future indebtedness we incur could:

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

We may incur more debt.
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

Our counterparties may terminate our servicing rights and subservicing contracts.
The owners of the loans we service and the primary servicers of the loans we subservice, may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.

As is standard in the industry, under the terms of our master servicing agreements with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. These agreements also require that we service in accordance with GSE servicing guidelines and contain financial covenants. See “We may be unable to obtain sufficient capital to meet the financing requirements of our business”. Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans on more favorable terms. Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks.

If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.

We may not realize all of the anticipated benefits of previous or potential future acquisitions.
Our ability to realize the anticipated benefits of previous or potential future acquisitions of servicing portfolios and other businesses and assets will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, servicing practices, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

In the event that we acquire a platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio, of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreements or as to the timing of any potential acquisitions. Additionally, we may make or have made potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired assets or businesses. The acquired assets or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.

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

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. Along with others in the industry, we are subject to repurchase claims and may continue to receive claims in the future. If we are required to indemnify or repurchase loans that we originate or have previously originated and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

Changes to government mortgage modification programs could adversely affect future incremental revenues.
Under the Home Affordable Refinance Program (HARP), the Home Affordable Modification Program (HAMP), the Making Home Affordable plan (MHA), or and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.

We participate in and dedicate numerous resources to HARP and HAMP. In 2014, 40% of our total originations were HARP loans. Changes in legislation or regulation regarding HARP, HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs. HARP is scheduled to expire on December 31, 2015 and HAMP is scheduled to expire on December 31, 2016. If HARP or HAMP is not extended, this could decrease our revenues, which could adversely affect our business, financial condition and results of operations.

Under MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. HARP also allows us to refinance loans with an LTV of up to 125%. This program and the FHA’s negative equity refinance program allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA’s negative equity refinance program is scheduled to expire on December 31, 2016, and the expiration of that program or changes in legislation or regulations regarding that program or the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes. Changes to HAMP, HARP, the MHA and other similar programs could adversely affect our future incremental revenues.

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

•
an increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

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

Borrowers with adjustable rate mortgage loans or loan modifications that will be adjusting in 2015 are especially exposed to increases in monthly payments and they may not be able to refinance their loans.
Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upward adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service. As of December 31, 2014, we serviced or held adjustable rate mortgage loans with a total UPB of approximately $100 billion on our outstanding forward residential mortgage loans and the average interest rate of our portfolio of adjustable rate mortgage loans was 21.0%. Because of the continuing low interest rate environment, a significant portion of our adjustable rate mortgage loans subject to adjustment during 2014 did not experience a rate increase. Likewise, loan modifications entered into in 2009 may have provisions providing for an increase in the interest rate by 1% in 2015 and 1% per year thereafter until an interest rate cap is reached. Some borrowers on loan modifications may re-default again due to the increased monthly payment of principal and interest, which could lead to higher servicing costs for these defaulted loans.

We are highly dependent upon programs administered by GSEs such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales to institutional investors.
There are various proposals which deal with GSE reform, including winding down the GSEs and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process. Thus, the long-term future of the GSEs is still in doubt.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could materially and adversely affect our business, liquidity, financial position and results of operations.

We may not effectively develop, market, sell and implement multiple new technologies we intend to deploy.
Solutionstar, our technology and services segment, provides enhanced technology and data solutions to homebuyers, home sellers, real estate agents and companies that engage in the origination and servicing of loans. We intend to develop, market and sell multiple new technologies, which will require smarter and more effective investments in innovative technologies and services to make the home purchase experience simpler, more integrated, accessible and transparent. These initiatives carry the risks associated with any new service development effort including cost overruns, delays in delivery and performance monitoring. We may not be effective in developing technology that operates across multiple technologies and platforms, that is appealing to consumers, that adequately meets the demands of the marketplace and that achieves market acceptance. Any of these results would have a negative impact on our financial condition and results of operations.

Technology failures or cyber-attacks against us or our vendors could damage our business operations and increase our costs.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the Internet and use of web-based product offerings and on the use of cybersecurity.

A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

We could have a downgrade in our servicer ratings.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in our servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future. In addition, some of our servicing agreements require that we maintain specified servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could adversely affect our business, financial condition and results of operations.

We could have, appear to have or be alleged to have conflicts of interest with Solutionstar.
Our subsidiary, Solutionstar, provides services to us. This relationship could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Solutionstar upon market terms. We have adopted policies, procedures and practices, and have also engaged an independent third party to conduct a market-pricing study, to avoid potential conflicts of interest with Solutionstar. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.

We have operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the United States.
We currently have operations located in India and expect to grow those operations. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the United States. or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by the applicable servicing criteria, we assess compliance with the applicable servicing criteria for the applicable vendor (for Reg AB purposes, some vendors provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

We have reduced our costs by contracting with certain third parties with operations in India and the Philippines.  As of December 31, 2014, we have 2,250 offshore resources in seven sites in India and the Philippines and may expand to other countries in the future.  These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters.  Such disruptions can decrease efficiency and increase our costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Any political or economic instability in these countries could result in our having to replace or reduce these vendor relationships which may increase our labor costs and could adversely affect our business, financial condition and results of operations.

Our risk management policies and procedures may not be effective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market and interest rate risk, liquidity risk, regulatory, legal and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

The Consumer Financial Protection Bureau (CFPB) issued proposed changes to its Mortgage Servicing Rules, in November 2014. The proposed changes, if adopted as proposed, may increase the costs of loss mitigation and increase foreclosure timelines. Other new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our business, result in increased compliance costs and impair the profitability of such business. In addition, as a result of the Dodd-Frank Act’s potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The proposed amendments to CFPB Mortgage Servicing Rules will increase the complexity of the loss mitigation and foreclosure processes and our inadvertent failure to comply with these rules could lead to losses in the value of the loans, be an event of default under various servicing agreements or subject us to fines and penalties. The cumulative effect of these changes could result in a material impact on our earnings.

We could be subject to additional regulatory requirements or changes under the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd Frank Act) beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition FHFA initiatives may be implemented by the GSEs that could materially effect the market for conventional and/or government insured loans. The heightened regulatory environment has resulted not only in a tendency toward more regulation, but toward the most prescriptive regulation as regulatory agencies have generally taken a conservative approach to rule making, interpretive guidance and their general ongoing supervisory authority.

The ongoing implementation of the Dodd Frank Act, including the implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

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
We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemember's Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and False Claims Act and Making Home Affordable (MHA) loan modification programs.

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

Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, including punitive damages, penalties or other charges, or be subject to injunctive relief affecting our business practices, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations. The costs of responding to the investigations can be substantial.

Moreover, regulatory changes resulting from the Dodd-Frank Act and other regulatory changes such as the creation of the CFPB with its own examination and enforcement authority and the “whistle-blower” provisions of the Dodd-Frank Act could further increase the number of legal and regulatory proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

A consent order entered into by one of the largest non-bank servicers with a state regulatory agency could impose additional compliance costs on our servicing business.
On December 22, 2014, the New York Department of Financial Services entered into a consent order against the largest non-bank mortgage servicer in the United States regarding servicing misconduct and conflict of interest issues. The consent order requires the servicer, among other things to: (i) provide upon the request of a New York borrower the complete loan file at no cost to the borrower; (ii) provide every New York borrower who is denied a modification, short sale or deed-in-lieu of foreclosure a detailed explanation of the reasons for the denial; and (iii) provide at no cost to New York borrowers a copy of their complete credit report and credit score. In addition the board of directors of the servicer will be required to provide additional oversight in a number of areas; and the servicer will have an independent operations monitor for three years.

Although we are not a party to the above consent order noted above, we could become subject to some of the terms of the consent judgment if (i)  the agencies begin to enforce the requirements of the consent order by amending their servicing guides; (ii) the mortgage servicers or investors for which we service or subservice loans request that we comply with certain aspects of the consent judgment, (iii) if we purchase MSRs from this servicer or (iv) we otherwise find it prudent to comply with certain aspects of the consent order. In addition, some of the requirements set forth in such consent order may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices. While we may make changes to our operating policies and procedures in light of this consent order and other developments, these changes to our servicing practices could increase compliance and operational costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

There are numerous federal, state and local laws and regulations in the mortgage industry.
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

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.

In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage experience, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.

Solutionstar is subject to numerous licensing and regulatory requirements as a provider of ancillary services to companies in the financial services industry. These services include managing loans in the foreclosure/real estate owned (REO) process as well as providing auctioneer services, title agency and closing services, valuation and appraisal services, and debt resolution services nationwide. Solutionstar is subject to audits and examinations that are conducted by federal and state regulatory authorities and, as a vendor, is also subject to similar audit requirements imposed upon its clients, including us. Our employees and subsidiaries may be required to be licensed by various state licensing authorities for the particular type of service provided and to participate in regular background checks, fingerprinting requirements and continuing education programs. We may incur significant ongoing costs to comply with governmental regulations and new laws and regulations may be adopted that prohibit us from engaging our affiliate, Solutionstar, as a vendor, which could adversely affect our business, financial condition and results of operations.

When borrowers fail to provide hazard or flood insurance on their residences, the servicer of the loan is contractually obligated to place such insurance to protect the collateral and passes the premium costs onto the borrower. In the past, some of our subsidiaries earned commissions as licensed insurance agencies from the sale of lender-placed insurance on our portfolios. However, this practice has changed. As of June 1, 2014, the Company and/or its subsidiaries no longer earns commissions on lender-placed insurance on a borrower's residence. This change comports with the servicing guide announcement by Fannie Mae and Freddie Mac that excludes from reimbursement any lender-placed insurance commissions and revenue earned by entities related to the servicer, such as our subsidiaries. Similarly, the change also comports with proposed or issued regulations by Florida and New York regulators that prohibit collateral protection insurer from paying commissions to a mortgage servicer or its affiliate.

Furthermore, there continue to be changes in state laws that are adverse to mortgage servicers that increase costs and operational complexity of our business and impose significant penalties for violation.

Any of these changes in law could adversely affect our business, financial condition and results of operations.

Unlike competitors that are national banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

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

We may incur increased litigation costs and related losses if a borrower, or class of borrowers, challenges the validity of a foreclosure action or if a court overturns a foreclosure.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and new legislation, all of which could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.
In some states, such as Florida, New York, New Jersey and Rhode Island, our industry has faced, and may continue to face, increased delays and costs in the foreclosure process related to the re-execution and re-filing of certain documents. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish fair lending and borrowing practices for homeowners which may cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

Risks Related to the Ownership of our Common Stock

Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $24.50 per share and $57.95 per share from 2013 through 2014 and may continue to fluctuate. The volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements along with a variety of additional factors.

If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.
FIF HE Holdings LLC (FIF), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (Fortress), owns approximately 75% of our outstanding common stock as of February 27, 2015. As a result, FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
The following table sets forth information relating to our primary facilities. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage
Principal executive office:
Coppell, Texas – Corporate Headquarters	Leased	175,585
Business operations and support offices:
Irving, Texas(1)	Leased	292,988
Lewisville, Texas(2)	Leased	241,387
Chandler, Arizona(3)	Leased	163,864
Irvine, California(4)	Leased	113,876
Littleton, Colorado(3)	Leased	94,568
(1) Primarily supports our Originations segment.
(2) Primarily supports our Servicing and Solutionstar segments
(3) Primarily supports our Servicing segment
(4) Primarily supports our Originations segment

We relocated our principal executive offices from Lewisville, Texas to Coppell, Texas in January 2015. We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

Item 3.  Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemembers' Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and False Claims Act. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or servicing of mortgage loan securitizations. Furthermore, the certification of any putative class action could substantially increase our exposure to damages. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations. See Note 18, Commitments and Contingencies.
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

	Prices
	High	Low
2014
Fourth quarter	$37.00	$26.06
Third quarter	$35.99	$29.35
Second quarter	$37.95	$26.76
First quarter	$37.15	$24.50

2013
Fourth quarter	$56.76	$35.84
Third quarter	$57.95	$37.19
Second quarter	$46.91	$32.20
First quarter	$42.24	$29.86

On January 31, 2015, there were 91,600,670 shares outstanding and 276 stockholders of record of Nationstar common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
We have never declared or paid cash dividends on our common stock and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends will be determined by the Board of Directors and will depend, among other factors, upon earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. The indentures governing senior notes include restrictions on our ability to pay cash dividends on our common stock. Other finance arrangements may also, under certain circumstances, restrict our ability to pay cash dividends. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
Purchase of Equity Securities By the Issuer and Affiliated Purchasers

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1, 2014 - October 31, 2014	—	$—	—	—
November 1, 2014 - November 30, 2014	304	$34.91	—	—
December 1, 2014 - December 31, 2014	—	$—	—	—
Total	304		—	—

(1) The 304 shares of common stock of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.
Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, S&P North American Financial Services Sector Index and S&P 500 Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2014. This data assumes an investment of $100 on March 8, 2012.
Item 6.  Selected Financial Data
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the selected consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheets data at December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statements of operations and comprehensive income (loss) data and other data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheets data at December 31, 2012, 2011 and 2010 have been derived from Nationstar's audited consolidated financial statements that are not included in this Annual Report.

	For the year ended
	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Cash and cash equivalents	$299,002	$441,902	$152,649	$62,445	$21,223
Advances	2,546,362	5,002,202	2,800,690	513,683	405,672
Mortgage servicing rights	2,961,321	2,503,162	635,860	251,050	145,062
Mortgage loans held for sale	1,277,931	2,603,380	1,480,537	458,626	369,617
Total assets	11,112,675	14,026,689	7,126,143	1,787,931	1,947,181
Advance facilities	1,901,783	4,550,424	2,563,086	446,432	367,103
Warehouse facilities	1,572,622	2,433,927	1,038,500	426,747	342,655
Unsecured senior notes	2,159,231	2,444,062	1,062,635	280,199	244,061
Other nonrecourse debt	1,768,311	1,192,597	681,456	112,490	635,354
Total liabilities	9,888,397	13,036,791	6,368,461	1,506,622	1,690,809
Total equity	1,224,278	989,898	757,682	281,309	256,372

Consolidated Statements of Operations and Comprehensive income (loss) Data:
Total revenues	$1,973,068	$2,086,985	$984,315	$377,841	$261,428
Total expenses and impairments	1,357,691	1,402,278	582,045	306,183	220,976
Total other (expense) income	(329,493)	(338,453)	(125,687)	(50,771)	(50,366)
Income (loss) before taxes	285,884	346,254	276,583	20,887	(9,914)
Total income tax expense	64,860	129,200	71,296	—	—
Net income (loss)	221,024	217,054	205,287	20,887	(9,914)
Less: Net gain (loss) attributable to noncontrolling interests	306	—	—	—	—
Change in value of designated cash flow hedges	(1,963)	1,963	—	(1,071)	1,071
Comprehensive income (loss)	$218,755	$219,017	$205,287	$19,816	$(8,843)
Earnings (loss) per share data:
Basic earnings (loss) per share	$2.47	$2.43	$2.41	$0.30	$(0.14)
Dilutive earnings (loss) per share	$2.45	$2.40	$2.40	$0.30	$(0.14)

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$1,058,635	$(1,833,941)	$(1,958,116)	$(28,903)	$(101,653)
Investing activities	254,781	(1,373,534)	(2,157,292)	(81,879)	101,197
Financing activities	(1,456,316)	3,496,728	4,205,612	152,004	(19,966)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations is a supplement to the accompanying consolidated financial statements and provides additional information principally on our operations, current developments and financial condition.

OVERVIEW
We are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our success depends on working with customers, investors and regulators to deliver quality services and solutions that foster and preserve home ownership.

2014 Highlights
Overall, 2014 was a successful year for us resulting in more diversified earnings generated from core operations. We exit the year as one of the strongest non-bank residential servicers, well positioned to service our customers and grow our core operations. Some of the major highlights for 2014 include:

▪	Approximately 80,000 solutions for our mortgage servicing customers during 2014, including modifications and workouts, reflecting our continued commitment to foster and preserve home ownership.

▪	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 9.9% from 11.8% at the start of the year.

▪	Launched an enhanced customer feedback portal that allows customers to provide reviews and provides them another avenue to communicate issues and have them resolved timely.

▪
Funded $16.9 billion in mortgage loans for the year, including $9.4 billion related to retaining customers from our servicing portfolio. Refinanced $6.8 billion in HARP loans, providing relief to 40,863 customers.

▪
Continued the transformation of Solutionstar into a premier real estate services provider and provider of leading technology to the residential real estate industry. In addition, we acquired Real Estate Digital and its portfolio of data and technologies as well as Title 365, which closed in early January 2015.

▪	Redeemed $285 million worth of unsecured senior notes with a coupon rate of 10.875% in July 2014.

▪	Successful on boarding of $51.3 billion in unpaid principal balance and 307.3 thousand loans.

2015 Initiatives
Customer for Life
Our principal customers include current homeowners, homebuyers and home sellers. Their satisfaction is our top priority and we remain committed to continuous improvement in service delivery. Most of our customers did not initially choose us as their preferred service provider; however, we intend to deliver our services in a manner such that they select us as their service provider when they choose to purchase or refinance their home.

Providing customers with a positive experience should translate into improved financial results:

▪	Increases the value of our servicing portfolio principally due to retention and longer time horizon over which to provide services;

▪	Decreases our costs including new customer acquisition costs and compliance costs; and

▪	Improves our standing with investors, including the GSEs and Ginnie Mae increasing our opportunity to selectively acquire additional portfolios.

For 2015, we are focused on multiple initiatives that can be grouped into service quality, increased transparency and continued investment in technologies initiatives that ultimately better serve and empower the customer.

Service Quality
For each of the services we deliver, the first interaction many of our customers have is with our customer service representatives. Our employees are the cornerstone to the customer experience. We have and will continue to spend significant resources in training and properly incenting our employees. Second, for each complaint received, we perform a root cause analysis that results in updates to our service delivery protocols as well as our quality assurance programs with the goal of eliminating repeat complaints. Third, for 2015 we will tie more incentive compensation to measurements that directly correlate to the quality of services delivered such as customer complaints and recapture.

Increased Transparency
We view transparency from two facets. First, we can increase the frequency and reach of communications with customers. Examples of increased reach and frequency includes complaint resolution as evidenced by the recent launch of our customer feedback portal which we believe will help us to continually improve our service delivery, ultimately reducing the number of complaints. In addition, we intend to provide customers with more frequent communications they may find pertinent such as interest rates, FICO scores, trends in drive times, and approximate home values. Second, we believe that our best customer is an educated customer. To that end, we will continue to invest in customer oriented videos, improvements to customer portals and other means of communicating with and educating our customers.

Technology
We intend to continue to empower our customers through smart investments in technology. This includes internal investments in our systems such as our screen redesigns that in 2014 facilitated quicker response times by our servicing customer service representatives and investments in new workflow and quality assurance tools, some of which will launch in 2015. In addition, we will continue to enhance our external facing technologies including portals such as the previously mentioned customer feedback site and HomeSearch.com, as well as the expected delivery of our first mobile applications in 2015.

Capital and Liquidity
The greater diversity and earnings generated from our core operations in 2014 allowed us to improve our overall capital and liquidity position. We reduced our asset base by $2,914 million in 2014 while our servicing portfolio grew by over $461 million, which reflects acquisitions, the improving performance of our servicing portfolio and our focus on strengthening our overall balance sheet. In addition in July 2014, we redeemed $285 million of 10.875% coupon rate notes at par reducing our leverage. We will continue to focus on initiatives that further improve our capital and liquidity position.

Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

As of the second quarter 2014, we recast our business segment reporting structure as a result of a change in the Chief Operating Decision Makers. The realignment principally involved the separation of the former Servicing segment into two segments and the reclassification of previously allocated corporate costs, including interest costs related to our unsecured senior debt, into the Corporate and Other segment. Corporate costs included within the Corporate and Other segment include expenses related to certain executive salaries and other corporate functions that are not directly attributable to our operating segments.

Consolidated Results

Table 1. Consolidated Operations	For the year ended December 31,
(in millions)	2014	2013	2012

Revenues	$1,973	$2,087	$984
Expenses and impairments	(1,358)	(1,402)	(582)
Other income (expense), net	(329)	(339)	(125)
Income before taxes	$286	$346	$277

Table 2. Revenues	For the year ended December 31,
(in millions)	2014	2013	2012

Servicing	$1,071	$1,237	$489
Originations	579	712	487
Solutionstar	322	147	8
Corporate and Other, including eliminations	1	(9)	—
Total revenues	$1,973	$2,087	$984

2014 versus 2013. Revenues declined in both the Servicing and Originations segments, partially offset by a more than doubling of revenues in our Solutionstar segment. For Servicing, revenue declined principally due to lower fair value change on the value of our MSRs in 2014 compared to the 2013 period. This decline was partially offset by increases in total servicing fees earned on our servicing portfolio as a result of our higher average UPB in our total servicing portfolio. Revenues declined in our originations segment as expected as we exited wholesale and distributed retail operations and focused on more profitable consumer direct operations. Solutionstar continues to grow principally as a result of increased property sales, title and collateral valuation orders.

2013 versus 2012. Revenues increased primarily as a result of an increase in the net gain on mortgage loans held for sale generated by the Originations segment as well as increased servicing fee income from the Servicing segment. The increase in the gain on loans held for sale was the result of a significant increase in the volume of loans originated during the 2013 period and an increase in the value of servicing capitalized due to the larger volume of loan sales and subsequent retention of MSRs, partially offset by the reduction in margins on loans sold during the year. The increase in servicing fee income from the Servicing segment was primarily driven by a significant increase in average UPB for loans serviced. Revenues significantly increased in the Solutionstar segment due to minimal activity in the 2012 period as the segment ramped up in the 2013 period.

Table 3. Income before taxes	For the year ended December 31,
(in millions)	2014	2013	2012

Servicing	$221	$441	$104
Originations	191	131	293
Solutionstar	133	34	4
Corporate and Other, including eliminations	(259)	(260)	(124)
Total income before taxes	$286	$346	$277

2014 versus 2013. Income before taxes declined principally as a result of revenue declines attributable to fair value marks and increased amortization, which do not have an offsetting cost component and therefore directly impact margins. Both the fair market value changes and the increase in prepayment amortization do not impact current period cash flows, which increased in 2014. For the Originations segment, the focus on consumer direct operations and favorable interest rates as well as cost reduction initiatives resulted in a $60 million improvement in income before taxes although revenues declined substantially. Solutionstar’s income before taxes grew both as a result of revenue growth as well as a greater mix of that revenue coming from property sales.

2013 versus 2012. The increase in income before taxes was principally driven by the Servicing segment due to the growth in the servicing portfolio. In addition, the Solutionstar segment grew substantially in 2013, which was the first full year of operations for this segment. Partially offsetting these improvements was a decline in the Originations segment principally attributable to changes in market conditions and capacity issues experienced in the latter half of 2013.

Segment Results

Revenues generated on inter-segment services performed are valued based on estimated market value. Expenses are allocated to individual segments based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment based on the type of expense allocated. Expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting are not allocated to the business segments.

Servicing Segment

Table 4. Servicing Operations	For the year ended December 31,
(in millions)	2014	2013	2012

Revenues	$1,071	$1,237	$489
Expenses and impairments	(698)	(609)	(315)
Other income (expense), net	(152)	(187)	(70)
Income before taxes	$221	$441	$104
Income before taxes margin	20.6%	35.7%	21.3%

Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.3 million customers with an outstanding principal balance in excess of $381.1 billion. Whether servicing mortgages we originate or on behalf of others, our approach is a customer centric model that emphasizes borrower interaction to minimize complaints, improve loan performance and cure loan delinquencies. Our commitment is to preserve neighborhoods and communities principally through continued home ownership. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors who ultimately own the mortgage.

We view our servicing portfolio as a relatively stable annuity that generates reliable and recurring cash flows. Although mortgage loans by definition are an amortizing asset, our ability to deploy loss mitigation strategies, modify nonperforming loans, assist our existing customers with a refinance or new home purchase and take advantage of existing flow, correspondent and bulk opportunities generally allows us to replenish and modestly grow our servicing portfolio. We have a proven track record of reducing the delinquencies within portfolios and ultimately extending the duration of our overall MSR pool of loans which in turn increases the future earnings potential of such pools.

We generally acquire MSRs on a standalone basis or via an innovative model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs; however, we can access debt and equity markets for larger opportunities when prudent. We anticipate that current market and regulatory conditions will limit larger MSR purchases and will generally result in a preference by sellers to dispose of potentially more, but smaller, portfolios of $25 billion or less. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. We do believe that there will be more opportunities to acquire portfolios in 2015 than in 2014.

In 2015, we remain focused on resolving complaints timely and, more importantly, reducing the overall number of complaints. Finally, we will continue to invest in technology, people and procedures that should allow us to continue to drive costs per loan lower and continue to improve the scalability of our operations.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 5. Forward Servicing Portfolio UPB Rollforward	For the year ended
(in millions)	December 31, 2014	December 31, 2013

Balance at the beginning of the period	$361,779	$179,432
Additions:
Originations/acquisitions	58,194	217,024
Deductions:
Principal reductions and other	(15,060)	(7,517)
Voluntary reductions	(34,616)	(36,466)
Involuntary reductions	(11,905)	(11,042)
Net changes in loans serviced by others	(5,298)	20,348
Balance at the end of period	$353,094	$361,779

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 6. Servicing - Revenues	For the year ended
($ in millions)	2014	2013	2012
MSRs - Fair Value	$816	$729	$303
Subservicing(1)	61	56	73
MSRs - LOCOM	68	56	46
Ancillary revenues(2)	333	349	146
Total service related revenue before MSR fair value adjustments	1,278	1,190	568
Fair value adjustments on MSRs - Fair Value	(247)	58	(68)
Fair value adjustments on excess spread financing	(58)	(73)	(11)
Fair value adjustments on MSR financing liability	33	—	—
Service related revenue	1,006	1,175	489
Net gain on mortgage loans held for sale	65	62	—
Total revenues	$1,071	$1,237	$489

Average UPB:
MSRs - Fair Value	328,213	226,969	87,687
Subservicing	23,154	36,471	46,718
MSRs - LOCOM	28,455	28,655	14,191

Modifications and Workout Units:
HAMP modifications	18,597	26,091	8,662
Non HAMP modifications	32,274	12,870	18,931
Workouts	28,955	28,964	23,639
Total Units	79,826	67,925	51,232

Key performance metrics of our boarded forward servicing portfolio(3)
Loan count-servicing	1,982,396	1,980,956	979,414
Average loan amount	167,467	169,569	177,592
Average coupon(4)	5.11%	5.21%	5.34%
60+ delinquent (% of loans)(5)	9.9%	11.8%	14.1%
Total Prepayment speed (12 month constant pre-payment rate)	13.3%	17.9%	15.7%
(1) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(2) Ancillary revenues are composed of late charges, modification fees and other fees collected from borrowers
(3) Characteristics and key performance metrics of our servicing portfolio excludes UPB and loan counts acquired but not yet boarded and currently serviced by others.
(4) The Company's servicing portfolio contains a wide range of coupons ranging from 2.0% to more than 8.0%. The average coupon listed in the table above is the arithmetic mean coupon of boarded loans in the Company's servicing portfolio as of December 31, 2014, 2013 and 2012.
(5) Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

2014 versus 2013. Revenues from our Servicing segment declined primarily as a result of fair value changes on MSRs. We record all originated or acquired forward residential mortgage loans at fair value, with all changes in fair value recorded as charges or credits to servicing fee income. We estimate the fair value on these MSRs using a discounted cash flow model and an analysis of current market data. This decline was partially offset by increases in total servicing fees earned on our servicing portfolio as a result of higher average UPB in the total servicing portfolio. We also saw a decline in ancillary revenues principally due to the continued improvement in the servicing portfolio that resulted in less late fees and similar revenues.

2013 versus 2012. Revenues from our Servicing segment increased in 2013 compared to 2012 as a result of higher fee income earned on our total average servicing portfolio, primarily in loans serviced for GSEs. In addition, we also recorded a higher fair value change on the value of our MSRs which reflects both the higher balance of MSRs, and the acquisition of MSRs at favorable prices, improvements in portfolio quality and improving economic conditions. This increase was partially offset by a higher fair value mark to market on our excess spread financing.

For information regarding fair value adjustments, see separate section Mortgage Servicing Rights and Related Liabilities provided below.

Table 7. Servicing - Expenses and Impairments	For the year ended December 31,
(in millions)	2014	2013	2012

Salaries, wages and benefits	$287	$272	$180
General and administrative	386	317	124
Occupancy	25	20	11
Expenses and impairments	$698	$609	$315

2014 versus 2013. Expenses and impairments primarily increased as a result of additional general and administrative costs. Included within general and administrative in the 2014 period are one-time costs associated with entering into the MSR financing liability. In addition, we experienced an increase in settlements and compensatory fees consistent with the growth of the servicing portfolio at the end of 2013. We expect these expenses to begin to decline as the servicing portfolio becomes less delinquent.

2013 versus 2012. The increase in expenses and impairments was principally driven by the increase in the servicing portfolio which resulted in us hiring a significant number of employees and external offshore contractors.

Table 8. Servicing - Other Income (Expense), net	For the year ended December 31,
(in millions)	2014	2013	2012

Other income (expense), net	$(152)	$(187)	$(70)

Other income (expense), net principally includes interest expense on advance facilities partially offset by interest earned on outstanding custodial balances.

2014 versus 2013. Interest expense declined principally due to a reduction in the average outstanding servicer advance balances compared to prior year. Servicing advances declined as a result of the sale of servicer advances to principally non-agency loan pools to third parties as well as the improved performance of the servicing portfolio as evidenced by declining delinquency ratios.

2013 versus 2012. The increase in Other income (expense), net was principally due to the increase in the servicing portfolio that resulted in an increase in advances and related interest expense.

Originations Segment

Table 9. Originations - Operations	For the year ended
(in millions)	2014	2013	2012

Revenues	$579	$712	$487
Expenses and impairments	(390)	(590)	(195)
Other income (expense), net	2	9	1
Income before taxes	$191	$131	$293
Income before taxes margin	33.0%	18.4%	60.2%

Our originations segment comprises both the Greenlight Loans and Nationstar brands. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate credit risk, typically sell these loans within approximately 30 days while retaining the associated servicing rights. Our primary focus is assisting customers currently in our servicing portfolio with refinances or loans for new home purchases (or recapture). This increases our origination margins by reducing marketing and other costs to acquire customers as well as replenishment of our servicing portfolio.

In 2014, our focus areas included right-sizing the operations, maximizing capacity utilization, conversion to a single integrated platform and development of new solutions that should ultimately increase our ability to recapture additional loans from our servicing portfolio.

In 2015, our primary focus will be on recapturing voluntary prepayments from our portfolio. Throughout 2014, we have been successful at recapturing prepayments associated with refinancings; however, we have had less success with respect to voluntary repayments associated with new purchase transactions. We believe our focus on our Customer for Life initiatives as described above will improve our overall recapture.

Table 10. Originations - Revenues	For the year ended
(in millions)	2014	2013	2012

Service related	$44	$62	$—

Gain on loans sold	835	685	288
Fair value mark-to-market on loans held for sale	(506)	(205)	18
Mark-to-market on locks and commitments	(41)	(45)	135
Provision for repurchases	9	(33)	(13)
Capitalized servicing rights	238	248	59
Net gain on mortgage loans held for sale	535	650	487

Total revenues	$579	$712	$487

Key Metrics
Consumer Direct Locked Volume	$22,296	$24,848	$9,968
Other Locked Volume	6,627	12,216	5,299
Funded Volume, Total	16,890	23,778	7,328
Funded HARP Volume, Total	6,819	12,767	3,894
Recapture percentage	33.5%	47.5%	38.5%
Purchase percentage of funded volume	28.0%	17.0%	20.0%
Value of Capitalized Servicing	127 bps	101 bps	85 bps

2014 versus 2013. Total revenue declined primarily due to decrease in volume period over period, including HARP volumes and the strategic decision in 2013 to exit the retail and wholesale distribution channels. The decline in other locked volumes is principally related to our exiting of the retail and wholesale channels. The decline in volume was partially offset by increased margins on originated consumer direct loans.

2013 versus 2012. Total revenue in 2013 increased over the prior year as a result of an increase in HARP origination volume which increased 228.2% over the 2012 period. As a result of the increased origination volume, we collected increased amounts in origination points and fees in the 2013 period. In addition, we recognized an additional $189.8 million of capitalized servicing rights as we sold loans into the secondary market and retained the servicing rights. These increases were partially offset by lower margins earned on our sold loans.

Table 11. Originations - Expenses and Impairments	For the year ended December 31,
(in millions)	2014	2013	2012

Salaries, wages and benefits	$249	$323	$138
General and administrative	126	249	53
Occupancy	15	18	4
Expenses and impairments	$390	$590	$195

2014 versus 2013. Expenses and impairments declined as a result of our exit from the retail and whole businesses as well as a reduction in additional staff executed in late 2013 and early 2014 consistent with the decline in origination volumes. In addition, the conversion to a single integrated platform helped to reduce our overhead costs.

2013 versus 2012. Total expenses increased in 2013 over the 2012 period as a result of higher headcount due to the Origination volume growth.

Table 12. Originations - Other Income (Expense), net	For the year ended December 31,
(in millions)	2014	2013	2012

Other income (expense), net	$2	$9	$1

Included in interest income is interest received between the time a loan is originated and ultimately securitized. Interest expense principally consists of interest on our warehouse facilities. In addition, the impact of derivative instruments, including interest rate lock commitments, is included within this caption.

2014 versus 2013. Other income (expense), net declined as interest income from reduced origination volume was down approximately 27.3% for the 2014 versus the comparable 2013 period. The reduction in volume resulted in lower interest income, partially offset by lower interest expense.

2013 versus 2012. Other income (expense), net increased in 2013 directly attributable to the increase in originations, which caused an increase in interest income.

The activity of the outstanding repurchase reserves were as follows:

Table 13. Repurchase Reserves	December 31,
	2014	2013
Repurchase reserves, beginning of period	$41	$19
Additions	13	33
Charge-offs	(4)	(11)
Adjustments, including expired indemnifications	(21)	—
Repurchase reserves, end of period	$29	$41

The provision for repurchases represents estimate of losses to be incurred on the repurchase or indemnification of purchasers of loans. Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

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

In 2012, a selling representation and warranty framework was introduced by the GSEs that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, which was enhanced in 2014, the GSEs will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. In general, for loans sold to GSEs on or after January 1, 2013, repurchase risk for HARP loans is lowered if the borrower stays current in the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

After evaluating the enhanced framework, the composition of loans originated, quality control standards, historical repurchase requests and the passage of time, we reduced our repurchase reserve by $21 million to reflect loans where the repurchase provision expired and to reflect our best estimate of possible future requests. We believe the analysis used to evaluate future expected repurchase exposure is appropriate and our period-end repurchase reserve balance is adequate.

Solutionstar Segment

Table 14. Solutionstar - Operations	For the year ended
(in millions)	2014	2013	2012

Revenues	$322	$147	$8
Expenses and impairments	(189)	(113)	(4)
Other income (expense), net	—	—	—
Income before taxes	$133	$34	$4
Income before taxes margin	41.3%	23.1%	50.0%

We are engaged in the transformation of Solutionstar from a provider of refinance and default related residential mortgage services to a provider of technology and data enhanced solutions to homebuyers, home sellers, real estate agents and companies engaged in the origination and/or servicing of mortgage loans. Through our Solutionstar segment, we intend to enhance the home buying experience via smart investments in innovative technology and services to make the home purchase experience simpler, more transparent and more accessible for all market participants.

HomeSearch.com, our Residential Real Estate exchange, is designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. We intend to utilize new technologies integrated with timely, relevant and accurate data to empower our customers whether they are a homeowner, homebuyer, seller or the agents that serve them. The search function of HomeSearch.com were expanded throughout 2014 both with respect to functionality and complement of accurate, timely residential listings.

With respect to our Real Estate Services, we are focused on the creation and delivery of high quality services (e.g., title and close, collateral valuation, asset management) for purchase, refinance and default transactions. Our primary focus to date has been to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform. Today, significant opportunity still exists with respect to penetration of our own operations and current customers. In addition, in January 2015, we completed the acquisition of Title 365, our first significant investment in purchase title related services.

Table 15. Solutionstar - Revenues	For the year ended
($ in millions)	2014	2013	2012

Revenues
Real Estate Exchange	$154	$50	$—
Real Estate Services	168	97	8
Total Revenues	$322	$147	$8

Key Metrics
Properties sold	20,937	12,456	N/A
REO inventory at period end	9,062	7,433	N/A
HomeSearch.com registered users	134,782	8,258	N/A

2014 versus 2013. Revenues related to Real Estate Exchange increased principally due to an increase in the volume of property sold as well as more properties sold via our HomeSearch.com online exchange versus traditional retail sales channels. Real Estate Servicing revenue increased primarily due to a growth in unit volumes with respect to broker price opinions, property reports and title and close services as a result of the expansion of existing client relationships. These increases were partially offset by a decline in appraisal services volume principally due to a market-wide decline in refinance transactions.

2013 versus 2012. Revenues increased both as a result of increased property sales as well as due to the acquisition of Equifax Settlement Services. During the year we launched HomeSearch.com and expanded our title and close and collateral valuation services to include default related properties which also greatly expanded our revenue.

Table 16. Solutionstar - Expenses and Impairments	For the year ended December 31,
(in millions)	2014	2013	2012

Salaries, wages and benefits	$73	$40	$3
General and administrative	112	70	1
Occupancy	4	3	—
Expenses and impairments	$189	$113	$4

2014 versus 2013 and 2013 versus 2012. The increase in expenses and impairments is consistent with the increase in revenues. In addition, we continue to build-out the infrastructure to support our growth initiatives including headcount growth both onshore and offshore. Direct vendor costs associated with fulfillment of customer orders also increased due to an increase in order volumes.

Corporate and Other

Table 17. Corporate and Other - Operations	For the year ended
(in millions)	2014	2013	2012

Revenues	$2	$(7)	$2
Expenses and impairments	(80)	(91)	(67)
Other income (expense), net	(180)	(162)	(60)
Income before taxes	$(258)	$(260)	$(125)

Our Corporate and Other reporting unit consists of non-prime and nonconforming residential mortgage loans that were primarily originated prior to July 2007. Revenues and expenses are a result of mortgage loans transferred to a securitization trust that was structured as a secured borrowings resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.

We also include certain non-allocated corporate expenses, principally interest expense on unsecured senior notes as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

Table 18. Corporate and Other - Revenues	For the year ended
(in millions)	2014	2013	2012

Revenues	$2	$(7)	$2

2014 versus 2013 and 2013 versus 2012. Revenues for our Corporate and other segment principally relate to mark to market adjustments recorded on the Legacy portfolio. The table below provides detail of the characteristics of our securitization trusts included in the Legacy Portfolio for the periods indicated:

Table 19. Legacy Portfolio	For the year ended
(in millions)	2014	2013	2012

Performing - UPB	$196	$218	$260
Nonperforming (90+ Delinquency) - UPB	80	87	94
REO - Estimated Fair Value	38	27	10
Total Legacy Portfolio UPB	$314	$332	$364

Table 20. Corporate and Other - Expenses	For the year ended
(in millions)	2014	2013	2012

Salaries, wages and benefits	$34	$44	$37
General and administrative	57	56	29
Occupancy	(11)	(9)	1
Expenses and impairments	$80	$91	$67

2014 versus 2013. The decrease in total expenses and impairments was primarily due to our corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount and profitability.

2013 versus 2012. The increase in total expenses and impairments was primarily due to an increase in technology investments, expansion in support functions driven by growth in our servicing portfolio and the establishment of an enhanced Risk Management function.

Table 21. Corporate and Other - Other income (expense), net	For the year ended
(in millions)	2014	2013	2012

Other income (expense), net	$(180)	$(162)	$(60)

Other income (expense), net principally includes interest expense associated with our unsecured senior notes. Increase in interest expense was the result of multiple additional borrowings (see Note 10, Indebtedness) through September 2013. In July 2014, we redeemed $285 million unsecured senior notes, which will lead to a decrease in our interest expense, net of interest income, for 2015. Other income (expense), net also includes the net interest impact associated with our Legacy portfolio.

MORTGAGE SERVICING RIGHTS AND RELATED LIABILITIES

Table 22. MSRs and Related Liabilities	December 31, 2014		December 31, 2013
(in millions)	UPB	Carrying Amount	UPB	Carrying Amount

MSRs - Fair Value	$333,613	$2,950	$322,814	$2,488

Subservicing(1)
Agency	15,008	N/A	22,208	N/A
Non-agency	4,473	N/A	16,757	N/A
Total Subservicing	19,481		38,965

MSRs - LOCOM	27,982	11	28,928	15
Total servicing portfolio unpaid principal balance	$381,076	$2,961	$390,707	$2,503
(1) Subservicing amounts include residential mortgage loans originated but have yet to be sold to third party market investors and agency REO balances for which we own the mortgage servicing rights.

Table 23 - MSRs Fair Value	December 31, 2014		December 31, 2013
(in millions)	UPB	Fair Value	UPB	Fair Value

Credit Sensitive	$241,770	$1,920	$266,758	$1,818
Interest Sensitive	91,843	1,030	56,056	670
	$333,613	$2,950	$322,814	$2,488

Our servicing portfolio consists of credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, typically servicing values are correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases principally as a result of lower prepayments. Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact prepayment speeds. See “Critical Accounting Policies - Fair Value Measurements” section for discussion on the valuation of our MSRs.

The following table provides information on the fair value of the Company's owned forward MSR portfolio together with the UPB of the portfolios:

Table 24. MSRs - Fair Value, Rollforward	For the year ended
(in millions)	December 31, 2014	December 31, 2013

Fair value at the beginning of the period	$2,488	$636
Additions:
Servicing resulting from transfers of financial assets	238	248
Purchases of servicing assets	471	1,546
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	88	377
Other changes in fair value:
Scheduled principal payments	(85)	(43)
Prepayments(1)	(250)	(276)
Fair value at the end of the period	$2,950	$2,488
(1)Prepayment amounts presented above include voluntary and involuntary liquidations.
We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Table 25. MSRs - Fair Value, weighted average assumptions	December 31, 2014	December 31, 2013

Credit Sensitive MSRs
Discount rate	11.96%	14.17%
Total prepayment speeds	18.58%	20.34%
Expected weighted-average life (years)	5.39 years	4.63 years
Interest Sensitive MSRs
Discount rate	9.09%	10.50%
Total prepayment speeds	11.27%	8.97%
Expected weighted average life (years)	6.49 years	7.88 years

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. We determine the discount rate through review of recent market transactions as well as comparing our discount rate to those utilized by third party valuation specialist. Total prepayment speeds represents the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total expected years in which we expect to service the MSR. The principal drivers of the reduction in credit losses include reduction in interest expense principally due to lower advances as well as the continued performance improvement of the underlying servicing portfolio.

Excess Spread Financing

Table 26. Excess Spread Financing	For the year ended
(in millions)	December 31, 2014	December 31, 2013

Fair value at the beginning of the period	$986	$288
Additions:
New financings	171	755
Deductions:
Settlements	(184)	(130)

Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	64	149
Other changes in fair value	(6)	(76)
Fair value at the end of the period	$1,031	$986

Weighted-average assumptions:
Mortgage prepayment speeds	12.5%	9.6%
Average life of mortgage loans	5.6 years	4.7 years
Discount rate	11.5%	13.9%

Another component of our service related revenues is the fair value changes in our excess spread financings. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we account for as financings, whereby we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios, including taking into consideration recapture for loans modified or otherwise disposed, after receipt of a fixed basic servicing fee per loan. We measure these financing arrangements at fair value. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximately current market value for similar financial instruments.

As of December 31, 2014, we were a party to several excess spread financing arrangements with similar, but not identical, contract terms. With respect to the weighted average assumptions utilized in determining the fair value of the Company's excess spread financing, the assumed mortgage prepayment speed increase and the assumed discount rate decrease is consistent with similar assumption changes to the underlying MSR asset.

Mortgage Servicing Rights Financing Liability

Table 27. MSRs Financing Liability - Rollforward	For the year ended
(in millions)	December 31, 2014	December 31, 2013

Fair value at the beginning of the period	$30	$—
Additions:
New financings	52	30
Deductions:
Settlements	—	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(11)	—
Other changes in fair value	(22)	—
Fair value at the end of the period	$49	$30

Weighted-average assumptions:
Advance financing rates	2.79%	2.40%
Annual advance recovery rates	27.55%	25.20%

Fair value changes in our mortgage servicing rights financing liability also impact service related revenues. In conjunction with this servicing acquisition structure, we entered into several sale agreements on our outstanding advances whereby we sold the right to repayment on outstanding private label servicer advances. We also sold the right to receive the basic fee component on the related MSRs. We continue to service the loans in exchange for a portion of the basic fee. We measure these financings at fair value.
We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2014 and December 31, 2013 being advance financing rates and advance recovery rates.
The following table provides an overview of our forward servicing portfolio and amounts that have been previously transferred to our co-invest partners for the periods indicated.

Table 28. Leveraged Portfolio Characteristics	December 31,
(in millions)	2014	2013

Owned forward servicing portfolio - unencumbered	$93,673	$72,870
Owned forward servicing portfolio - transferred to New Residential	239,940	249,944
Subserviced forward servicing portfolio	19,481	38,965
Total unpaid principal balance	$353,094	$361,779

MSRs - LOCOM
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 29. Reverse Portfolio Characteristics	For the year ended
($ in millions, except for average loan amount)	2014	2013

Loan count	159,704	168,258
Ending unpaid principal balance	$27,982	$28,928
Average loan amount	$175,211	$171,929
Average coupon	2.94%	2.98%
Average borrower age	79	77
We acquired reverse MSRs and funded but unsecuritized advances from third parties. We recorded the assets acquired and obligations assumed at fair value on the acquisition date, which included the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

We use the lower of cost or market to value reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. The most significant assumptions utilized in determining the fair value of the reverse MSRs were weighted average life, which was assumed to be 5.56 years and 4.13 years as of December 31, 2014 and December 31, 2013, respectively, and lifetime constant prepayment rate, for which a 14.15% and 20.42% was utilized as of December 31, 2014 and December 31, 2013, respectively. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of December 31, 2014 or December 31, 2013.

CAPITAL AND LIQUIDITY
In January 2015, the Federal Housing Finance Agency (FHFA) proposed new minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers. The proposed minimum financial requirements include net worth, capital ratio and liquidity criteria. FHFA anticipates finalizing such requirements in the second quarter of 2015 and that the requirements will be effective six months after they are finalized.

Proposed Minimum Net Worth

▪	Base of $2.5 million plus 25 basis points of UPB for total loans serviced.

Proposed Minimum Capital Ratio

▪	Tangible Net Worth/Total Asset greater than 6%.

Proposed Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB

▪
Allowable assets for liquidity may including: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

If the proposed standards had been in place as of December 31, 2014, we believe we would have been in compliance with each of the proposed standards.

Liquidity
Sources and Uses of Cash

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) payments received from sale or securitization of loans; (iii) payments received from mortgage loans held for sale; (iv) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (v) lines of credit, other secured borrowings and the unsecured senior notes; and (vi) payments received in connection with the sale of advance receivables and excess spread.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; and (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans.

We believe that our cash flows from operating activities, as well as existing facilities, provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. In the third quarter of 2014, we redeemed $285 million of senior notes that were due in July of 2015 as cash flow from operations improved and our access to credit on favorable terms continues to expand. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carry costs.

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSE's and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 17, Capital Requirements. If needed, we would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

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

Cash Flows

Table 30. Cash	December 31, 2014	December 31, 2013
(in millions)

Cash and cash equivalents	$299	$442

Our cash balance decreased as of December 31, 2014, as we utilized cash generated from the operations principally to invest and originate in new MSRs. In addition, we repaid $285 million of our unsecured senior notes in July 2014.

Table 31. Operating Cash Flow	For the year ended December 31,
(in millions)	2014	2013	2012

Net cash attributable to operating activities	$1,059	$(1,834)	$(1,958)

2014 vs. 2013. The increase in cash provided by operating activities of $2,893 million during the 2014 period was primarily due to:

•	The decrease in cash proceeds of $2,728 million from proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans.

•
The origination and purchase of $20,786 million in residential mortgage loans during the year ended December 31, 2014, compared to $25,467 million in mortgage originations and purchases for the comparable 2013 period.

•	An increase of $596 million cash inflows from working capital primarily due to increased collections on servicer advances.

2013 vs. 2012. The increase of $124 million was primarily due to decreased cash outflows from working capital.

Table 32. Investing Cash Flows	For the year ended December 31,
(in millions)	2014	2013	2012

Net cash attributable to investing activities	$255	$(1,374)	$(2,157)

2014 vs. 2013. The $1,629 million increase in cash flows attributable to investing activities was related to a decrease in cash outflow of $1,056 million for the purchase of forward mortgage servicing rights.

2013 vs. 2012. The $783 million decrease in cash flows used by investing activities from the 2012 period to the 2013 period was primarily a result of lower cash outflows from MSR acquisitions combined with the sale of servicer advances.

Table 33. Financing Cash Flow	For the year ended December 31,
(in millions)	2014	2013	2012

Net cash attributable to financing activities	$(1,456)	$3,497	$4,206

2014 vs. 2013. The $4,953 million decrease in cash flows from our financing activities was primarily the result of the decrease in our notes payable balance as a result of our sale of advance receivables combined with $1,365 million in cash proceeds from the issuance of our unsecured senior notes. In addition, we received an additional $582 million in cash proceeds from our excess spread financing arrangements in 2013 over the amounts received in the 2014 period. Finally, in July 2014, we redeemed all of our $285 million outstanding senior notes due 2015.

2013 vs. 2012. The decrease in cash flow from financing activities of $709 million was primarily the result of a $1,487 million decrease in borrowings in our notes payable facilities, which was partially offset by an increase of $595 million in additional issuances of unsecured senior notes. In addition, we raised $247 million in IPO proceeds in 2012. In 2013, we paid $130 million in cash payments related to our excess spread financing as compared to $40 million in 2012.

Capital Resources

Capital Structure and Debt

Table 34. Debt	December 31, 2014	December 31, 2013
(in millions)

Advance facilities	$1,902	$4,550
Warehouse facilities	1,573	2,434
Total notes payable	3,475	6,984
Unsecured senior notes	$2,159	$2,444

Advance facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances along with stop advance policies. As part of our normal course of our business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. In 2014, we sold approximately $2.5 billion of servicer advances to New Residential Investment Corp. (New Residential) and others. Pursuant to the terms of our agreements with New Residential, for these pools of loans, New Residential now has the obligation to fund future advances on the related loans. We also sold the related notes payable facilities associated with financing these advances.

In 2012, we acquired the servicing rights to approximately $28.4 billion in unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, we are required to make advances to borrowers. We typically hold the participation interests, which are made up of the related advances for approximately 30 days while we pool the participation interests into a government securitization. At December 31, 2014, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $3.9 billion.

Warehouse facilities
Loan origination activities generally require short-term liquidity in excess of that generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

Unsecured senior notes
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

As of December 31, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows (in millions):

Year	Amount
2015	$—
2016	—
2017	—
2018	475
2019	375
Thereafter	1,300
Total	$2,150

Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2014 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$—	$850	$1,300	$2,150
Interest expense from unsecured senior notes	157	314	265	159	895
MBS advance financing facility	363	—	—	—	363
Securities repurchase facility (2011)	35	—	—	—	35
Nationstar agency advance financing facility (VFN)	506		—	—	506
Nationstar agency advance financing facility (term)	200	—	100	—	300
Nationstar mortgage advance receivable trust (VFN)	119	—	—	—	119
Nationstar mortgage advance receivable trust (term)	—	—	300	—	300
MBS advance financing facility (2012)	42	—	—	—	42
MBS servicer advance facility (2014)	79	—	—	—	79
Securities repurchase facility (2014)	52	—	—	—	52
Nationstar servicer advance receivables trust BC - 2014	106	—	—	—	106
$1.5 billion warehouse facility	663	—	—	—	663
$750 million warehouse facility	307	—	—	—	307
$700 million warehouse facility	176	—	—	—	176
$500 million warehouse facility	183	—	—	—	183
$200 million warehouse facility	210	—	—	—	210
$75 million warehouse facility	24	—	—	—	24
$50 million warehouse facility	9	—	—	—	9
Lease obligations	43	46	31	24	144
Total	$3,274	$360	$1,546	$1,483	$6,663
In addition to the above contractual obligations, we have also been involved with several securitizations, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. For more information regarding our indebtedness, see Note 10, Indebtedness, in the Consolidated Financial Statements which is incorporated herein.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 14 and valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i)  the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability.
Fair Value Measurements

(i)
MSRs at Fair Value – We recognize MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans through the purchase of these rights from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service.
We use internal financial models that use market participant data to value these MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, a majority of these MSRs are reviewed by outside valuation experts.

(ii)
Excess Spread Financing – In conjunction with the acquisition of certain of our MSRs, we entered into a sale and assignment agreement, which we treat as a financing with New Residential, whereby we sell the right to receive a portion of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income (loss). We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, and average life.

In addition, should we refinance any loan in the portfolios, subject to certain limitations, we may be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

(iii)
Mortgage Servicing Rights Financing Liability – From time to time, we will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheet. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent of the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. We continue to account for the mortgage servicing rights on our consolidated balance sheet. In addition, we record a mortgage servicing rights financing liability associated with this financing transaction.

We have elected to measure MSR financing agreements at fair value, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations and comprehensive income. The fair value on servicer advance financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and advance recovery rates.

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

OTHER MATTERS
Recent Accounting Developments

See Note 1, Description of Business and Basis of Presentation, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data which is incorporated herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.
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
Variable Interest Entities and Off Balance Sheet Arrangements
See Note 12, Securitizations and Financings, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data which is incorporated herein for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.
Derivatives
See Note 9, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data which is incorporated herein for a summary of Nationstar's derivative transactions.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a variety of market risks that include interest rate risk, consumer credit risk and counterparty credit risk.
Interest Rate Risk
Changes in interest rates affect our operations primarily as follows:
Servicing Segment

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance servicing advances

•	a decrease (increase) in interest rates would generally increase (decrease) prepayment rates and may require us to report a decrease (increase) in the value of our MSRs

•	a change in prevailing interest rates could impact our earnings from our custodial deposit accounts

•
an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets

Originations Segment

•
a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations
We actively manage the risk profiles of interest rate lock commitments (IRLCs) and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.
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

We used December 31, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	December 31, 2014
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$12,038	$(13,719)
Mortgage servicing rights – fair value	(73,337)	57,000
Derivative financial instruments:
Interest Rate Lock Commitments	13,712	(16,457)
Total change in assets	(47,587)	26,824
Increase (decrease) in liabilities
Derivative financial instruments:
Interest rate swaps and caps	764	(756)
Forward MBS trades	23,939	(27,348)
Mortgage servicing rights liability	(9,111)	9,855
Excess spread financing (at fair value)	(14,251)	7,249
Total change in liabilities	1,341	(11,000)
Total, net change	$(48,928)	$37,824

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances and we are under no obligation to and express disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	increase in delinquencies for the loans we service, our ability to refinance existing loans, and increases in defaults;
•our ability to maintain our loan originations volume;
•our ability to increase recapture voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;
•our ability to efficiently service higher risk loans;
•our ability to successfully enter the purchase residential market;
•our ability to successfully enhance the home buying experience;
•the success of our customer for life initiatives;
•delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;
•our exposure to adjustable rate mortgage loans and loan modifications;

•	a significant change in guidelines of GSEs;

•	changes in our business relationships with the Fannie Mae, Freddie Mac and Ginnie Mae;

•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;

•	our ability to effectively develop, market, sell and implement new technology;
•increased legal proceedings and related costs; and

•	modification or the licensing of entities that engage in these activities;

All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors and the Business and MD&A sections of this report for further information on these and other factors affecting us.
Item 8.   Financial Statements and Supplementary Data
Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 27, 2015

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$299,002	$441,902
Restricted cash	285,530	592,747
Mortgage servicing rights, $2,949,739 and $2,488,283 at fair value, respectively	2,961,321	2,503,162
Advances	2,546,362	5,002,202
Reverse mortgage interests, $279,564 and $0 subject to nonrecourse debt, respectively	2,383,647	1,528,000
Mortgage loans held for sale, $1,277,931 and $2,585,340 at fair value, respectively	1,277,931	2,603,380
Mortgage loans held for investment, net of allowance for loan losses of $3,531 and $2,144, respectively	191,569	211,050
Property and equipment, net of accumulated depreciation of $69,721 and $74,723, respectively	129,611	119,185
Derivative financial instruments	91,051	123,878
Other assets	946,651	901,183
Total assets	$11,112,675	$14,026,689

Liabilities and stockholders' equity
Unsecured senior notes	$2,159,231	$2,444,062
Advance facilities	1,901,783	4,550,424
Warehouse facilities	1,572,622	2,433,927
Payables and accrued liabilities	1,322,078	1,308,450
MSR related liabilities - nonrecourse	1,080,465	1,016,284
Mortgage servicing liabilities	65,382	82,521
Derivative financial instruments	18,525	8,526
Other nonrecourse debt	1,768,311	1,192,597
Total liabilities	9,888,397	13,036,791
Commitments and contingencies	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 90,999 shares and 90,162 shares issued, respectively	910	906
Additional paid-in-capital	587,446	566,642
Retained earnings	643,059	422,341
Treasury shares; 602 shares and 168 shares at cost, respectively	(12,433)	(6,944)
Accumulated other comprehensive income	—	1,963
Total Nationstar stockholders' equity	1,218,982	984,908
Noncontrolling interest	5,296	4,990
Total equity	1,224,278	989,898
Total liabilities and equity	$11,112,675	$14,026,689
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2014	2013	2012
Revenues:
Service related	$1,375,862	$1,384,222	$497,151
Net gain on mortgage loans held for sale	597,206	702,763	487,164
Total revenues	1,973,068	2,086,985	984,315
Expenses and impairments:
Salaries, wages and benefits	642,936	679,637	358,455
General and administrative	682,502	691,796	206,804
Occupancy	32,253	30,845	16,786
Total expenses and impairments	1,357,691	1,402,278	582,045
Other income (expense):
Interest income	179,592	197,220	71,586
Interest expense	(516,387)	(538,805)	(197,308)
Gain on disposal of property	4,898	—	—
Contract termination fees, net	—	—	15,600
Loss on equity method investments	—	—	(14,571)
Gain (loss) on interest rate swaps and caps	2,404	3,132	(994)
Total other income (expense)	(329,493)	(338,453)	(125,687)
Income before taxes	285,884	346,254	276,583
Income tax expense	64,860	129,200	71,296
Net income	221,024	217,054	205,287
Less: Net gain (loss) attributable to noncontrolling interests	306	—	—
Net income attributable to Nationstar	220,718	217,054	205,287
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of ($1,183), $1,183, and $0, respectively	(1,963)	1,963	—
Comprehensive income	$218,755	$219,017	$205,287
Earnings per share:
Basic earnings per share	$2.47	$2.43	$2.41
Diluted earnings per share	$2.45	$2.40	$2.40
Weighted average shares:
Basic	89,521	89,415	85,328
Dilutive effect of stock awards	499	853	196
Diluted	90,020	90,268	85,524
Dividends declared per share	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Shares	Members’ Units	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Common shares held by subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Equity	Non-controlling interests	Total Stockholders' Equity
As of December 31, 2011	—	$281,309	$—	$—	$—	$—	$—	$—	281,309	$—	$281,309
Contributions from Parent - FIF HE	—	12,764	—	—	—	—	—	—	12,764	—	12,764
LLC conversion of equity to common shares	70,000	(294,073)	700	293,373	—	—	—	—	—	—	—
Common stock issuance	19,167	—	192	246,508	—	—	—	—	246,700	—	246,700
Shares issued under incentive plan	1,293	—	13	(13)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	13,342	—	—	—	—	13,342	—	13,342
Excess tax benefit from share-based compensation	—	—	—	2,846	—	—	—	—	2,846	—	2,846
Withholding tax related to share based settlement of common stock by management	—	—	—	—	—	—	(4,566)	—	(4,566)	—	(4,566)
Net Income	—	—	—	—	205,287	—	—	—	205,287	—	205,287
As of December 31, 2012	90,460	—	905	556,056	205,287	—	(4,566)	—	757,682	—	757,682
Shares issued under incentive plan	82	—	3	(3)	—	—	—	—	—	—	—
Change in value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	—	4,579	—	—	—	—	4,579	—	4,579
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares canceled	(212)	—	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to non-controlling interests	—	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	—	217,054	—	—	—	217,054	—	217,054
As of December 31, 2013	90,330	—	906	566,642	422,341	(6,944)	—	1,963	984,908	4,990	989,898
Shares (including forfeitures) issued under incentive plan	1,271	—	4	(4)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	—	18,565	—	—	—	—	18,565	—	18,565
Excess tax benefit from share based compensation	—	—	—	2,243	—	—	—	—	2,243	—	2,243
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	—	(5,489)	—	—	(5,489)	—	(5,489)
Net income	—	—	—	—	220,718	—	—	—	220,718	306	221,024
As of December 31, 2014	91,601	$—	$910	$587,446	$643,059	$(12,433)	$—	$—	$1,218,982	$5,296	$1,224,278
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2014	2013	2012
Operating activities
Net income attributable to Nationstar	$220,718	$217,054	$205,287
Reconciliation of net income to net cash attributable to operating activities:
Share-based compensation	18,565	10,574	13,342
Excess tax benefit from share based	(2,243)	(4,579)	(2,846)
Loss on foreclosed real estate and other	10,288	13,316	5,217
Gain on mortgage loans held for sale	(597,206)	(702,763)	(487,164)
Mortgage loans originated and purchased, net of fees	(20,785,640)	(25,466,754)	(7,904,052)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	22,290,252	25,018,375	7,197,722
(Gain) / loss on derivatives including hedge ineffectiveness	(2,404)	(6,080)	994
Cash settlement on derivative financial instruments	1,352	(4,544)	—
Depreciation and amortization	40,166	26,615	9,620
Amortization (accretion) of premiums/discounts	13,330	52,531	9,635
Fair value changes in excess spread financing	57,554	73,333	10,683
Fair value changes and amortization/accretion of mortgage servicing rights	233,537	(59,101)	63,122
Fair value changes mortgage servicing rights financing liability	(33,279)	—	—
Loss on equity method investments	—	—	14,571
Changes in assets and liabilities:
Advances	322,519	(465,775)	(558,208)
Reverse mortgage interests	(952,191)	(734,220)	(636,533)
Other assets	243,300	(449,243)	(198,807)
Payables and accrued liabilities	(19,983)	647,320	299,301
Net cash attributable to operating activities	1,058,635	(1,833,941)	(1,958,116)
Investing activities
Property and equipment additions, net of disposals	(56,405)	(48,859)	(25,356)
Proceeds from the sale of building	10,412	—	—
Purchases of reverse mortgage servicing rights and interests	—	(19,189)	(37,911)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(471,249)	(1,527,645)	(2,070,375)
Loan repurchases from Ginnie Mae	(44,079)	(19,863)	(24,329)
Proceeds from sales of REO	65,653	52,767	679
Proceeds on sale of servicer advances	768,449	277,455	—
Acquisitions, net	(18,000)	(88,200)	—
Net cash attributable to investing activities	254,781	(1,373,534)	(2,157,292)

Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (Continued)

	For the year ended December 31,
	2014	2013	2012
Financing activities
Transfers (to/) from restricted cash, net	290,803	(232,695)	(321,691)
Issuance of unsecured senior notes, net	—	1,365,244	770,699
Repayment of Senior Unsecured Notes	(285,000)	—	—
Debt financing costs	(13,067)	(53,529)	(23,213)
Increase (decrease) in notes payable	(1,875,158)	1,240,750	2,728,407
Proceeds from 2014-1 HECM Securitization	61,680	—	—
Repayment of 2014-1 HECM Securitization	(9,750)	—	—
Issuance of excess spread financing	171,317	753,002	272,617
Repayment of excess spread financing	(184,246)	(130,355)	(39,865)
Increase in participating interest financing in reverse mortgage interest	352,945	535,216	582,897
Proceeds from mortgage servicing rights financing	52,835	29,874	—
Repayment of nonrecourse debt – Legacy assets	(15,429)	(13,404)	(13,785)
Contributions from joint venture member to noncontrolling interests	—	4,990	—
Excess tax benefit from share based	2,243	4,579	2,846
Redemption of shares for stock vesting	(5,489)	(6,944)	—
Issuance of common stock, net of IPO issuance costs	—	—	246,700
Net cash attributable to financing activities	(1,456,316)	3,496,728	4,205,612
Net increase (decrease) in cash and cash equivalents	(142,900)	289,253	90,204
Cash and cash equivalents at beginning of period	441,902	152,649	62,445
Cash and cash equivalents at end of period	$299,002	$441,902	$152,649
Supplemental disclosures of cash activities
Cash paid for interest expense	$515,152	$441,333	$154,913
Net cash (received)/paid for income taxes	1,781	114,454	42,645
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	3,768	15,302	4,295
Transfer of reverse mortgage interest to REO at fair value	96,544	24,282	—
Mortgage servicing rights resulting from sale or securitization of mortgage loans	238,292	248,381	58,607
Tax related share-based settlement of common stock	—	—	4,566
Change in value of cash flow hedge–accumulated other comprehensive income	(1,963)	1,963	—
Payable to seller of forward mortgage servicing rights	43,588	6,448	48,146
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
(All Amounts in Thousands, unless otherwise stated)

1. Description of Business and Basis of Presentation

Description of Business
Nationstar Mortgage Holdings Inc. (Nationstar or the Company), a Delaware corporation, earns fees through the delivery of servicing, origination and transaction based services principally to single-family residences throughout the United States.

Basis of Presentation
The Company follows generally accepted accounting principles in the United States of America (GAAP). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments when the entity is not a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary. Nationstar evaluated subsequent events through the date these consolidated financial statements were issued.

Use of Estimates
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation.

The balance sheet reclassification adjustments principally involved transferring amounts included in accounts receivable to advances, reverse mortgage interests and other assets. In addition, the Company has disaggregated notes payable into advance facilities and warehouse facilities. Finally, amounts previously classified as other nonrecourse debt have been separately presented in MSR related liabilities - nonrecourse. The reclassifications performed did not impact the previously disclosed total assets and total liability amounts.

The statement of operations and comprehensive income reclassification adjustments principally involved transferring amounts previously included in service fee income and other income into service related revenue. In addition, the Company reclassified gain on mortgage loans held for sale into net gain on mortgage loans held for sale. Finally, amounts previously classified as loss on foreclosed real estate and other were combined into general and administrative expenses.

Recent Accounting Guidance Not Yet Adopted
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

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial condition, liquidity or results of operation.

Accounting Standards Update No. 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14), streamlines how companies classify government-guaranteed mortgage loans upon foreclosure. ASU 2014-14 is effective for all interim and annual periods beginning after December 14, 2014. The adoption of ASU 2014-14 is not expected to have a material impact on our financial condition, liquidity or results of operation.

Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), creates a consistency in the disclosures made by an entity when there is doubt that the entity will continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update 2015-01: Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01) eliminates the concept of extraordinary items from GAAP. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our financial condition, liquidity or results of operations.

2. Significant Accounting Policies

The following summarizes the significant accounting policies of Nationstar applied in the preparation of the accompanying consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other highly liquid investments having an original maturity of less than three months.

Restricted Cash
Restricted cash primarily consists of certain custodial accounts related to Nationstar’s portfolio securitizations or to collections on certain mortgage loans and mortgage loan advances that have been pledged to various advance financing facilities under master repurchase agreements. Restricted cash also includes certain fees collected on mortgage loan payments that required remittance to government-sponsored enterprises (GSEs) to settle outstanding guarantee fee requirements.
Advances
The Company will advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance). The Company will also advance funds to maintain, report and market foreclosed real estate properties on behalf of investors. Advances are recovered from borrowers for reinstated and performing loans and from investors for foreclosed loans. Per the servicing agreements, the Company is only obligated to advance funds to extent that such advances are recoverable.

Nationstar may also acquire servicer advances in conjunction with the acquisition of Mortgage Servicing Rights (MSRs). Acquired servicer advances are recorded at their relative fair value amounts on the acquisition date, and any recorded discounts are accreted into interest income on a cost recovery method as the related servicer advances are recovered either through repayment from the borrower, liquidation of the underlying mortgage loans, or through a modification and recovery of the outstanding servicer advance balance from the securitization trust.

When Nationstar has determined that, based on all available information, it is probable that a loss has been incurred, and that all contractual amounts due will not be recovered, an impairment is recognized through the recording of a valuation allowance. Any changes to the valuation allowance are recorded through general and administrative expenses.

Mortgage Loans Held for Sale
Nationstar has elected to measure newly originated prime residential mortgage loans held for sale at fair value. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis. In connection with Nationstar’s election to measure newly originated prime residential mortgage loans held for sale at fair value, Nationstar is not permitted to defer the loan originations fees, net of direct loan originations costs associated with these loans. In addition, the Company may at times repurchase loans that were previously transferred to Ginnie Mae if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has also elected to measure these repurchased loans at fair value.
At times, Nationstar may acquire loans that it services through the exercise of clean-up calls. These loans are carried at the lower of cost or fair value.
Mortgage Loans Held for Investment, Net
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred in 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

An allowance for loan losses is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Reverse Mortgage Interests
Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. Nationstar records acquired reverse mortgage interests assets and obligations assumed at relative fair value on the acquisition date. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

Nationstar is obligated in its capacity as servicer to fund future borrower obligations, which include fees paid to taxing authorities for borrowers' unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on reverse mortgages. In addition, Nationstar capitalizes the servicing fees and interest income it earns for servicing the reverse mortgage interests. These payments funded by Nationstar are recorded as reverse mortgage interests on the Company's consolidated balance sheets. Nationstar includes the cash outflow from funding these payments as operating activities as a component of reverse mortgage interests. The securitization cash inflow is reported as a financing activity as a component of the change in interest financing and reverse mortgage interests in the consolidated statements of cash flows.

Nationstar receives a monthly servicing fee, which is recorded as either interest income or servicing fee income on the consolidated statements of operations and comprehensive income based upon if the related advance was either funded by or acquired by Nationstar. Interest income is accrued monthly based upon the borrower interest rate applied to the HECM outstanding principal balance of reverse mortgage interests. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations and comprehensive income.

Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

When Nationstar determines that a loss on the advance balance is probable and that the carrying balance may be partially or fully uncollectible, an allowance for loan loss is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income.

Mortgage Servicing Rights (MSRs)
Nationstar recognizes the rights to service mortgage loans for others, or MSRs, as assets whether purchased or as a result of the sale of loans we originate. We initially record all of our MSRs at fair value. MSRs related to reverse mortgages are subsequently measured at lower of cost or market (LOCOM).

For MSRs recorded at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.21% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. Nationstar obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model.

Additionally, Nationstar owns servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar applies the amortization method (or LOCOM) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to service related revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.

MSR Related Liabilities - nonrecourse

Excess Spread Financing
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements that are accounted for as financings, with the total proceeds being recorded as a component of MSR related liabilities - nonrecourse on the consolidated balance sheets. Nationstar determines the effective interest rate on these liabilities and allocates total payments between interest expense and a portion as a reduction to the total outstanding liability. Under these agreements, Nationstar sold to a third party the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan.

Nationstar has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded as a charge or credit to service related revenue in the consolidated statements of operations and comprehensive income. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Mortgage Servicing Rights Financing
From time to time, Nationstar will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. Nationstar evaluates these transactions to determine if they are sales or structured financing arrangements. When these transfers qualify for sale treatment, Nationstar derecognizes the transferred assets on its consolidated balance sheets. Nationstar has determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. Nationstar continues to account for the mortgage servicing rights on its consolidated balance sheets. In addition, Nationstar records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company's service related revenues.

Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to service related revenue in the consolidated statements of operations and comprehensive income. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Participating Interest Financing
Nationstar periodically securitizes certain of these funded advances through issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by GNMA. These transfers of funded advances into HMBS are accounted for as secured borrowings with the HMBS presented as participating interest financing included within other liabilities on the Company's consolidated balance sheets. Issue premiums and/or discounts are deferred as a component of the participating interest financing and amortized to interest expense over the life of the HMBS on an effective interest method.

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

Nationstar evaluates all leases at inception to determine if they meet the criteria for a capital lease. A capital lease is recorded as an acquisition of property or equipment at an amount equal to the present value of minimum lease payments at the date of inception. Assets acquired under a capital lease are depreciated on a straight-line basis in accordance with the Company's normal depreciation policy over the lease term and are included in property and equipment, net, on the balance sheet. A corresponding liability is recorded representing an obligation to make lease payments which is included in payables and accrued liabilities in the consolidated balance sheet. Lease payments are allocated between interest expense and reduction of obligation.

Leases that do not meet capital lease criteria are accounted for as operating leases. Rental expense on operating leases is recognized on a straight-line basis over the lease term. Leasehold improvements are amortized over the shorter of the lease terms of the respective leases or the estimated useful lives of the related assets.

Variable Interest Entities
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which primarily consists of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of interests in those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity (VIE). When an SPE meets the definition of a VIE and the Company determines that Nationstar is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Nationstar has determined that the SPEs created in connection with the Nationstar Mortgage Advance Receivables Trust, the Nationstar Servicer Advance Receivables Trust 2013-BA and the Nationstar agency advance financing facility described in Note 10 - Indebtedness are VIEs of which Nationstar was the primary beneficiary. The Company also determined that it is the primary beneficiary for the mortgage loans securitized in 2009 subject to non-recourse debt. See Note 6, Mortgage Loans Held for Sale and Investment. Consequently, the Company has consolidated the assets and liabilities associated with these VIEs in its consolidated financial statements.

In December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1 Mortgage Backed Securities. As part of the securitization, Nationstar retained a portion of the notes which represent subordinated beneficial interests for Nationstar. The transaction was structured as a secured borrowing. The HECM Trust met the definition of a VIE, in which Nationstar was determined to own variable interests and was considered the primary beneficiary of the variable interests. Accordingly, the reverse mortgage loans was included in the consolidated financial statements of Nationstar as a reverse secured borrowing, the related financing was included in other nonrecourse debt and the related retained beneficial interests were eliminated in consolidation.

Securitizations and Asset Backed Financing Arrangements.
Nationstar or its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. The Company has continuing involvement with the financial assets of the securitizations and the asset-backed financing arrangements. The Company has aggregated these transactions into two groups: (1) securitizations of residential mortgage loans accounted for as sales and (2) financings of advances on loans serviced for others accounted for as secured borrowings.

Securitizations Treated as Sales.

Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2014, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of our investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. Nationstar considers the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Advances, and Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

Financings
Advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. Nationstar consolidates these SPEs because the transfers do not qualify for sales accounting treatment or because Nationstar is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. Nationstar made these transfers under the terms of its advance facility agreements. Nationstar classifies the transferred advances on its consolidated balance sheets as accounts receivable and the related liabilities as notes payable. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Nationstar.

Nationstar has issued pools of HMBS to third-party investors collateralized by advances on the related HECM. These transactions are accounted for as secured financings with the reverse mortgage interests and the related financing included in the consolidated financial statements of Nationstar as consolidated VIEs.

Occasionally, Nationstar will transfer reverse mortgage interests into private securitization trusts (Reverse Trusts). Nationstar evaluates these Reverse Trusts to determine whether they meet the definition of a Variable Interest Entity, and when the Reverse Trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, Nationstar will include the assets and liabilities of the Reverse Trust in its consolidated financial statements, with the securitized reverse mortgage interests being retained on its balance sheet and recognizing the issued securities in other nonrecourse debt. The reverse mortgage interests are carried at amortized cost, less an allowance for probable loss.

Derivative Financial Instruments
Nationstar recognizes all derivatives on its consolidated balance sheets at fair value. On the date the Company enters into a derivative contract, it designates and documents each derivative contract as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. Nationstar assesses and documents quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, Nationstar uses statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis.

For a fair value hedge, Nationstar records changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the same financial statement category as the hedged item on the face of the statement of operations and comprehensive income (loss). For a cash flow hedge, to the extent that it is effective, Nationstar records changes in the estimated fair value of the derivative in other comprehensive income. Nationstar subsequently reclassifies these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, the Company reports changes in the fair values in current period other income (expense), net, on our consolidated statements of operations and comprehensive income.

Goodwill and Intangible Assets

Goodwill is initially recorded as the excess of purchase price over fair value of net assets acquired in a business combination and subsequently evaluated for impairment. Nationstar tests goodwill for impairment at least annually, as of October 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Nationstar has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that the Company considers in the qualitative assessment include general economic conditions, conditions of the industry and market in which it operates, regulatory developments, cost factors and the Company's overall financial performance. Nationstar may also choose a two-step quantitative test to evaluate goodwill for impairment. Under the two-step impairment test, Nationstar evaluates the recoverability of goodwill by comparing the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). Nationstar derives the fair value of reporting units based on valuation techniques and assumptions that Nationstar believes market participants would use (discounted cash flow valuation methodology).

Nationstar amortizes finite lived intangible assets acquired in a business combination over their estimated useful life. On an annual basis, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist.
Receivables from Affiliates
Nationstar engages in periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF HE Holdings LLC. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to the securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to Nationstar when principal and interest advances are recovered from the respective borrowers, upon liquidation of the underlying collateral, or modification of the loan.
Real Estate Owned (REO), Net
Nationstar holds REO as a result of foreclosures on delinquent mortgage loans. REO is recorded at estimated fair value less costs to sell at the date of foreclosure within Other Assets. Any subsequent declines in fair value are credited to a valuation allowance and charged to general and administrative expenses as incurred.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan.
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
Service Related Revenues
Service related revenues include contractually specified servicing fees, late charges, prepayment penalties and other ancillary revenues. Servicing encompasses, among other activities, the following processes: billing, collection of payments, movement of cash to the payment clearing bank accounts, investor reporting, customer service, recovery of delinquent payments, instituting foreclosure, and liquidation of the underlying collateral.

Nationstar recognizes servicing and ancillary revenues as they are earned, which is generally upon collection of the payments from the borrower. In addition, Nationstar also receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific GSE portfolios.
Fees recorded on modifications of mortgage loans held for investment performed outside of government programs are deferred and recognized as an adjustment to the loans held for investment. These fees are accreted into interest income as an adjustment to the loan yield over the life of the loan. Fees recorded on modifications of mortgage loans serviced by Nationstar for others are recognized on collection and are recorded as a component of service related revenues. Fees recorded on modifications pursuant to various government programs are recognized when Nationstar has completed all necessary steps and the loans have performed for the minimum required time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service related revenues. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service related revenues.
Net Gain on Mortgage Loans Held for Sale
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from Nationstar, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Nationstar does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Nationstar to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.

Solutionstar Revenues
Nationstar recognizes revenue from the services provided when the revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and we recognize revenue as the services are performed either on a per unit or a fixed price basis.

Share-Based Compensation Expense
Share-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive income, based on their fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award, and is included as a component of salaries, wages and benefits in the consolidated statements of income and comprehensive income.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. Nationstar incurred advertising costs of $41.6 million, $53.6 million, and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
3. Mortgage Servicing Rights and Related Liabilities

MSRs and Related Liabilities	December 31,
	2014	2013

MSRs - Fair Value	$2,949,739	$2,488,283
MSRs - LOCOM	11,582	14,879
Mortgage Servicing Rights	2,961,321	2,503,162

Mortgage Servicing Liabilities	65,382	82,521

Excess spread financing - fair value	1,031,035	986,410
Mortgage servicing rights financing liability - fair value	49,430	29,874
MSR Related Liabilities (nonrecourse)	$1,080,465	$1,016,284
Mortgage Servicing Rights
Certain of the forward loans underlying the MSRs are prime agency and government conforming residential mortgage loans and as such are more interest rate sensitive whereas the remaining MSRs are more credit sensitive. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in valuing the MSRs.
The following table provides a breakdown of the total credit and interest sensitive UPBs for Nationstar's owned MSRs.

	December 31, 2014		December 31, 2013
	UPB	Fair Value	UPB	Fair Value

Credit Sensitive	$241,769,601	$1,919,290	$266,757,777	$1,818,315
Interest Sensitive	91,843,044	1,030,449	56,056,362	669,968
	$333,612,645	$2,949,739	$322,814,139	$2,488,283

The activity of MSRs carried at fair value is as follows for the dates indicated:

	For the year ended
	December 31, 2014	December 31, 2013
Fair value at the beginning of the period	$2,488,283	$635,860
Additions:
Servicing resulting from transfers of financial assets	238,292	248,381
Purchases of servicing assets	470,543	1,545,584
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	87,434	377,486
Other changes in fair value	(334,813)	(319,028)
Fair value at the end of the period	$2,949,739	$2,488,283

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	December 31, 2014	December 31, 2013
Discount rate	11.96%	14.17%
Total prepayment speeds	18.58%	20.34%
Expected weighted-average life	5.39 years	4.63 years
Interest Sensitive	December 31, 2014	December 31, 2013
Discount rate	9.09%	10.50%
Total prepayment speeds	11.27%	8.97%
Expected weighted-average life	6.49 years	7.88 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at December 31, 2014 and 2013:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2014
Mortgage servicing rights	$(110,900)	$(207,295)	$(112,603)	$(199,078)
December 31, 2013
Mortgage servicing rights	$(74,681)	$(151,899)	$(101,590)	$(195,445)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

MSRs - LOCOM
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $28.0 billion and $28.9 billion as of December 31, 2014 and December 31, 2013, respectively. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At December 31, 2014 and December 31, 2013, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest or service related revenues based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the date indicated:

	For the year ended
	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$14,879	$82,521	$10,973	$83,238
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	3,980	—
Deductions:
Amortization/Accretion	(3,297)	(17,139)	(74)	(717)
Balance at end of the period	$11,582	$65,382	$14,879	$82,521
Fair value at end of period	$34,225	$55,388	$29,192	$63,996

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

Nationstar retains all ancillary revenues associated with servicing the Portfolios and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions. New Residential has no prior or ongoing obligations associated with the Portfolios.

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

The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
For the year ended December 31, 2014
Low	6.2%	4.0 years	8.5%	6.7%
High	19.4%	7.1 years	14.2%	31.3%
For the year ended December 31, 2013
Low	4.0%	3.4 years	10.1%	5.0%
High	17.6%	5.7 years	20.0%	35.8%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2014
Excess spread financing	$36,632	$75,964	$33,618	$70,379
December 31, 2013
Excess spread financing	$33,156	$68,636	$26,492	$53,753

As the fair value on the outstanding excess spread financing is linked to the future economic performance of certain MSRs, any adverse changes in the MSRs would inherently benefit the net carrying amount of the excess spread financing, while any beneficial changes in certain key assumptions used in valuing the MSRs would negatively impact the net carrying amount of the excess spread financing.

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.

Mortgage Servicing Rights Financing
Nationstar has entered into agreements to sell the basic fee component of certain MSRs and servicer advances under specified terms. Under the terms of these agreements, the transfer of servicing is contingent on the receipt of consents from various third parties. Until these required consents are obtained, Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction. See Note 22, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC.

Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statements of operations and comprehensive income. The weighted average assumptions used in Nationstar's valuation of Mortgage Servicing Rights Financing were as follows:

	December 31, 2014	December 31, 2013
Advance financing rates	2.79%	2.40%
Annual advance recovery rates	27.55%	25.20%
4. Advances

	December 31, 2014	December 31, 2013
Advances	$2,546,362	$5,002,202

Nationstar accretes purchase discounts into interest income as the related servicer advances are recovered. During the years ended December 31, 2014, 2013 and 2012 the Company accreted $12.2 million, $31.1 million and $11.3 million, respectively, of the purchase discounts from recovered servicer advances.

In 2014, Nationstar sold approximately $2.5 billion of servicer advances to a joint venture entity capitalized by New Residential and other investors. See Note 22, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC, for additional information. Consequently the related purchase discounts of $52.9 million was eliminated from Nationstar's balance sheet. See Note 10, Indebtedness, for additional information.

As of December 31, 2014 and December 31, 2013, Nationstar carried an allowance for uncollectible servicer advances of $9.2 million and $8.0 million, respectively, primarily related to acquired interest advances on Ginnie Mae loans originally purchased at a discount.

5. Reverse mortgage interests

	December 31, 2014	December 31, 2013
Participating interests	$1,363,225	$1,039,645
Other loans securitized	279,564	—
Unsecuritized loans	744,916	489,157
Allowance for losses - reverse mortgage interests	(4,058)	(802)
Total reverse mortgage interests	$2,383,647	$1,528,000

Participating interests consists of Nationstar issued or advanced and purchased HECMs that have been securitized through the issuance of HMBS securities to third party security holders which are guaranteed by GNMA.

Other loans securitized consists of reverse mortgage interests which have been transferred to private securitization trusts. Nationstar evaluated these trusts to determine whether they meet the definition of a VIE and whether Nationstar is the primary beneficiary.
See Note 10, Indebtedness.

Nationstar collectively evaluates all reverse mortgage interest assets for impairment.

6. Mortgage Loans Held for Sale and Investment

Mortgage loans held for sale

Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.

Mortgage loans held for sale consist of the following for the dates indicated:

	December 31, 2014	December 31, 2013
Mortgage loans held for sale – unpaid principal balance	$1,218,596	$2,532,881
Mark-to-market adjustment, included in Gain on Mortgage Loans Held for Sale	59,335	70,499
Total mortgage loans held for sale	$1,277,931	$2,603,380

Nationstar had $32.0 million and $69.5 million mortgage loans held for sale on nonaccrual status at December 31, 2014 and December 31, 2013, respectively. The majority of loans on nonaccrual status are Ginnie Mae repurchased loans that were repurchased solely to modify the loans. Upon completion of the modification the loans are expected to be subject to sale to a GSE. The fair value of loans held for sale on nonaccrual status at December 31, 2014 and December 31, 2013, was approximately $26.0 million and $63.5 million, respectively.

A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

	For the year ended
	December 31, 2014	December 31, 2013
Mortgage loans held for sale – beginning balance	$2,603,380	$1,480,537
Mortgage loans originated and purchased, net of fees	20,558,305	25,620,965
Proceeds on sale of and payments of mortgage loans held for sale	(21,880,403)	(24,501,261)
Transfer of mortgage loans held for sale to held for investment or other assets	(3,351)	3,139
Mortgage loans held for sale – ending balance	$1,277,931	$2,603,380

For certain loans sold to Ginnie Mae, Nationstar, as the servicer has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the years ended December 31, 2014 and December 31, 2013, Nationstar repurchased $3.7 billion and $1.2 billion of mortgage loans, respectively, out of Ginnie Mae securitization pools.

Mortgage loans held for investment, net

Mortgage loans held for investment, net as of the dates indicated include:

	December 31, 2014	December 31, 2013
Mortgage loans held for investment, net – unpaid principal balance	$276,820	$305,085
Transfer discount:
Accretable	(15,503)	(17,362)
Non-accretable	(66,217)	(74,529)
Allowance for loan losses	(3,531)	(2,144)
Total mortgage loans held for investment, net	$191,569	$211,050

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the year ended
Accretable Yield	December 31, 2014	December 31, 2013
Balance at the beginning of the period	$17,362	$19,749
Accretion	(2,955)	(3,235)
Reclassifications from nonaccretable discount	1,096	848
Balance at the end of the period	$15,503	$17,362

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.1 million and $0.8 million for the years ended December 31, 2014 and December 31, 2013, respectively. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive the LTV’s shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following table provides the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators for the dates indicated. Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are contractually greater than 90 days delinquent.

	December 31, 2014	December 31, 2013
Credit Quality by Delinquency Status
Performing	$196,323	$218,262
Non-Performing	80,497	86,823
Total	$276,820	$305,085
Credit Quality by Loan-to-Value Ratio
Less than 60	$29,639	$32,885
Less than 70 and more than 60	18,078	14,633
Less than 80 and more than 70	18,931	23,075
Less than 90 and more than 80	24,088	25,536
Less than 100 and more than 90	24,135	25,686
Greater than 100	161,949	183,270
Total	$276,820	$305,085

7. Property and Equipment, Net
Property and equipment, net, and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2014	December 31, 2013	Range of Estimated Useful Life
Furniture, fixtures and equipment	$39,561	$65,408	3 - 5 years
Capitalized software costs	72,673	52,582	5 years
Long-term capital leases - computer equipment	48,451	42,856	5 years
Building and leasehold improvements	16,638	13,984	Varies
Software in development	21,174	18,243
	198,497	193,073
Less: Accumulated depreciation and amortization	(69,721)	(74,723)
Plus: Land	835	835
Total property and equipment, net	$129,611	$119,185

Nationstar has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next five years. A majority of these lease agreements contain bargain purchase options.

As of December 31, 2014, future minimum payments for Nationstar's capital leases is presented in table below:

Future Minimum Lease Payments
2015	$18,389
2016	4,747
2017	241
Thereafter	—
Total future lease payments	23,377
Less: Imputed interest	(1,398)
Net capital lease liability	$21,979

8. Other Assets
Other assets consisted of the following:

	December 31, 2014	December 31, 2013
Receivables from trusts, agencies and prior servicers	$350,179	$203,385
Accrued revenues	154,436	134,440
Loans subject to repurchase right from Ginnie Mae	131,592	120,736
Real estate owned, net	107,034	45,632
Goodwill	54,701	38,820
Deferred financing costs	46,986	73,030
Intangible assets	19,622	21,737
Prepaid expenses	9,837	21,993
Collateral deposits on derivative instruments	9,810	25,932
Receivables from affiliates	4,713	8,861
Accrued interest	1,890	6,970
Other	55,851	199,647
Total other assets	$946,651	$901,183

Acquisitions
In May 2014, Nationstar acquired Real Estate Digital, LLC (RED), an online exchange portal that provides consumers and real estate professionals with a single source for marketing data, transaction management, and digital media solutions. The total purchase price for the acquisition was $18.0 million. In the preliminary purchase price allocations, Nationstar recorded $15.9 million in goodwill on its consolidated balance sheet in the Solutionstar segment.

Nationstar acquired the loan origination operations and certain assets of Greenlight on May 31, 2013. The aggregate purchase price for these assets was approximately $75.7 million. In a separate transaction, Nationstar acquired approximately $98.0 million in UPB of mortgage loans from Greenlight. Additionally, in October 2013, Nationstar acquired certain MSRs from Greenlight for an additional $2.2 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $35.4 million was recorded in our Originations segment. There was also $1.8 million of acquisition-related costs recognized as an expense in general and administrative and salaries, wages and benefits line items in the consolidated statements of operations and comprehensive income.

In February 2013, Nationstar acquired ESS for a total purchase price of $12.5 million. Nationstar recorded $3.4 million of goodwill and $4.1 million of intangible assets in other assets on its consolidated balance in the Solutionstar segment.

Goodwill and Intangibles
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	December 31, 2014	December 31, 2013
Balance at beginning of period	$38,820	$—
Goodwill acquired during the period	15,881	38,820
Balance at end of period	$54,701	$38,820

The following tables presents our intangible assets for the periods indicated:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Trade name	$18,595	$(2,934)	$15,661	8.4
Customer relationships	4,143	(747)	3,396	8.2
Licenses	557	—	557	Indefinite
Trademark	8	—	8	Indefinite
	$23,303	$(3,681)	$19,622	8.4

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Trade name	$18,530	$(1,081)	$17,449	9.4
Customer relationships	4,070	(339)	3,731	9.2
Licenses	557	—	557	Indefinite
	$23,157	$(1,420)	$21,737	9.4
Nationstar recognized $2.3 million and $1.4 million of amortization expense for the years ended December 31, 2014 and December 31, 2013, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

Amortization Expense
2015	$2,277
2016	2,277
2017	2,277
2018	2,277
2019	2,277
Thereafter	7,672
Total future amortization expense	$19,057

9. Derivative Financial Instruments

Derivatives instruments utilized by Nationstar primarily include interest rate lock commitments (IRLCs), Loan Purchase Commitments (LPCs), Forward MBS trades, Eurodollar futures and interest rate swap agreements.

Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value, with any changes in fair value recorded in earnings as a component of net gain on mortgage loans held for sale. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in derivative financial instruments within the consolidated balance sheets. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded.

Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sale commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of derivative financial instruments and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of net gain on mortgage loans held for sale.

Nationstar may occasionally enter into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as LPCs. LPCs are accounted for as derivatives and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Subsequent changes in LPCs are recorded as a charge or credit to net gain on mortgage loans held for sale.

In addition, Nationstar enters into Eurodollar futures contracts to replicate the economic hedging results achieved with interest rate swaps or offset the changes in value of its forward sales of certain agency securities. The Company has not designated its futures contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in net gain on mortgage loans held for sale in the period in which the changes occur.

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income and comprehensive income. Unrealized losses on dedesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

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
Total gain or loss recognized in income on interest rate swaps designated as cash flow hedges was approximately $0.5 million for the year ended December 31, 2013. There was no gain or loss recognized for the years ended December 31, 2014 and 2012. For the year ended December 31, 2013, a gain was recognized for approximately $2.0 million in other comprehensive income. No gain or loss was recognized in other comprehensive income for the years ended December 31, 2014 and 2012.

Associated with the Company's derivatives is $9.8 million and $25.9 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of December 31, 2014 and December 31, 2013, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the year ended December 31, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$1,666	$(4)	$(11)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	2,556,169	87,902	774
Forward MBS trades	2015	319,112	284	(31,982)
LPCs	2015	287,089	1,999	1,206
Interest rate swaps and caps	2018	124,650	865	(1,673)
Eurodollar futures	2015-2017	40,000	1	1
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	865	7	2,691
Interest rate swaps on ABS debt	2015-2017	105,681	103	731
Forward MBS trades	2015	2,958,700	18,360	(15,055)
LPCs	2015	30,494	48	1,641
Eurodollar futures	2015-2017	80,000	7	(7)

For the year ended December 31, 2013
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2014	$57,965	$7	$(14)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	3,083,131	87,128	(69,856)
Forward MBS trades	2014	5,425,663	32,266	19,084
LPCs	2014	197,475	793	(460)
Interest rate swaps and caps	2018	167,000	3,691	544
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2014	260,407	2,698	(1,613)
Interest rate swaps and caps (1)		—	—	1,576
Interest rate swaps on ABS debt	2014-2017	424,269	834	1,012
Forward MBS trades	2014	1,351,870	3,305	8,713
LPCs	2014	204,486	1,689	(1,603)

 (1) In January and June 2013, Nationstar terminated these interest rate swaps.

10. Indebtedness

					December 31, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility(1)	LIBOR+2.50% to 4.00%	March 2015	Servicing advance receivables	$475,000	$363,014	$418,126	$560,814	$651,953
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	$—	34,613	55,603	35,546	55,603
Nationstar agency advance financing facility(2)	LIBOR+1.20% to 3.75%	October 2015	Servicing advance receivables	$1,100,000	805,706	885,115	851,957	918,574
Reverse participations financing facility(3)	LIBOR+4.00%	June 2014	Reverse mortgage loans	$150,000	—	—	102,031	124,536
MBS advance financing facility (2012)	LIBOR+5.00%	April 2015	Servicing advance receivables	$50,000	42,472	50,758	179,306	220,833
Nationstar Mortgage Advance Receivable Trust (4)	LIBOR+1.15% to 5.30%	June 2018	Servicing advance receivables	$475,000	419,170	471,243	1,240,940	1,347,410
MBS servicer advance facility (2014)	LIBOR+3.50%	July 2015	Servicing advance receivables	$80,000	79,084	138,010	—	—
Nationstar servicer advance receivables trust 2014 - BC	LIBOR+1.50% to 3.00%	November 2015	Servicing advance receivables	$200,000	106,115	121,030	—	—
Securities repurchase facility (2014)	LIBOR+1.50% to 2.00%	November 2017	HECM Security Interest	$—	51,609	74,525	—	—
Nationstar servicer advance receivables trust 2013 - BA(5)	LIBOR +2.50%	June 2014	Servicing advance receivables	$1,000,000	—	—	1,579,830	1,764,296
					1,901,783	2,214,410	4,550,424	5,083,205

					December 31, 2014		December 31, 2013
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.5 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2015	Mortgage loans or MBS	$1,500,000	663,167	697,257	797,281	891,648
$750 million warehouse facility	LIBOR+1.75% to 2.50%	April 2015	Mortgage loans or MBS	$750,000	307,294	320,285	639,378	673,599
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2015	Mortgage loans or MBS	$500,000	176,194	179,994	111,980	115,629
$500 million warehouse facility	LIBOR+0.75% to 3.50%	June 2015	Mortgage loans or MBS	$500,000	—	—	214,570	224,162
$500 million warehouse facility	LIBOR+ 1.50% to 2.25%	June 2015	Mortgage loans or MBS	$500,000	183,290	192,990	447,926	477,980
$300 million warehouse facility(6)	LIBOR +2.50%	September 2014	Mortgage loans or MBS	$300,000	—	—	159,435	166,482
$200 million warehouse facility(7)	LIBOR+2.75% to 3.25%	February 2015	Mortgage loans or MBS	$200,000	210,049	$223,849	63,357	93,098
$75 million warehouse facility (HCM)(8)	LIBOR+ 2.25% to 2.875%	October 2015	Mortgage loans or MBS	$125,000	23,949	29,324	—	—
$50 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2015	Mortgage loans or MBS	$50,000	8,679	9,044	—	—
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	$—	—	—	—	—
					$1,572,622	$1,652,743	$2,433,927	$2,642,598

Mortgage loans held for sale					1,196,956	1,241,043	2,297,042	2,464.703
Reverse mortgage interests					375,666	411,700	136,885	177.895

(1) The capacity of this facility will decrease from $475.0 million to $130.0 million as of January 30, 2015.
(2) This facility has both variable funding notes (VFN) and term notes. Nationstar issued $300.0 million in term notes to institutional investors and plans to redeem $200.0 million of the notes on February 17, 2015. The notes have a weighted average interest rate of 1.46% and a weighted average term of 3.0 years. The capacity limit on this facility will be increased to $1.5 billion as of January 30, 2015.
(3) This facility was partially secured by reverse mortgage loans and partially unsecured. The facility also expired in June 2014 and was not renewed.
(4) This facility has both VFNs and term notes. Nationstar issued $1.0 billion of term notes to institutional investors of which $300.0 million remains outstanding. The notes have an average interest rate of 1.51% and mature in June 2018. The notes scheduled to mature in June 2014 were redeemed in January 2014. The notes scheduled to mature in June 2016 were redeemed in June 2014.
(5) Nationstar terminated this advance receivable facility in May 2014 at which time all outstanding balances had been repaid.
(6) This facility expired in September 2014 and was not renewed.
(7) The capacity for this facility had a temporary increase to $225.0 million as of December 31, 2014.
(8) This facility is a sublimit of the $1.5 billion facility specific to HCM. The $125.0 million capacity was a temporary increase from $75.0 million effective November 14, 2014 through December 31, 2014.

Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below:

	December 31, 2014	December 31, 2013
$285 million face value, 10.875% interest rate payable semi-annually, due April 2015	$—	$283,153
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	475,000	475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	378,555	379,360
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,541	400,634
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	605,135	605,915
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,159,231	$2,444,062
Nationstar redeemed all of its outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. Deferred debt issuance costs of $3.4 million were written off in connection with this redemption.

The indentures for the unsecured senior notes contain various covenants and restrictions that limit the ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

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
As of December 31, 2014, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

Year	Amount
2015	$—
2016	—
2017	—
2018	475,000
2019	375,000
Thereafter	1,300,000
Total	$2,150,000
Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below:

	December 31, 2014	December 31, 2013
Participating interest financing	$1,433,145	$1,103,490
2014-1 HECM securitization	259,328	—
Nonrecourse debt - Legacy Assets	75,838	89,107
Total	$1,768,311	$1,192,597

Participating Interest Financing

Participating interest financing represents the issuance of pools of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related Home Equity Conversion Mortgages (HECM) loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 5.45%. The participating interest financing was $1,433.1 million and $1,103.5 million at December 31, 2014 and 2013, respectively.

2014-1 HECM Securitization

In December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1Mortgage Backed Securities. The trust was created was to provide investors with the ability to invest in a pool of non-performing home equity conversion reverse mortgage loans that are covered by Federal Housing Administration (FHA) insurance and secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transaction provides Nationstar with access to liquidity for the acquired non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns.

The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. As part of the securitization, Nationstar retained a portion of the offered Class A notes of approximately $70.4 million as well as the Class M Notes with an outstanding note balance of $36.2 million. A portion of the notes retained by Nationstar represent subordinated beneficial interests.

The transaction was structured as a secured borrowing with the reverse mortgage loans included in the consolidated financial statements of Nationstar as a reverse secured borrowing and the related financing included in other nonrecourse debt. The nonrecourse debt totaled approximately $259.3 million at December 31, 2014.

Nonrecourse Debt–Legacy Assets

In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $75.8 million and $89.1 million at December 31, 2014 and 2013, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $268.2 million and $302.0 million at December 31, 2014 and 2013, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $88.2 million and $103.6 million at December 31, 2014 and 2013, respectively.

Financial Covenants
As of December 31, 2014, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

Nationstar is required to maintain a minimum tangible net worth of at least $450.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2014, Nationstar was in compliance with these minimum tangible net worth requirements.

11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	December 31, 2014	December 31, 2013
Payables to servicing and subservicing investors	$329,306	$359,214
Payable to insurance carriers and insurance cancellation reserves	163,381	164,244
Loans subject to repurchase from Ginnie Mae	131,592	120,736
Taxes	96,237	35,961
Accrued bonus and payroll	85,366	66,755
Accrued interest	59,708	76,303
MSR purchases payable including advances	45,697	135,759
Repurchase reserves	29,165	40,695
Other	381,626	308,783
Total payables and accrued liabilities	$1,322,078	$1,308,450
Payable to servicing and subservicing investors
Payables to servicing and subservicing investors represents amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

Payable to insurance carriers and insurance cancellation reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third party investors on liquidated loans.

Repurchase reserves
The activity of the outstanding repurchase reserves were as follows:

	December 31,
	2014	2013
Repurchase reserves, beginning of period	$40,695	$18,511
Additions	12,556	33,121
Charge-offs	(2,925)	(10,937)
Adjustments, including expired indemnifications	(21,161)	—
Repurchase reserves, end of period	$29,165	$40,695

The provision for repurchases represents estimate of losses to be incurred on the repurchase or indemnification of purchasers of loans. Certain sale contracts and GSE standards require Nationstar to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

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

In 2012, a selling representation and warranty framework was introduced by the GSEs that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, which was enhanced in 2014, the GSEs will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for HARP loans is lowered if the borrower stays current in the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

After evaluating the enhanced framework, the composition of loans originated, quality control standards, historical repurchase requests and the passage of time, Nationstar reduced the repurchase reserve by $21.2 million to reflect loans where the repurchase provision expired and to reflect the best estimate of possible future requests. We believe the analysis used to evaluate future expected repurchase exposure is appropriate and our period-end repurchase reserve balance is adequate.

As of December 31, 2014, the Company believes the analysis used to evaluate future expected repurchase exposure is appropriate and the period-end repurchase reserve balance is adequate.

12. Securitizations and Financings

Variable Interest Entities

Nationstar evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	December 31, 2014		December 31, 2013
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$90,068	$15,578	$272,188	$—
Reverse mortgage interests	—	1,642,789	—	1,039,645
Advances	1,477,388	—	4,030,280	—
Mortgage loans held for investment, net	189,456	—	208,263	—
Derivative financial instruments	865	—	3,691	—
Other Assets	2,678	61,703	3,539	—
Total Assets	$1,760,455	$1,720,070	$4,517,961	$1,039,645
LIABILITIES
Advance Facilities	$1,330,991	$—	$3,672,726	$—
Payables and accrued liabilities	1,596	186	4,242	—
Nonrecourse debt–Legacy Assets	75,838	—	89,107	—
2014-1 HECM Securitization	—	259,328	—	—
Participating interest financing	—	1,433,145	—	1,080,718
Total Liabilities	$1,408,425	$1,692,659	$3,766,075	$1,080,718

Securitizations Treated as Sales

When Nationstar sells mortgage loans in securitization transactions that are structured as sales, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date.

Details of the securitization structured as a sale are shown below for the periods indicated:

	Sale Date	Net Bond Proceeds	Carrying Value of Loans Sold	Gain Recognized
Nationstar Mortgage-Backed Notes, Series 2013-A	2013	$164,297	$158,204	$6,093

For the periods presented, Nationstar only sold mortgage loans in securitization transactions that were structured as sales for the year ended December 31, 2013. The gain on sale of the 2013 securitization was included in originations revenue in the Originations segment.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	December 31, 2014	December 31, 2013
Total collateral balances	$3,258,472	$3,831,473
Total certificate balances	3,297,256	3,843,694

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2014, 2013, or 2012, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	December 31, 2014	December 31, 2013
Unconsolidated securitization trusts	$861,419	$1,142,940

	For the year ended December 31,
Credit Losses	2014	2013	2012
Unconsolidated securitization trusts	$275,726	$251,076	$273,817

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the year ended December 31,
	December 31, 2014		December 31, 2013		December 31, 2012
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$28,284	$—	$29,151	$—	$28,049	$—

13. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Current
Federal	$46,381	$4,636	$82,120
State	7,608	(1,059)	10,126
	53,989	3,577	92,246

Deferred
Federal	6,360	114,466	(18,721)
State	4,511	11,157	(2,229)
	10,871	125,623	(20,950)
Total	$64,860	$129,200	$71,296

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate tax rate of 35% as follows for the period indicated (dollars in thousands):

	For the year ended December 31,
	2014		2013		2012
Tax expense at federal statutory rate	$100,058	35.0%	$121,186	35.0%	$96,804	35.0%
Effect of:
State taxes, net of federal benefit	8,330	2.9%	5,465	1.6%	6,129	2.2%
Pre-reorganization earnings	—	—%	—	—%	(14,302)	(5.2)%
Increase/(decrease) of valuation allowance	(40,275)	(14.1)%	1,099	0.3%	(17,767)	(6.4)%
Other, net	(3,253)	(1.1)%	1,450	0.4%	432	0.2%
Total income tax expense	$64,860	22.7%	$129,200	37.3%	$71,296	25.8%

The Company generated significantly increased revenues in 2012, adding approximately $100 billion in UPB to its mortgage servicing portfolio, more than doubling its mortgage loan originations and recognizing significant pre-tax income. The Company added approximately $192 billion in UPB to its mortgage servicing portfolio in 2013. Because of the increase in the size of the Company, management forecast earnings in each future year significant enough to utilize NOLs in future periods and released approximately $44.2 million of deferred tax valuation allowance.

The primary reason for the significant variation in the expected tax rate and the actual tax rate in 2014 was the partial release of the deferred tax valuation allowance that was recorded against the Company’s loss carryforwards. Excluding the release of the valuation allowance, the Company’s effective tax rate would have been 36.8% for the year ended December 31, 2014.
Deferred income tax amounts at December 31, 2014 and 2013, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31
	2014	2013

Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state & capital)	$67,799	$75,387
Loss reserves	41,467	28,808
Reverse mortgage premiums	26,227	23,756
Rent expense	2,138	5,389
Restricted share based compensation	11,159	4,847
Goodwill	427	1,297
Other, net	9,094	6,632
Total Deferred Tax Assets	158,311	146,116

Deferred Tax Liabilities
MSR Amortization and Mark To Mark, net	(228,987)	(185,225)
Depreciation and amortization, net	(31,997)	(9,745)
Prepaid assets	(888)	(2,054)
Cash flow hedges	—	(843)
Other, net	107	(4,312)
Total Deferred Tax Liabilities	(261,765)	(202,179)
Valuation Allowance	(6,391)	(46,666)
Net Deferred Tax Liability	$(109,845)	$(102,729)

The federal net operating loss carryforwards (NOL) amount to approximately $164.6 million and $199.9 million at December 31, 2014 and 2013, respectively. It is expected that these NOLs will begin to expire in 2026, if unused. The Company also has net capital losses carry forwards of approximately $15.9 million that begin to expire in 2014 and state NOL carryforwards of approximately $95.9 million that begin to expire in 2014.

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

The Company's NOL is limited by Section 382 of the Internal Revenue Code. Because of this limitation, the Company is required to utilize the NOL over an 18 year period. These factors, among others, caused management to release a portion of the valuation allowance at year end 2012. However, because forecasted income generally becomes less reliable over time, a full release of the valuation allowance was not determined to be appropriate at December 31, 2013 and 2012.

14. Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a three-tiered fair value hierarchy has been established based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs).
The following describes the methods and assumptions used by Nationstar in estimating fair values:
Cash and Cash Equivalents, Restricted Cash (Level 1) – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale (Level 2) – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Nationstar classifies these valuations as Level 2 in the fair value disclosures.

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
Mortgage Loans Held for Investment, net (Level 3) – Nationstar determines the fair value of loans held for investment, net, using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from internally developed valuation, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

Mortgage Servicing Rights – Fair Value (Level 3) – Nationstar estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Reverse Mortgage Interests (Level 3) – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These interests are carried at lower of cost or market in the financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar reverse mortgage loans, adjusted for certain factors. As the adjustments to factors require the use of judgment, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

REO (Level 3) – Nationstar carries REO at fair value and determines the fair value of REO properties through the use of third-party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. REO is classified as Level 3 in the fair value disclosures.
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data.
Notes Payable (Level 2) – Notes payable consists of outstanding borrowings on Nationstar's warehouse and advance financing facilities. As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. Nationstar previously classified these as Level 3; however, upon further consideration reclassified such amounts as Level 2 in current year principally because interest rates are tied directly to mark indices.
Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value.
Nonrecourse Debt – Legacy Assets (Level 3) – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3.
Excess Spread Financing (Level 3) – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. Changes in fair value of the excess spread financing are recorded as a component of service related revenue in Nationstar's consolidated statements of operations and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service related revenues in Nationstar’s consolidated statements of operations and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs.
Participating Interest Financing (Level 2) – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures.
2014-1 HECM Securitization (Level 3) – Nationstar estimates fair value of the non-recourse debt related to the 2014-1 HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating similar financial instruments. As the prices are derived from both internal models and other observable inputs, Nationstar classifies this as Level 3 in the fair value disclosures.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		December 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,277,931	$—	$1,277,931	$—
Mortgage servicing rights(1)	2,949,739	—	—	2,949,739
Derivative financial instruments:
IRLCs	87,902	—	87,902	—
Forward MBS trades	284	—	284	—
LPCs	1,999	—	1,999	—
Interest rate swaps and caps	865	—	865	—
Eurodollar futures	1	—	1	—
Total assets	$4,318,721	$—	$1,368,982	$2,949,739
LIABILITIES
Derivative financial instruments
IRLCs	$7	$—	$7	$—
Interest rate swaps on ABS debt	103	—	103	—
Forward MBS trades	18,360	—	18,360	—
LPCs	48	—	48	—
Eurodollar futures	7	—	7	—
Mortgage servicing rights financing	49,430	—	—	49,430
Excess spread financing	1,031,035	—	—	1,031,035
Total liabilities	$1,098,990	$—	$18,525	$1,080,465

		December 31, 2013
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$2,585,340	$—	$2,585,340	$—
Mortgage servicing rights(1)	2,488,283	—	—	2,488,283
Other assets:
IRLCs	87,128	—	87,128	—
Forward MBS trades	32,266	—	32,266	—
LPCs	793	—	793	—
Interest rate swaps and caps	3,691	—	3,691	—
Total assets	$5,197,501	$—	$2,709,218	$2,488,283
LIABILITIES
Derivative financial instruments
IRLCs	$2,698	$—	$2,698	$—
Interest rate swaps on ABS debt	834	—	834	—
Forward MBS trades	3,305	—	3,305	—
LPCs	1,689	—	1,689	—
Mortgage servicing rights financing	29,874	—	—	29,874
Excess spread financing	986,410	—	—	986,410
Total liabilities	$1,024,810	$—	$8,526	$1,016,284

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the year ended December 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(247,379)	57,554	(33,279)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	470,543	—	—
Issuances	238,292	171,317	52,835
Sales	—	—	—
Settlements	—	(184,246)	—
Ending balance	$2,949,739	$1,031,035	$49,430

	ASSETS	LIABILITIES
For the year ended December 31, 2013	Mortgage servicing rights	Excess spread financing	Mortgage Servicing Rights Financing
Beginning balance	$635,860	$288,089	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	58,458	73,333	—
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	1,545,584	—	—
Issuances	248,381	755,344	29,874
Sales	—	—	—
Settlements	—	(130,356)	—
Ending balance	$2,488,283	$986,410	$29,874

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$299,002	$299,002	$—	$—
Restricted cash	285,530	285,530	—	—
Mortgage loans held for sale	1,277,931	—	1,277,931	—
Mortgage loans held for investment, net	191,569	—	—	192,865
Reverse mortgage interests	2,383,647	—	—	2,432,735
Derivative instruments	91,051	—	91,051	—
Financial liabilities:
Unsecured senior notes	2,159,231	2,057,038	—	—
Advance Facilities	1,901,783	—	1,901,783	—
Warehouse Facilities	1,572,622	—	1,572,622	—
Derivative financial instruments	18,525	—	18,525	—
Excess spread financing	1,031,035	—	—	1,031,035
Mortgage servicing rights financing liability	49,430	—	—	49,430
Nonrecourse debt - Legacy assets	75,838	—	—	86,570
Participating interest financing	1,433,145	—	1,423,291	—
2014-1 HECM Securitization	259,328	—	—	259,328

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$441,902	$441,902	$—	$—
Restricted cash	592,747	592,747	—	—
Mortgage loans held for sale	2,603,380	—	2,601,520	—
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	211,050	—	—	180,435
Reverse mortgage interests	1,434,506	—	—	1,405,197
Derivative instruments	123,878	—	123,878	—
Financial liabilities:
Advance Facilities	4,550,424	—	4,550,424
Warehouse Facilities	2,433,927		2,433,927
Unsecured senior notes	2,444,062	2,489,886	—	—
Derivative financial instruments	8,526	—	8,526	—
Nonrecourse debt - Legacy assets	89,107	—	—	95,345
Excess spread financing	986,410	—	—	986,410
Participating interest financing	1,103,490	—	1,093,747	—
Mortgage servicing rights financing liability	29,874	—	—	29,874

15. Employee Benefits
Nationstar has a defined contribution plan (401(k) plan) that covers all full-time employees. Nationstar matches 100% of participant contributions, up to 2% and 50% of the next 4% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $11.5 million, $11.1 million, and $3.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

16. Share-Based Compensation
Nationstar has adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. The following table summarizes information about the awards under the 2012 Plan for the periods indicated:

	Shares	Grant Date Fair Value, per share	Remaining Contractual Term (in years) (1)
Restricted stock granted in conjunction with the initial public offering in March 2012	1,277	$14.00	0.2
Grants issued subsequent to public offering	69	$29.95	0.5
Forfeited	(53)	$14.00
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	307	$37.88	1.2
Forfeited	(56)	$20.46
Vested	(310)
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at December 31, 2013	1,066
Grants issued in 2014	1,042	$31.65	2.4
Forfeited	(151)	$28.01
Vested	(354)
Shares surrendered to treasury to pay taxes	(174)
Restricted stock outstanding at December 31, 2014	1,429
Restricted stock unvested and expected to vest	1,313
Restricted stock vested and payable at December 31, 2014	—
(1) Remaining contractual term is as of December 31, 2014.
The following table summarizes the vesting schedule of the restricted stock grants:

	2015	2016	2017	2018
Restricted Stock expected to vest	662	328	254	69
Total share-based compensation expense, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the years ended December 31, 2014, 2013, and 2012 was $18.6 million, $10.6 million, and $13.3 million, respectively. Nationstar expects to recognize $12.5 million of compensation expense in 2015, $4.7 million in 2016, and $1.4 million in 2017, and $0.3 million in 2018 related to the 2012 Plan.

17. Capital Requirements

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

Among Nationstar's various capital requirements related to its outstanding selling agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $665.7 million. As of December 31, 2014, Nationstar was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemembers' Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and False Claims Act. Additionally, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $29.2 million, $20.4 million, and $15.0 million for the years ended December 31, 2014, 2013, and 2012, respectively, were included in general and administrative expense on the consolidated statements of operations and comprehensive income.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $5.3 million to $12.4 million in excess of the accrued liability (if any) related to those matters as of December 31, 2014. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Operating Lease Commitments
In 2014, Nationstar entered into a lease agreement for its corporate office located at Coppell, Texas. The lease term is for seven and a half years, with an early termination option available after the completion of five years. The lease agreement also provides a tenant improvement allowance as a lease incentive to apply against tenant improvement costs.

Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2022. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term. See Note 19, Restructuring Charges. Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below.

Year	Amount
2015	$23,302
2016	22,302
2017	18,345
2018	17,034
Thereafter	38,850
Total	$119,833

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instruments.

Nationstar has certain MSRs related to approximately $28.0 billion of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At December 31, 2014, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $3.9 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.
19. Restructuring Charges
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
Nationstar recorded restructuring charges related to canceled lease expenses totaling $(0.6) million, $4.1 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, that are reflected in general and administrative expenses.

Due to increased productivity per employee and economies of scale in the Servicing Segment, Nationstar began consolidating certain locations in November 2013. The Company recorded $8.8 million in restructuring charges for the year ended December 31, 2013 related to employee severance that is reflected in salaries, wages and benefits. No employee severance was recorded related to restructuring charges for December 31, 2014 or December 31, 2012. The following table summarizes, by category, the Company’s restructuring charges activity for the periods indicated below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
For the year ended December 31, 2014
Restructuring charges:
Employee Severance and Other	$4,650	$—	$(4,650)	$—
Lease terminations	8,636	(581)	(4,076)	3,979
Total	$13,286	$(581)	$(8,726)	$3,979

For the year ended December 31, 2013
Restructuring charges:
Employee Severance and Other	$—	$8,765	$(4,115)	$4,650
Lease terminations	7,186	4,108	(2,658)	8,636
Total	$7,186	$12,873	$(6,773)	$13,286

For the year ended December 31, 2012
Restructuring charges:
Employee Severance and Other	$—	$—	$—	$—
Lease terminations	8,460	500	(1,774)	7,186
Total	$8,460	$500	$(1,774)	$7,186
20. Business Segment Reporting
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
The following tables are a presentation of financial information by segment for the periods indicated:

	For the year ended December 31, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$1,006,837	$43,954	$321,801	$1,372,592	$4,713	$(1,443)	$1,375,862
Net gain on mortgage loans held for sale	64,506	535,273	—	599,779	(2,573)	—	597,206
Total revenues	1,071,343	579,227	321,801	1,972,371	2,140	(1,443)	1,973,068
Total expenses and impairments	697,878	390,497	188,866	1,277,241	80,450	—	1,357,691
Other income (expense):
Interest income	91,713	72,031	—	163,744	14,405	1,443	179,592
Interest expense	(246,099)	(70,237)	(360)	(316,696)	(199,691)	—	(516,387)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	1,672	—	—	1,672	732	—	2,404
Total other income (expense)	(152,714)	1,794	(360)	(151,280)	(179,656)	1,443	(329,493)
Income (loss) before taxes	$220,751	$190,524	$132,575	$543,850	$(257,966)	$—	$285,884
Depreciation and amortization	$13,997	$9,642	$3,730	$27,369	$12,797	$—	$40,166
Total assets	8,774,135	1,400,880	218,446	10,393,461	719,214	—	11,112,675

	For the year ended December 31, 2013
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$1,175,487	$62,011	$146,608	$1,384,106	$1,750	$(1,634)	$1,384,222
Net gain on mortgage loans held for sale	61,624	650,357	—	711,981	(9,218)	—	702,763
Total revenues	1,237,111	712,368	146,608	2,096,087	(7,468)	(1,634)	2,086,985
Total expenses and impairments	608,978	589,986	112,739	1,311,703	90,575	—	1,402,278
Other income (expense):
Interest income	90,913	87,713	—	178,626	16,960	1,634	197,220
Interest expense	(279,501)	(79,106)	(264)	(358,871)	(179,934)	—	(538,805)
Gain (loss) on interest rate swaps and caps	1,856	—	—	1,856	1,276	—	3,132
Total other income (expense)	(186,732)	8,607	(264)	(178,389)	(161,698)	1,634	(338,453)
Income (loss) before taxes	$441,401	$130,989	$33,605	$605,995	$(259,741)	$—	$346,254
Depreciation and amortization	$14,955	$6,569	$1,161	$22,685	$3,930	$—	$26,615
Total assets	9,969,390	2,777,928	41,499	12,788,817	1,237,872	—	14,026,689

	For the year ended December 31, 2012
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$488,768	$(291)	$8,366	$496,843	$2,101	$(1,793)	$497,151
Net gain on mortgage loans held for sale	—	487,142	—	487,142	—	22	487,164
Total revenues	488,768	486,851	8,366	983,985	2,101	(1,771)	984,315
Total expenses and impairments	315,101	195,480	4,463	515,044	67,001	—	582,045
Other income (expense):
Interest income	30,936	20,426	—	51,362	18,431	1,793	71,586
Interest expense	(102,570)	(18,478)	—	(121,048)	(76,238)	(22)	(197,308)
Contract termination fees	15,600	—	—	15,600	—	—	15,600
Loss on equity method investments	(14,571)	—	—	(14,571)	—	—	(14,571)
Gain (loss) on interest rate swaps and caps	1,237	—	—	1,237	(2,231)	—	(994)
Total other income (expense)	(69,368)	1,948	—	(67,420)	(60,038)	1,771	(125,687)
Income (loss) before taxes	$104,299	$293,319	$3,903	$401,521	$(124,938)	$—	$276,583
Depreciation and amortization	$6,126	$2,754	$—	$8,880	$740	$—	$9,620
Total assets	4,981,987	1,721,541	—	6,703,528	422,615	—	7,126,143

21.  Guarantor Financial Statement Information
As of December 31, 2014, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly owned subsidiaries of Nationstar, have issued $2.2 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC's existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2014

Assets	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$279,770	$288	$18,944	$—	$299,002
Restricted cash	—	177,090	—	108,440	—	285,530
Mortgage servicing rights	—	2,961,321	—	—	—	2,961,321
Advances	—	2,544,065	—	2,297	—	2,546,362
Reverse mortgage interests	—	2,104,082	—	279,565	—	2,383,647
Mortgage loans held for sale	—	1,243,700	—	34,231	—	1,277,931
Mortgage loans held for investment, net	—	1,945	—	189,624	—	191,569
Property and equipment, net	—	114,903	835	13,873	—	129,611
Derivative financial instruments	—	87,911	—	3,140	—	91,051
Other assets	16,383	1,076,780	272,654	1,389,781	(1,808,947)	946,651
Investment in subsidiaries	1,207,895	450,363	—	—	(1,658,258)	—
Total assets	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675
Liabilities and stockholders’ equity
Unsecured senior notes	$—	$2,159,231	$—	$—	$—	2,159,231
Advance facilities	—	570,792	—	1,330,991	—	1,901,783
Warehouse facilities	—	1,539,994	—	32,628	—	1,572,622
Payables and accrued liabilities	—	1,282,895	25	39,158	—	1,322,078
MSR related liabilities - nonrecourse	—	1,080,465	—	—	—	1,080,465
Mortgage servicing liabilities	—	65,382	—	—	—	65,382
Derivative financial instruments	—	18,525	—	—	—	18,525
Other nonrecourse debt	—	1,433,145	—	335,166	—	1,768,311
Payables to affiliates	—	1,683,606	894	124,447	(1,808,947)	—
Total liabilities	—	9,834,035	919	1,862,390	(1,808,947)	9,888,397
Total equity	1,224,278	1,207,895	272,858	177,505	(1,658,258)	1,224,278
Total liabilities and equity	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$1,030,214	$47,588	$297,869	$191	$1,375,862
Net gain on mortgage loans held for sale	—	583,790	—	13,416	—	597,206
Total Revenues	—	1,614,004	47,588	311,285	191	1,973,068
Expenses and Impairments:
Salaries, wages and benefits	—	556,047	4,404	82,485	—	642,936
General and administrative	—	559,150	1,586	121,766	—	682,502
Occupancy	—	28,177	286	3,790	—	32,253
Total expenses and impairments	—	1,143,374	6,276	208,041	—	1,357,691
Other income (expense):
Interest income	—	158,508	—	21,275	(191)	179,592
Interest expense	—	(460,781)	—	(55,606)	—	(516,387)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain on interest rate swaps and caps	—	732	—	1,672	—	2,404
Gain/(loss) from subsidiaries	220,718	111,897	—	—	(332,615)	—
Total other income (expense)	220,718	(184,746)	—	(32,659)	(332,806)	(329,493)
Income/(loss) before taxes	220,718	285,884	41,312	70,585	(332,615)	285,884
Income tax expense	—	64,860	—	—	—	64,860
Net income/(loss)	220,718	221,024	41,312	70,585	(332,615)	221,024
Less: Net gain attributable to noncontrolling interests	—	306	—	—	—	306
Net income/(loss) excluding noncontrolling interests	$220,718	$220,718	$41,312	$70,585	$(332,615)	$220,718

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2014

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$220,718	$220,718	$41,312	$70,585	$(332,615)	$220,718
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(220,718)	(111,897)	—	—	332,615	—
Share-based compensation	—	18,565	—	—	—	18,565
Net tax effect of stock grants	—	(2,243)	—	—	—	(2,243)
Loss on foreclosed real estate and other	—	3,099	—	7,189	—	10,288
Gain on mortgage loans held for sale	—	(583,790)	—	(13,416)	—	(597,206)
Mortgage loans originated and purchased, net of fees	—	(20,785,640)	—	—	—	(20,785,640)
Proceeds on sale of and payments of mortgage loans held for sale	—	22,295,866	—	(5,614)	—	22,290,252
(Gain)/loss on derivatives including ineffectiveness	—	(732)	—	(1,672)	—	(2,404)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	36,381	88	3,697	—	40,166
Amortization/(accretion) of premiums/(discounts)	—	15,520	—	(2,190)	—	13,330
Fair value changes in excess spread financing	—	57,554	—	—	—	57,554
Fair value changes and amortization/accretion of mortgage servicing rights	—	233,537	—	—	—	233,537
Fair value change in mortgage servicing rights financing liability	—	(33,279)	—	—	—	(33,279)
Changes in assets and liabilities:
Advances	—	325,807	—	(3,288)	—	322,519
Reverse mortgage interests	—	(576,083)	—	(376,108)	—	(952,191)
Other assets	5,489	(1,898,643)	(39,029)	2,206,946	(31,463)	243,300
Payables and accrued liabilities	—	(71,071)	(5,925)	25,550	31,463	(19,983)
Net cash attributable to operating activities	5,489	(856,331)	(3,554)	1,913,031	—	1,058,635

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(41,739)	(68)	(14,598)	—	(56,405)
Proceeds from sale of building	—	10,412	—	—	—	10,412
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(471,249)	—	—	—	(471,249)
Loan repurchases from Ginnie Mae	—	(44,079)	—	—	—	(44,079)
Proceeds from sales of REO	—	65,653	—	—	—	65,653
Proceeds from sale of servicer advances	—	768,449	—	—	—	768,449
Acquisitions, net	—	(15,854)	—	(2,146)	—	(18,000)
Net cash attributable to investing activities	—	271,593	(68)	(16,744)	—	254,781
Financing activities:
Transfers to/from restricted cash, net	—	118,617	3	172,183	—	290,803
Repayment of unsecured senior notes	—	(285,000)	—	—	—	(285,000)
Debt financing costs	—	(13,067)	—	—	—	(13,067)
Increase/(decrease) in notes payable, net	—	226,596	—	(2,101,754)	—	(1,875,158)
Proceeds from 2014-1 HECM Securitization	—	—	—	61,680	—	61,680
Repayment of 2014-1 HECM Securitization	—	—	—	(9,750)	—	(9,750)
Issuance of excess spread financing	—	171,317	—	—	—	171,317
Repayment of excess spread financing	—	(184,246)	—	—	—	(184,246)
Increase in participating interest financing in reverse mortgage interests	—	352,945	—	—	—	352,945
Proceeds from mortgage service rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(15,429)	—	(15,429)
Net tax benefit for stock grants issued	—	2,243	—	—	—	2,243
Redemption of shares for stock vesting	(5,489)	—	—	—	—	(5,489)
Net cash attributable to financing activities	(5,489)	442,240	3	(1,893,070)	—	(1,456,316)
Net increase/(decrease) in cash	—	(142,498)	(3,619)	3,217	—	(142,900)
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$279,770	$288	$18,944	$—	$299,002

NATIONSTAR MORTGAGE HOLDINGS INC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2013

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$422,268	$3,907	$15,727	$—	$441,902
Restricted cash	—	312,120	3	280,624	—	592,747
Mortgage servicing rights	—	2,503,162	—	—	—	2,503,162
Advances	—	5,003,193	—	(991)	—	5,002,202
Reverse mortgage interests	—	1,528,000	—	—	—	1,528,000
Mortgage loans held for sale	—	2,603,380	—	—	—	2,603,380
Mortgage loans held for investment, net	—	2,786	—	208,264	—	211,050
Property and equipment, net	—	115,765	855	2,565	—	119,185
Derivative financial instruments	—	120,187	—	3,691	—	123,878
Other assets	21,872	1,306,997	325,928	7,440,111	(8,193,725)	901,183
Investment in subsidiaries	968,026	181,545	—	—	(1,149,571)	—
Total Assets	$989,898	$14,099,403	$330,693	$7,949,991	$(9,343,296)	$14,026,689
Liabilities and members’ equity
Unsecured senior notes	$—	$2,444,062	$—	$—	$—	$2,444,062
Advance facilities	—	877,698	—	3,672,726	—	4,550,424
Warehouse facilities	—	2,433,927	—	—	—	2,433,927
Payables and accrued liabilities	—	1,319,172	5,950	14,791	(31,463)	1,308,450
MSR related liabilities - nonrecourse	—	1,016,284	—	—	—	1,016,284
Mortgage servicing liabilities	—	82,521	—	—	—	82,521
Derivative financial instruments	—	8,526	—	—	—	8,526
Other nonrecourse debt	—	1,103,490	—	89,107	—	1,192,597
Payables to affiliates	—	3,845,697	116,349	4,200,216	(8,162,262)	—
Total liabilities	—	13,131,377	122,299	7,976,840	(8,193,725)	13,036,791
Total equity	989,898	968,026	208,394	(26,849)	(1,149,571)	989,898
Total liabilities and equity	$989,898	$14,099,403	$330,693	$7,949,991	$(9,343,296)	$14,026,689

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$1,211,717	$129,689	$101,704	$(58,888)	$1,384,222
Net gain on mortgage loans held for sale	—	645,509	—	—	57,254	702,763
Total Revenues	—	1,857,226	129,689	101,704	(1,634)	2,086,985
Expenses and impairments:
Salaries, wages and benefits	—	637,794	12,534	29,309	—	679,637
General and administrative	—	612,307	3,630	75,859	—	691,796
Occupancy	—	29,121	431	1,293	—	30,845
Total expenses and impairments	—	1,279,222	16,595	106,461	—	1,402,278
Other income / (expense):
Interest income	—	179,445	—	16,141	1,634	197,220
Interest expense	—	(420,214)	—	(118,591)	—	(538,805)
Gain/(loss) on interest rate swaps and caps	—	1,012	—	2,120	—	3,132
Gain / (loss) from subsidiaries	217,054	8,007	—	—	(225,061)	—
Total other income / (expense)	217,054	(231,750)	—	(100,330)	(223,427)	(338,453)
Income before taxes	217,054	346,254	113,094	(105,087)	(225,061)	346,254
Income tax expense/(benefit)	—	129,200	—	—	—	129,200
Net Income	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054

NATIONSTAR MORTGAGE HOLDINGS INC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	(217,054)	(8,007)	—	—	225,061	—
Share-based compensation	—	10,574	—	—	—	10,574
Net tax effect of stock grants	—	(4,579)	—	—		(4,579)
Loss on foreclosed real estate and other	—	7,317	—	5,999	—	13,316
(Gain) on mortgage loans held for sale	—	(645,509)	—	—	(57,254)	(702,763)
Mortgage loans originated and purchased, net of fees	—	(25,466,754)	—	—	—	(25,466,754)
Proceeds on sale of and payments of mortgage loans held for sale	—	24,947,796	—	13,325	57,254	25,018,375
Loss on derivatives including ineffectiveness	—	(3,415)	—	(2,665)	—	(6,080)
Cash settlement on derivative financial instruments	—	—	—	(4,544)	—	(4,544)
Depreciation and amortization	—	25,479	979	157	—	26,615
Amortization/accretion of premiums/discounts	—	56,348	—	(3,817)	—	52,531
Fair value changes in excess spread financing	—	73,333	—	—	—	73,333
Fair value changes and amortization/accretion of mortgage servicing rights	—	(59,101)	—	—	—	(59,101)
Changes in assets and liabilities:
Advances	—	(4,497,046)	—	4,031,271	—	(465,775)
Reverse mortgage interests	—	(734,220)	—	—	—	(734,220)
Other assets	2,365	4,902,381	(113,703)	(5,257,613)	17,327	(449,243)
Payables and accrued liabilities	—	650,287	4,135	10,225	(17,327)	647,320
Net cash attributable to operating activities	2,365	(528,062)	4,505	(1,312,749)	—	(1,833,941)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(45,138)	(999)	(2,722)	—	(48,859)
Purchase of reverse mortgage rights and interests	—	(19,189)	—	—	—	(19,189)
Purchase of forward mortgage servicing rights	—	(1,527,645)	—	—	—	(1,527,645)
Loan repurchases from Ginnie Mae	—	(19,863)	—	—	—	(19,863)
Proceeds from sales of REO	—	52,767	—	—	—	52,767
Proceeds from sale of servicer advances	—	277,455	—	—	—	277,455
Acquisitions, net	—	(88,200)	—	—	—	(88,200)
Net cash attributable to investing activities	—	(1,369,813)	(999)	(2,722)	—	(1,373,534)
Financing activities:
Transfers (to)/from restricted cash	—	(199,600)	—	(33,095)	—	(232,695)
Issuance of unsecured senior notes, net	—	1,365,244	—	—	—	1,365,244
Debt financing costs	—	(53,529)	—	—	—	(53,529)
Increase (decrease) in notes payable	—	(136,947)	—	1,377,697	—	1,240,750
Issuance of excess spread financing	—	753,002	—	—		753,002
Repayment of excess servicing spread financing	—	(130,355)	—	—	—	(130,355)
Increase in participating interest financing in reverse mortgage interests	—	535,216	—	—	—	535,216
Proceeds from mortgage servicing rights financing	—	29,874	—	—	—	29,874
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,404)	—	(13,404)
Contributions from joint venture member to noncontrolling interest	—	4,990	—	—	—	4,990
Net tax benefit for stock grants issued	4,579	—	—	—	—	4,579
Redemption of shares for stock vesting	(6,944)	—	—	—	—	(6,944)
Net cash attributable to financing activities	(2,365)	2,167,895	—	1,331,198	—	3,496,728
Net increase in cash and cash equivalents	—	270,020	3,506	15,727	—	289,253
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$422,268	$3,907	$15,727	$—	$441,902

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2012

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$462,585	$35,891	$468	$(1,793)	$497,151
Net gain on mortgage loans held for sale	—	487,164	—	—	—	487,164
Total Revenues	—	949,749	35,891	468	(1,793)	984,315
Expenses and impairments:
Salaries, wages and benefits	—	349,012	9,443	—	—	358,455
General and administrative	—	197,914	2,625	6,265	—	206,804
Occupancy	—	16,734	52	—	—	16,786
Total expenses and impairments	—	563,660	12,120	6,265	—	582,045
Other income / (expense):
Interest income	—	51,307	—	18,486	1,793	71,586
Interest expense	—	(137,638)	—	(59,670)	—	(197,308)
Contract termination fees, net	—	15,600	—	—	—	15,600
Loss on equity method investments	—	(14,571)	—	—	—	(14,571)
Gain/(loss) on interest rate swaps and caps	—	(1,415)	—	421	—	(994)
Gain / (loss) from subsidiaries	179,359	(22,789)	—	—	(156,570)	—
Total other income / (expense)	179,359	(109,506)	—	(40,763)	(154,777)	(125,687)
Income before taxes	179,359	276,583	23,771	(46,560)	(156,570)	276,583
Income tax expense/(benefit)	(25,928)	97,224	—	—	—	71,296
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$205,287	$179,359	$23,771	$(46,560)	$(156,570)	$205,287
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Gain/(loss) from subsidiaries	(179,359)	22,789	—	—	156,570	—
Share-based compensation	—	13,342	—	—	—	13,342
Net tax effect of stock grants	—	(2,846)	—	—	—	(2,846)
Loss on foreclosed real estate and other	—	(1,034)	—	6,251	—	5,217
Gain on mortgage loans held for sale	—	(487,164)	—	—	—	(487,164)
Mortgage loans originated and purchased, net of fees	—	(7,904,052)	—	—	—	(7,904,052)
Proceeds on sale of and payments of mortgage loans held for sale	—	7,185,335	—	12,387	—	7,197,722
(Gain)/loss on derivatives including ineffectiveness	—	1,415	—	(421)	—	994
Loss on equity method investments	—	14,571	—	—	—	14,571
Depreciation and amortization	—	9,620	—	—	—	9,620
Amortization/accretion of premiums/(discounts)	—	13,003	—	(3,368)	—	9,635
Fair value changes in excess spread financing	—	10,683	—	—	—	10,683
Fair value changes and amortization/accretion of mortgage servicing rights	—	63,122	—	—	—	63,122
Changes in assets and liabilities:
Advances	—	(558,207)	—	(1)	—	(558,208)
Reverse mortgage interests	—	(636,533)	—	—	—	(636,533)
Other assets	(28,774)	1,622,707	(25,429)	(1,781,447)	14,136	(198,807)
Payables and accrued liabilities	2,846	308,636	1,815	140	(14,136)	299,301
Net cash attributable to operating activities	—	(145,254)	157	(1,813,019)	—	(1,958,116)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(25,356)	—	—	—	(25,356)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(2,070,375)	—	—	—	(2,070,375)
Purchase of reverse mortgage rights and interests	—	(37,911)	—	—	—	(37,911)
Loan repurchases from Ginnie Mae	—	(24,329)	—	—	—	(24,329)
Proceeds from sales of REO	—	(884)	—	1,563	—	679
Net cash attributable to investing activities	—	(2,158,855)	—	1,563	—	(2,157,292)
Financing activities:
Transfers to/from restricted cash	—	(96,477)	—	(225,214)	—	(321,691)
Debt financing costs	—	(23,213)	—	—	—	(23,213)
Issuance of unsecured notes, net	—	770,699	—	—	—	770,699
Increase in notes payable, net	—	677,952	—	2,050,455	—	2,728,407
Issuance of excess spread financing	—	272,617	—	—	—	272,617
Repayment of excess spread financing	—	(39,865)	—	—	—	(39,865)
Issuance of participating interest financing in reverse mortgage interests	—	582,897	—	—	—	582,897
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,785)	—	(13,785)
Net tax benefit for stock grants issued	—	2,846	—	—	—	2,846
Issuance of common stock, net of IPO issuance costs	246,700	—	—	—	—	246,700
Distributions to subsidiaries	(246,700)	—	—	—	246,700	—
Contributions of parent	—	246,700	—	—	(246,700)	—
Net cash attributable to financing activities	—	2,394,156	—	1,811,456	—	4,205,612
Net increase/(decrease) in cash	—	90,047	157	—	—	90,204
Cash and cash equivalents at beginning of period	—	62,201	244	—	—	62,445
Cash and cash equivalents at end of period	$—	$152,248	$401	$—	$—	$152,649

22. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Springleaf Home Equity, Inc.
Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.0 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the years ended December 31, 2014, 2013, and 2012, Nationstar recognized revenue of $5.3 million, $8.1 million, and $9.8 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At December 31, 2014 and 2013, Nationstar had an outstanding receivable from Springleaf of $0.2 million and $0.6 million, respectively, which was included as a component of accounts receivable.

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
Newcastle Investment Corp.
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.8 billion, $0.9 billion and $1.0 billion, as of December 31, 2014, 2013, and 2012, respectively. For the years ended 2014, 2013 and 2012, Nationstar received servicing fees and other performance incentive fees of $4.1 million, $4.6 million and $5.2 million, respectively.
New Residential Investment Corp.
Excess Spread Financing
Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar retains all ancillary revenues associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
In addition, Nationstar has paid $24.4 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1,031.0 million and $986.4 million at December 31, 2014 and 2013, respectively.

Mortgage Servicing Rights Financing Liability

In December 2013, we launched a new servicing acquisition structure. Under this structure, we agreed to sell to a joint venture entity capitalized by New Residential and other investors (collectively, the Purchaser), approximately $2.7 billion of servicer advances outstanding as of December 2012, on three pools of residential, non-agency mortgage loans, with the potential for up to $6.3 billion. We also agreed to the sale of the related mortgage servicing rights of approximately $44.3 billion of UPB with potential for up to $130.1 billion of UPB, along with the right to receive the basic fee component on the transferred mortgage servicing rights. We will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. After the transfer of servicing under any servicing agreement to the Purchaser, we will subservice the applicable residential mortgage loans.

While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, we will account for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfer to New residential.
In December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Under the Sale Agreement, Nationstar sold to the Purchaser the right to repayment on certain outstanding servicer advances outstanding on non-Agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. Once the servicing is transferred under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans.
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
In December 2013, Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $49.4 million at December 31, 2014.
Nationstar entered into several supplemental agreements with the Purchaser throughout 2014. The table below summarizes the supplemental agreements entered into during 2014 (UPB in billions).

Agreement Date	MSR UPB	Servicer Advances	Sale Proceeds
January 2014	$8.3	$253,472	$253,472
February 2014	$9.4	$756,185	$91,391
March 2014	$10.5	$299,125	$41,536
May 2014	$12.0	$617,502	$75,161
June 2014	$14.0	$303,795	$50,967

Other

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing. For the year ended December 31, 2014, Nationstar recognized revenue of $3.3 million related to these servicing arrangements.

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

23. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly consolidated results of operations for the period indicated:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related	$327,663	$362,916	$351,070	$334,213
Net gain on mortgage loans held for sale	141,984	186,817	153,254	115,151
Total revenues	469,647	549,733	504,324	449,364
Total expenses and impairments	321,133	346,711	327,224	362,623
Total other income/(expense)	(109,836)	(97,434)	(67,521)	(54,702)
Income before taxes	38,678	105,588	109,579	32,039
Income taxes	15,001	38,941	(1,700)	12,618
Net income	$23,677	$66,647	$111,279	$19,421
Earnings per share:
Basic earnings per share	$0.27	$0.74	$1.23	$0.22
Diluted earnings per share	$0.27	$0.74	$1.22	$0.21

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related	$242,475	$321,104	$425,882	$394,761
Net gain on mortgage loans held for sale	188,587	282,561	205,956	25,659
Total revenues	431,062	603,665	631,838	420,420
Total expenses and impairments	268,571	339,851	395,854	398,002
Total other income/(expense)	(61,498)	(64,685)	(103,912)	(108,358)
Income (loss) before taxes	100,993	199,129	132,072	(85,940)
Income tax expense (benefit)	38,377	75,669	50,187	(35,033)
Net income (loss)	$62,616	$123,460	$81,885	$(50,907)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.70	$1.38	$0.92	$(0.57)
Diluted earnings (loss) per share	$0.70	$1.37	$0.91	$(0.56)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related	$93,560	$100,414	$145,611	$157,566
Net gain on mortgage loans held for sale	70,512	102,345	139,259	175,048
Total revenues	164,072	202,759	284,870	332,614
Total expenses and impairments	96,577	130,372	154,828	200,268
Total other income/(expense)	(14,164)	(23,332)	(50,261)	(37,930)
Income before taxes	53,331	49,055	79,781	94,416
Income taxes	3,145	12,780	24,714	30,657
Net income	$50,186	$36,275	$55,067	$63,759
Earnings per share:
Basic earnings per share	$0.67	$0.41	$0.62	$0.72
Diluted earnings per share	$0.67	$0.41	$0.61	$0.71

24. Subsequent Events

Nationstar evaluated subsequent events through the date these consolidated financial statements were issued.

In January 2015, Nationstar amended its MBS advance financing facility with a GSE. Under the terms of the amended agreement, the maximum borrowing capacity was reduced to $130 million from $475 million.

In January 2015, Nationstar amended its $1.1 billion Nationstar agency advance financing facility with a financial institution. Under the terms of the amended agreement, Nationstar increased the maximum borrowing capacity available attributable to the outstanding variable funding notes to $1.2 billion and increasing the maximum borrowing capacity available attributable to the outstanding term funding notes to $0.3 billion.

In January 2015, certain key employees of Solutionstar were granted stock appreciation rights (SARs) which can be settled in cash or units of Solutionstar Holdings LLC (Solutionstar) at the election of Solutionstar. The SARs vest ratably over three years and have a ten year term. The SARs become exercisable upon a upon a liquidity event at Solutionstar which includes a change in control or an initial public offering of Solutionstar.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.  Aer control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report, dated February 27, 2015, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nationstar Mortgage Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationstar Mortgage Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationstar Mortgage Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Nationstar Mortgage Holdings Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 27, 2015

Item 9B.  Other Information
None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Item 10 is included under the captions "Executive Officers," “Board of Directors,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2015 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 is included under the captions "Committees of the Board of Directors", "Executive Compensation", and "Compensation Committee Report" in the Proxy Statement, which will be filed with the SEC within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which will be filed with the SEC within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors” in the Proxy Statement, which will be filed with the SEC within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Item 14 under the caption “Audit Function” in the Proxy Statement, which will be filed with the SEC 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

2.1+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

2.2+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joan Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

2.3+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.4+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.5+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.6+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.3	12/23/2010

4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-174246	4.1	12/19/2011

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.9	3/15/2013

4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.18	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.19	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.20	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.21	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014

4.22	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.23	Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes	10-Q	001-35449	4.15	8/12/2013

4.24
Amendment No. 2, dated as of October 15, 2013, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
						X

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.25
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
		10-Q	001-35449	4.1	11/7/2014

4.26	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.27	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.28	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.29	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.29 above)	8-K	001-35449	4.2	7/22/2013

4.30	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.31	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.31 above)	8-K	001-35449	4.3	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.4	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.5	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	3/6/2012

10.6	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.7	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.8	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.9	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.10	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.10	8/12/2013

10.11	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	11/14/2013

10.12	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	11/14/2013

10.13	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	11/14/2013

10.14	Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.22	2/28/2014

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.15	Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.23	2/28/2014

10.16	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	5/9/2014

10.17	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	5/9/2014

10.18	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	11/7/2014

10.19	Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	11/7/2014

10.20	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.21	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.22	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.23	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.24	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.25	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.26	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.27	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/7/2014

10.28	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/7/2014

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.30	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.31	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.10	11/14/2013

10.32	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.33	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.34	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.35	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

10.38	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.39	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.40	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.41	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.43	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.44**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and David Hisey		001-35449			X

10.45**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles		001-35449			X

10.46**	Severance Agreement dated as of July 1, 2014 between Nationstar Mortgage Holdings Inc. and Harold Lewis	8-K	001-35449	10.1	7/8/2014

10.47**	Employment Agreement, dated as of October 16, 2014, by and between Solutionstar Holdings, LLC and Kal Raman					X

10.48**	Stock Appreciation Rights Agreement, effective January 1, 2015, by and between Solutionstar Holdings, LLC and Kal Raman					X

10.49**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.50**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.51**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.52**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.53**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.54**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.6	11/7/2014

10.55**	Form of Restricted Stock Unit Agreement for Employees under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.7	11/7/2014

10.56**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.57**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of March 30, 2014	10-Q	001-35449	10.1	8/6/2014

10.58**	Nationstar Mortgage LLC Executive Management Incentive Plan, amended as of December 20, 2013	10-K	001-35449	10.61	2/28/2014

10.59**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	February 27, 2015
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert D. Stiles	February 27, 2015
Robert D. Stiles, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Gidel	February 27, 2015
Robert Gidel, Director

/s/ Roy Guthrie	February 27, 2015
Roy Guthrie, Director

/s/ Brett Hawkins	February 27, 2015
Brett Hawkins, Director

/s/ Michael D. Malone	February 27, 2015
Michael D. Malone, Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1+	Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, between Nationstar Mortgage LLC and Bank of America, National Association	8-K	001-35449	2.1	1/10/2013

2.2+	Acquisition Agreement, dated as of May 6, 2013, by and among Greenlight Financial Services, Joan Pham and Nationstar Mortgage LLC	8-K	001-35449	2.1	5/9/2013

2.3+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.4+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.5+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.6+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.1	12/23/2010

4.4	Supplemental Indenture, dated as of August 31, 2010, between NSM Recovery Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.2	12/23/2010

4.5	Supplemental Indenture, dated as of December 13, 2010, between NSM Foreclosure Services Inc. and Wells Fargo Bank, National Association, as trustee	S-4	333-174246	4.3	12/23/2010

4.6	Third Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	333-174246	4.1	12/19/2011

4.7	Fourth Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	8/9/2012

4.8	Fifth Supplemental Indenture, dated as of August 30, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/4/2012

4.9	Sixth Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.9	3/15/2013

4.10	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.11	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.12	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.13	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.14	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.15	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.16	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.17	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.18	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.19	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.20	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.21	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014

4.22	Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.2	2/6/2013

4.23	Amendment No. 1, dated as of May 21, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes	10-Q	001-35449	4.15	8/12/2013

4.24
Amendment No. 2, dated as of October 15, 2013, 2013 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
						X

4.25
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
		10-Q	001-35449	4.1	11/7/2014

4.26	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.27	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.28	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.29	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.29 above)	8-K	001-35449	4.2	7/22/2013

4.30	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.31	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.31 above)	8-K	001-35449	4.3	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.4	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.5	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	3/6/2012

10.6	Amended and Restated Asset Purchase Agreement, dated as of June 12, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/14/2012

10.7	First Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.1	6/7/2012

10.8	Second Letter Agreement, dated as of June 1, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC	8-K	001-35449	10.2	6/7/2012

10.9	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.10	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	8/12/2013

10.11	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	11/14/2013

10.12	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	11/14/2013

10.13	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	11/14/2013

10.14	Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.22	2/28/2014

10.15	Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.23	2/28/2014

10.16	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	5/9/2014

10.17	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	5/9/2014

10.18	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	11/7/2014

10.19	Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.20	11/7/2014

10.20	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.21	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.22	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.2	3/15/2013

10.23	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.24	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.25	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.26	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.27	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.30	11/7/2014

10.28	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.4	11/7/2014

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.30	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.31	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.1	11/14/2013

10.32	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.33	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.34	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.35	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.5	3/15/2013

10.38	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.39	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.40	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.41	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.43	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.44**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and David Hisey		001-35449			X

10.45**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles		001-35449			X

10.46**	Severance Agreement dated as of July 1, 2014 between Nationstar Mortgage Holdings Inc. and Harold Lewis	8-K	001-35449	10.1	7/8/2014

10.47**	Employment Agreement, dated as of October 16, 2014, by and between Solutionstar Holdings, LLC and Kal Raman					X

10.48**	Stock Appreciation Rights Agreement, effective January 1, 2015, by and between Solutionstar Holdings, LLC and Kal Raman					X

10.49**	Nationstar Mortgage Holdings Inc. 2012 Incentive Compensation Plan	S-1/A	333-174246	10.57	2/24/2012

10.50**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.10	11/16/2012

10.51**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.52**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.53**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.54**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.6	11/7/2014

10.55**	Form of Restricted Stock Unit Agreement for Employees under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.7	11/7/2014

10.56**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.8	3/15/2013

10.57**	Nationstar Mortgage LLC Annual Incentive Compensation Plan, amended and restated as of March 30, 2014	10-Q	001-35449	10.10	8/6/2014

10.58**	Nationstar Mortgage LLC Executive Management Incentive Plan, amended as of December 20, 2013	10-K	001-35449	10.61	2/28/2014

10.59**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.