Form 10-Q
period 2015-03-31
Nationstar Mortgage Holdings Inc.
filed 2015-05-07
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of March 31, 2015: 109,239,120

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$815,776	$299,002
Restricted cash	358,542	285,530
Mortgage servicing rights, $3,022,198 and $2,949,739 at fair value, respectively	3,032,982	2,961,321
Advances	2,470,315	2,546,362
Reverse mortgage interests	2,633,862	2,453,069
Mortgage loans held for sale	1,995,998	1,277,931
Mortgage loans held for investment, net of allowance for loan losses of $3,516 and $3,531, respectively	185,577	191,569
Property and equipment, net of accumulated depreciation of $77,450 and $69,721, respectively	131,869	129,611
Derivative financial instruments	103,367	91,051
Other assets	914,080	877,229
Total assets	$12,642,368	$11,112,675
Liabilities and stockholders' equity
Unsecured senior notes	$2,158,812	$2,159,231
Advance facilities	1,883,312	1,901,783
Warehouse facilities	2,477,472	1,572,622
Payables and accrued liabilities	1,402,611	1,322,078
MSR related liabilities - nonrecourse	1,092,634	1,080,465
Mortgage servicing liabilities	58,599	65,382
Derivative financial instruments	23,048	18,525
Other nonrecourse debt	1,870,269	1,768,311
Total liabilities	10,966,757	9,888,397
Commitments and contingencies	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 108,409 shares and 90,999 shares issued, respectively	1,084	910
Additional paid-in-capital	1,091,649	587,446
Retained earnings	594,744	643,059
Treasury shares; 830 shares and 602 shares at cost, respectively	(17,875)	(12,433)
Accumulated other comprehensive income	—	—
Total Nationstar stockholders' equity	1,669,602	1,218,982
Noncontrolling interest	6,009	5,296
Total equity	1,675,611	1,224,278
Total liabilities and equity	$12,642,368	$11,112,675
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except for earnings per share data)

	For the three months ended March 31,
	2015	2014
Revenues:
Service related	$215,123	$341,711
Net gain on mortgage loans held for sale	166,994	127,936
Total revenues	382,117	469,647
Expenses:
Salaries, wages and benefits	178,755	156,595
General and administrative	205,088	164,538
Total expenses	383,843	321,133
Other income (expense):
Interest income	43,774	43,943
Interest expense	(115,648)	(156,600)
Gain (loss) on interest rate swaps and caps	(767)	2,821
Total other income (expense)	(72,641)	(109,836)
Income (loss) before taxes	(74,367)	38,678
Income tax (benefit) expense	(27,525)	15,001
Net income (loss)	(46,842)	23,677
Less: Net gain (loss) attributable to noncontrolling interests	1,473	(359)
Net income (loss) attributable to Nationstar	(48,315)	24,036
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of $0 and ($1,183), respectively	—	(1,963)
Comprehensive income (loss)	$(48,315)	$22,073

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.54)	$0.27
Diluted earnings (loss) per share	$(0.53)	$0.27
Weighted average shares:
Basic	89,911	89,342
Dilutive effect of stock awards	669	733
Diluted	90,580	90,075
Dividends declared per share	$—	$—
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2013	90,330	$906	$566,642	$422,341	$(6,944)	$1,963	$984,908	$4,990	$989,898
Shares (including forfeitures) issued under incentive plan	1,271	4	(4)	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	18,565	—	—	—	18,565	—	18,565
Excess tax benefit from share-based compensation	—	—	2,243	—	—	—	2,243	—	2,243
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	(5,489)	—	(5,489)	—	(5,489)
Net income	—	—	—	220,718	—	—	220,718	306	221,024
Balance at December 31, 2014	91,601	910	587,446	643,059	(12,433)	—	1,218,982	5,296	1,224,278
(unaudited)
Shares (including forfeitures) issued under incentive plan	138	(1)	1	—	—	—	—	—	—
Acquisition of non-controlling interest in subsidiaries	—	—	—	—	—	—	—	(760)	(760)
Share-based compensation	—	—	5,524	—	—	—	5,524	—	5,524
Issuance of common stock, net	17,500	175	497,583	—	—	—	497,758	—	497,758
Excess tax benefit from share-based compensation	—	—	1,095	—	—	—	1,095	—	1,095
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(5,442)	—	(5,442)		(5,442)
Net loss	—	—	—	(48,315)	—	—	(48,315)	1,473	(46,842)
Balance at March 31, 2015	109,239	$1,084	$1,091,649	$594,744	$(17,875)	$—	$1,669,602	$6,009	$1,675,611

See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the three months ended March 31,
	2015	2014
Operating activities
Net income (loss) attributable to Nationstar	$(48,315)	$24,036
Reconciliation of net income (loss) to net cash attributable to operating activities:
Share-based compensation	5,524	2,809
Excess tax benefit from share-based compensation	(1,095)	(2,189)
Net gain on mortgage loans held for sale	(166,994)	(127,936)
Mortgage loans originated and purchased, net of fees	(4,614,971)	(5,402,862)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	4,003,126	6,361,308
Gain (loss) on interest rate swaps and caps	767	(2,821)
Depreciation and amortization	12,854	8,792
Amortization (accretion) of premiums/discounts	(1,797)	9,959
Fair value changes in excess spread financing	13,114	(3,369)
Fair value changes and amortization/accretion of mortgage servicing rights	204,201	78,687
Fair value change in mortgage servicing rights financing liability	(4,386)	(10,788)
Changes in assets and liabilities:
Advances	95,436	(205,562)
Reverse mortgage interests	(180,793)	(238,538)
Other assets	20,150	271,376
Payables and accrued liabilities	2,872	(122,141)
Net cash attributable to operating activities	(660,307)	640,761
Investing activities
Property and equipment additions, net of disposals	(11,993)	(8,913)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(196,081)	(93,092)
Proceeds on sale of servicer advances	—	182,871
Acquisitions, net	(31,276)	—
Net cash attributable to investing activities	(239,350)	80,866
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the three months ended March 31,
	2015	2014
Financing activities
Transfers (to) / from restricted cash, net	(73,012)	104,225
Issuance of common stock, net of issuance costs	497,758	—
Debt financing costs	(1,549)	(2,050)
Increase (decrease) in advance facilities	(18,471)	(376,876)
Increase (decrease) in warehouse facilities	904,850	(598,280)
Proceeds from 2014-1 HECM Securitization	73,082	—
Repayment of 2014-1 HECM Securitization	(26,829)	—
Issuance of excess spread financing	52,957	37,859
Repayment of excess spread financing	(49,516)	(42,717)
Increase in participating interest financing in reverse mortgage interests	64,781	103,324
Proceeds from mortgage servicing rights financing	—	20,651
Repayment of nonrecourse debt – Legacy assets	(3,273)	(2,998)
Excess tax benefit from share-based compensation	1,095	2,189
Surrender of shares relating to stock vesting	(5,442)	(4,783)
Net cash attributable to financing activities	1,416,431	(759,456)
Net increase (decrease) in cash and cash equivalents	516,774	(37,829)
Cash and cash equivalents at beginning of period	299,002	441,902
Cash and cash equivalents at end of period	$815,776	$404,073
Supplemental disclosures of cash activities
Cash paid for interest expense	$110,144	$123,058
Net cash (received)/paid for income taxes	(609)	19
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$569	$1,336
Mortgage servicing rights resulting from sale or securitization of mortgage loans	44,232	58,304
Payable to seller of forward mortgage servicing rights	61,720	6,494
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

1. Nature of Business and Basis of Presentation
Nature of Business
Nationstar Mortgage Holdings Inc., a Delaware corporation, including its consolidated subsidiaries (collectively, Nationstar or the Company), earns fees through the delivery of servicing, origination and transaction based services related principally to single-family residences throughout the United States.
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
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K filed on February 27, 2015. The results of operations for the interim periods disclosed are not necessarily indicative of the results that may be expected for the full year or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar evaluated subsequent events through the date these interim consolidated financial statements were issued.

Recent Accounting Developments

Accounting Standards Update 2015-02: Consolidation (Topic 810) - Amendments to the Consolidation Analysis (ASU 2015-02) changes the analysis that a reporting entity must perform when deciding to consolidate a legal entity. This amendment changes the evaluation of whether limited partnerships are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This amendment also changes the analysis for entities that are involved with variable interest entities and provides an exception for companies with interests in entities that are required to comply with requirements of the Investment Company Act of 1940 for registered money market funds. The amendment is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2015-02.
Accounting Standards Update 2015-03: Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) requires that debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. This amendment is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2015-03.
Accounting Standards Update 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05) was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. If the cloud computing arrangement does not include a software license then the fees should be accounted for as a service contract. This amendment is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting ASU 2015-05.
Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), creates consistency in the disclosures made by an entity when there is doubt that the entity will continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our financial condition, liquidity or results of operations.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

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

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Loans Upon Foreclosure (ASU 2014-14). This update requires that foreclosed mortgage loans guaranteed by the government be derecognized and a separate other receivable recognized if certain conditions are met. Upon adoption of this ASU, foreclosed loans backed by government guarantees that were previously recorded as a component of Real Estate Owned in Other Assets were reclassified to Reverse Mortgage Interests on the Company's consolidated balance sheet. Consistent with the Company's adoption of ASU 2014-14, prior year amounts were reclassified to be in conformity with the current year presentation. The adoption of ASU 2014-14 did not have an impact to the Company's net income.

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (ASU 2014-04). This update requires disclosure of consumer mortgage loans collateralized by residential real estate for which formal foreclosure proceedings are in process. Consistent with the Company's adoption of ASU 2014-04, the Company made the required disclosure for current and prior year in the Mortgage Loans Held for Sale and Investment footnote. The adoption of ASU 2014-04 did not have an impact to the Company's net income.

2. Mortgage Servicing Rights and Related Liabilities

MSRs and Related Liabilities	March 31, 2015	December 31, 2014
MSRs - Fair Value	$3,022,198	$2,949,739
MSRs - LOCOM	10,784	11,582
Mortgage Servicing Rights	3,032,982	2,961,321

Mortgage Servicing Liabilities	58,599	65,382

Excess spread financing - fair value	1,047,590	1,031,035
Mortgage servicing rights financing liability - fair value	45,044	49,430
MSR Related Liabilities (nonrecourse)	$1,092,634	$1,080,465
Mortgage Servicing Rights - Fair Value
MSRs - Fair Value consists of rights the Company owns and records as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans originated. MSRs - Fair Value comprise both agency and non-agency loans. The Company segregates MSRs - Fair Value between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. The Company considers numerous factors in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made, it is not changed over time.

Interest sensitive portfolios consist of lower delinquency single-family conforming residential forward mortgage agency loans. Credit sensitive portfolios primarily consist of higher delinquency single-family non-conforming residential forward mortgage loans serviced both for agency and non-agency investors.

The following table provides a breakdown of the total credit and interest sensitive UPBs for Nationstar's owned MSRs.

	March 31, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
Credit Sensitive	$241,252,341	$2,002,487	241,769,601	1,919,290
Interest Sensitive	101,866,277	1,019,711	91,843,044	1,030,449
	$343,118,618	$3,022,198	$333,612,645	$2,949,739

The activity of MSRs carried at fair value is as follows for the dates indicated:

	Three months ended,
	March 31, 2015	March 31, 2014
Fair value at the beginning of the period	$2,949,739	$2,488,283
Additions:
Servicing resulting from transfers of financial assets	44,232	58,304
Purchases of servicing assets	238,413	108,312
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(109,684)	(3,083)
Other changes in fair value	(100,502)	(75,266)
Fair value at the end of the period	$3,022,198	$2,576,550
In the fourth quarter of 2014, the Company revised its approach in calculating Other Changes in Fair Value in the above rollforward. Under the revised approach, Nationstar began incorporating voluntary principal payments, which were previously included as a component in the Due to changes in valuation inputs or assumptions line, as a component in Other changes in fair value. Nationstar has reclassified the amounts presented in the March 31, 2014 rollforward to conform to the current presentation. While amounts were reclassed in the 2014 period, there was no impact to net income or to the total changes in fair value in the prior period.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	March 31, 2015	December 31, 2014
Discount rate	11.79%	11.96%
Total prepayment speeds	18.14%	18.58%
Expected weighted-average life	5.74 years	5.39 years
Interest Sensitive	March 31, 2015	December 31, 2014
Discount rate	9.08%	9.09%
Total prepayment speeds	14.12%	11.27%
Expected weighted-average life	5.63 years	6.49 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at March 31, 2015 and December 31, 2014:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2015
Mortgage servicing rights	$(110,706)	$(206,973)	$(119,295)	$(227,805)
December 31, 2014
Mortgage servicing rights	$(110,900)	$(207,295)	$(112,603)	$(199,078)

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

MSRs - LOCOM
Nationstar owns the right to service certain reverse mortgages with an unpaid principal balance of $27.4 billion and $28.0 billion as of March 31, 2015 and December 31, 2014, respectively. Nationstar utilizes a variety of assumptions in assessing the fair value of its servicing assets or liabilities, with the primary assumptions including discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At March 31, 2015 and December 31, 2014, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest income or service related revenues based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related HECMs subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	Three months ended,
	March 31, 2015		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$11,582	$65,382	$14,879	$82,521
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	—	—
Deductions:
Amortization/Accretion	(798)	(6,783)	(649)	(311)
Balance at end of the period	$10,784	$58,599	$14,230	$82,210
Fair value at end of period	$32,618	$55,579	$38,430	$68,965

For the three month period ended March 31, 2015, the Company accreted $6.8 million of the mortgage servicing liability as a result of increased HECM loan repurchase activity. Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

Excess Spread Financing at Fair Value
In conjunction with Nationstar's acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements with certain entities formed by New Residential Investment Corp. (New Residential) in which New Residential and/or certain funds managed by Fortress Investment Group LLC (Fortress) own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Servicing fees associated with a traditional MSR can be segregated into a base servicing fee and an excess servicing fee. The base servicing fee, along with ancillary income, is meant to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess.
Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and the retained portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolio and provides all servicing and advancing functions. New Residential has no prior or ongoing obligations associated with the Portfolio.

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

The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
March 31, 2015
Low	8.2%	3.9 years	8.5%	6.7%
High	18.5%	7.8 years	14.2%	31.2%
December 31, 2014
Low	6.2%	4.0 years	8.5%	6.7%
High	19.4%	7.1 years	14.2%	31.3%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2015
Excess spread financing	$38,747	$80,440	$34,326	$71,911
December 31, 2014
Excess spread financing	$36,632	$75,964	$33,618	$70,379

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the MSRs would inherently have an inverse impact on the carrying amount in the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company's MSRs, it would reduce the carrying value of the associated excess spread financing liability and provide a benefit to the Company's net service related revenue.

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

Mortgage Servicing Rights Financing
Nationstar has entered into agreements to sell a contractually specified basic fee component of certain MSRs and servicer advances under specified terms. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction. See Note 18, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC for additional information.

Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of income (loss) and comprehensive income (loss). The weighted average assumptions used in Nationstar's valuation of Mortgage Servicing Rights Financing were as follows:

	March 31, 2015	December 31, 2014
Advance financing rates	2.72%	2.79%
Annual advance recovery rates	24.91%	27.55%

3. Advances

	March 31, 2015	December 31, 2014
Advances	$2,470,315	$2,546,362

Servicing advances on non-agency securities are typically recovered first at a loan-level from proceeds of the mortgage loans for which the advance was made, and then if loan-level funds are determined to be ultimately insufficient, from cash collected from all borrowers in a securitization trust. For advances on agency securities, servicing advances represent a receivable from the respective agency and are recovered from cash collections in a securitization trust and/or a requested reimbursement from the agency.
Nationstar accretes purchase discounts into interest income as the related servicer advances are recovered. During the quarters ended March 31, 2015 and 2014 the Company accreted $0.3 million and $3.8 million, respectively, of the purchase discounts from recovered servicer advances.

In 2014, Nationstar sold approximately $2.5 billion of servicer advances to a joint venture entity capitalized by New Residential and other investors (Mortgage Servicing Rights Financing Liability). See Note 18, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC, for additional information. Consequently, the related purchase discount of $52.9 million was eliminated from Nationstar's consolidated balance sheet.

As of March 31, 2015 and December 31, 2014, Nationstar carried an allowance for uncollectible servicer advances of $10.6 million and $9.2 million, respectively.

4. Reverse mortgage interests

	March 31, 2015	December 31, 2014
Participating interests	$1,421,867	$1,363,225
Other interests securitized	316,182	341,268
Unsecuritized interests	902,860	752,801
Allowance for losses - reverse mortgage interests	(7,047)	(4,225)
Total reverse mortgage interests	$2,633,862	$2,453,069

Participating interests consists of Nationstar issued or advanced and purchased Home Equity Conversion Mortgages (HECMs) that have been securitized through the issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) to third party security holders guaranteed by Ginnie Mae.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Other interests securitized consists of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts to determine whether they meet the definition of a VIE and whether Nationstar is the primary beneficiary. See Note 10, Securitizations and Financing.

Unsecuritized interests consist primarily of recently funded borrower draws that have not yet been sold into a GNMA HECM securitization, GNMA HECMs that have been repurchased out of a GNMA HECM securitization since they have reached 98% or more of the maximum claim amount, repurchased GNMA HECM interests that have been assigned to the FHA for reimbursement, foreclosed assets, and advances made on inactive loans that cannot be securitized due to the delinquency status of the loan. Under the GNMA HMBS program, the company is required to repurchase a HECM loan from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount.

Nationstar collectively evaluates all reverse mortgage interest assets for impairment.

In 2015, Nationstar adopted ASU 2014-14. As a result of this adoption, the Company reclassified $68.9 million and $69.4 million of real estate owned (previously recorded as a component of other assets) to reverse mortgage interest as of March 31, 2015 and December 31, 2014, on its consolidated balance sheet.

5. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises (GSEs) or other third-party investors, primarily Ginnie Mae, in the secondary market. Nationstar primarily focuses on assisting customers currently in the Company's servicing portfolio with refinances of loans for new home purchases (or recapture). Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination.

Mortgage loans held for sale consist of the following for the dates indicated:

	March 31, 2015	December 31, 2014
Mortgage loans held for sale – unpaid principal balance	$1,913,092	$1,218,596
Mark-to-market adjustment	82,906	59,335
Total mortgage loans held for sale	$1,995,998	$1,277,931
The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated:

	March 31, 2015		December 31, 2014
Mortgage loans held for sale - unpaid principal balance	UPB	Fair Value	UPB	Fair Value
Nonaccrual	$28,573	$25,405	31,968	26,022
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage loans held for sale - unpaid principal balance	March 31, 2015	December 31, 2014
Foreclosure	$18,085	$17,493
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the three months ended
	March 31, 2015	March 31, 2014
Mortgage loans held for sale – beginning balance	$1,277,931	$2,603,380
Mortgage loans originated and purchased, net of fees	4,602,628	5,402,862
Proceeds on sale of and payments of mortgage loans held for sale	(3,882,661)	(6,261,204)
Transfer of mortgage loans held for sale to held for investment or other assets	(1,900)	(3,912)
Mortgage loans held for sale – ending balance	$1,995,998	$1,741,126

Nationstar, as the servicer has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to repool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the three months ended March 31, 2015 and March 31, 2014, Nationstar repurchased out of Ginnie Mae securitization pools $0.4 billion and $0.6 billion of mortgage loans, respectively.
Mortgage loans held for investment, net
Mortgage loans held for investment, net as of the dates indicated include:

	March 31, 2015	December 31, 2014
Mortgage loans held for investment, net – unpaid principal balance	$268,865	$276,820
Transfer discount:
Accretable	(15,090)	(15,503)
Non-accretable	(64,682)	(66,217)
Allowance for loan losses	(3,516)	(3,531)
Total mortgage loans held for investment, net	$185,577	$191,569

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the three months ended March 31, 2015	For the year ended December 31, 2014
Accretable Yield
Balance at the beginning of the period	$15,503	$17,362
Accretion	(713)	(2,955)
Reclassifications from (to) nonaccretable discount	300	1,096
Balance at the end of the period	$15,090	$15,503
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.3 million of transfer discount to accretable yield for the three months ended March 31, 2015 and $1.1 million for the year ended December 31, 2014. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive LTV’s are obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage loans held for investment - unpaid principal balance	March 31, 2015	December 31, 2014
Foreclosure	$50,394	$52,769

6. Other Assets
Other assets consisted of the following:

	March 31, 2015	December 31, 2014
Receivables from trusts, agencies and prior servicers, net	$419,008	$386,166
Accrued revenues	157,462	154,436
Loans subject to repurchase right from Ginnie Mae	118,649	131,592
Goodwill	63,446	54,701
Deferred financing costs	43,104	46,986
Intangible assets	38,520	19,622
Collateral deposits on derivative instruments	11,540	9,810
Prepaid expenses	9,551	9,837
Receivables from affiliates, net	5,752	4,713
Accrued interest	2,637	1,890
Real estate owned (REO), net	1,511	1,625
Other	42,900	55,851
Total other assets	$914,080	$877,229
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $118.6 million at March 31, 2015 and $131.6 million at December 31, 2014.

In 2015, Nationstar adopted ASU 2014-14. As a result of this adoption, the Company reclassified $43.6 million and $36.0 million of Real Estate Owned to Receivables from trusts, agencies and prior servicers, net, as of March 31, 2015 and December 31, 2014, both of which are a component of Other Assets on the consolidated balance sheet.

Acquisitions
In January 2015, Solutionstar Holdings LLC, a wholly owned subsidiary of Nationstar, acquired Experience 1, Inc., the holding company for Title 365, Trusted Signing, and technology subsidiaries X1 Labs and X1 Analytics (collectively, Title 365), a technology services provider for title insurance and escrow services. The total consideration transferred for the acquisition was $35.6 million in cash. Related to the acquisition, the Company recorded an additional $16.4 million related to Goodwill and $14.2 million in intangible assets. The recognized intangible assets primarily relate to customer relationships, trade names and technology.

7. Derivative Financial Instruments

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

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

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income (loss) and comprehensive income (loss). Unrealized losses on dedesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

Historically, Nationstar has entered into interest rate swap agreements to hedge the interest payments associated with its outstanding floating rate financing servicer advance facilities. Prior to March 31, 2014, certain of these derivatives were designated as cash flow hedges and were recorded at fair value on Nationstar's balance sheet, with any change in fair value being recorded as an adjustment to other comprehensive income. On March 31, 2014, the Company dedesignated the remainder of the interest rate swap agreements, with any further changes in fair value being recorded as a charge to gain or loss in interest rate swaps and caps in Nationstar's consolidated statements of income (loss) and comprehensive income (loss).

Associated with the Company's forward MBS trades are $11.5 million and $9.8 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of March 31, 2015 and December 31, 2014, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the three months ended March 31, 2015
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$20,633	$(68)	$(64)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	3,021,115	99,921	12,019
Forward MBS trades	2015	732,535	1,314	1,030
LPCs	2015	280,871	2,068	69
Interest rate swaps and caps	2018	97,650	64	(801)
Eurodollar futures	2015-2018	—	—	(1)
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	—	—	7
Interest rate swaps on ABS debt	2017	32,746	69	34
Forward MBS trades	2015	4,169,500	22,752	(4,392)
LPCs	2015	41,029	113	(65)
Eurodollars futures	2015-2017	120,000	114	(107)

For the year ended December 31, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$1,666	$(4)	$(11)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	2,556,169	87,902	774
Forward MBS trades	2015	319,112	284	(31,982)
LPCs	2015	287,089	1,999	1,206
Interest rate swaps and caps	2018	124,650	865	(1,673)
Eurodollar futures	2015-2017	40,000	1	1
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	865	7	2,691
Interest rate swaps on ABS debt	2015-2017	105,681	103	731
Forward MBS trades	2015	2,958,700	18,360	(15,055)
LPCs	2015	30,494	48	1,641
Eurodollar futures	2015-2017	80,000	7	(7)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

8. Indebtedness
Notes Payable

					March 31, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2016	Servicing advance receivables	$130,000	$74,548	$79,094	$363,014	$418,126
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	—	35,058	55,603	34,613	55,603
Nationstar agency advance financing facility (1)	LIBOR+1.20% to 3.75%	October 2015	Servicing advance receivables	1,300,000	1,090,612	1,244,349	805,706	885,115
MBS advance financing facility (2012) (2)	LIBOR+5.00%	April 2016	Servicing advance receivables	50,000	50,000	60,354	42,472	50,758
Nationstar Mortgage Advance Receivable Trust (3)	LIBOR+1.15% to 5.30%	June 2018	Servicing advance receivables	475,000	420,423	472,377	419,170	471,243
MBS servicer advance facility (2014) (4)	LIBOR+3.50%	July 2015	Servicing advance receivables	80,000	78,490	149,021	79,084	138,010
Nationstar servicer advance receivables trust 2014 - BC	LIBOR+1.50% to 3.00%	November 2015	Servicing advance receivables	200,000	134,181	149,393	106,115	121,030
Securities repurchase facility (2014)	LIBOR+1.50% to 2.00%	November 2017	Securities	—	—	—	51,609	74,525
					1,883,312	2,210,191	1,901,783	2,214,410

					March 31, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.3 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2015	Mortgage loans or MBS	$1,300,000	$1,138,604	$1,202,005	$663,167	$697,257
$749 million warehouse facility	LIBOR+1.75% to 2.50%	May 2015	Mortgage loans or MBS	749,000	537,757	559,287	307,294	320,285
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2015	Mortgage loans or MBS	500,000	297,182	304,476	176,194	179,994
$500 million warehouse facility	LIBOR+ 1.50% to 2.25%	June 2015	Mortgage loans or MBS	500,000	292,682	309,640	183,290	192,990
$350 million warehouse facility	LIBOR+2.20% to 4.50%	March 2016	Mortgage loans or MBS	350,000	173,525	180,660	210,049	223,849
$75 million warehouse facility (HCM) (5)	LIBOR+ 2.25% to 2.875%	October 2015	Mortgage loans or MBS	75,000	29,836	30,479	23,949	29,324
$50 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2015	Mortgage loans or MBS	50,000	7,886	8,616	8,679	9,044
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	—	—	—	—	—
					2,477,472	2,595,163	1,572,622	1,652,743

Mortgage loans					1,967,762	2,038,117	1,196,956	1,241.043
Reverse mortgage interests					509,710	557,046	375,666	411,700

(1) This facility has both variable funding notes (VFN) and term notes. Nationstar issued $300.0 million in term notes to institutional investors of which $100.0 million remains outstanding. The notes have a weighted average interest rate of 2.07% and a weighted average term of 5 years.
(2) The maturity date of this facility was extended to April 2016 on April 29, 2015.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(3) This facility has both VFNs and term notes. Nationstar issued $1.0 billion of term notes to institutional investors of which $300.0 million remains outstanding. The notes have an average interest rate of 1.51% and will mature in June 2018. The notes scheduled to mature in June 2014 were redeemed in January 2014. The notes scheduled to mature in June 2016 were redeemed in June 2014.
(4) As of April 15, 2015 the capacity of this facility was increased to $100.0 million
(5) This facility is a sublimit of the $1.3 billion facility specific to HCM.
Unsecured Senior Notes
A summary of the balances of Unsecured Senior Notes is presented below:

	March 31, 2015	December 31, 2014
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	$475,000	$475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	378,354	378,555
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,518	400,541
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	604,940	605,135
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,158,812	$2,159,231

The indentures for the unsecured senior notes contain various covenants and restrictions that limit Nationstar's ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of its assets, or enter into certain transactions with affiliates. The indentures contain certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

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
The ratios included in the indentures for the Unsecured Senior Notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.
As of March 31, 2015, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Year	Amount
2015	$—
2016	—
2017	—
2018	475,000
2019	375,000
Thereafter	1,300,000
Total	$2,150,000
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	March 31, 2015	December 31, 2014
Participating interest financing	$1,491,530	$1,433,145
2014-1 HECM securitization	305,716	259,328
Nonrecourse debt - Legacy Assets	73,023	75,838
Total	$1,870,269	$1,768,311

Participating Interest Financing
Participating interest financing represents the issuance of pools of HMBS to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the transfer of these advances in the related HECM loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 6.98%. The participating interest financing was $1,491.5 million and $1,433.1 million at March 31, 2015 and December 31, 2014, respectively.

2014-1 HECM Securitization

In December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1Mortgage Backed Securities. The trust was created to provide investors with the ability to invest in a pool of non-performing home equity conversion reverse mortgage loans that are covered by Federal Housing Administration (FHA) insurance and secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transaction provides Nationstar with access to liquidity for the acquired non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns.

The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. As part of the securitization, Nationstar retained a portion of the offered Class A notes of approximately $70.4 million as well as the Class M Notes with an outstanding note balance of $36.2 million. A portion of the notes retained by Nationstar represent subordinated beneficial interests. In the first quarter 2015, the Company sold the remaining retained portions of the Class A and the Class M notes for total proceeds of $73.1 million.

The transaction was structured as a secured borrowing with the reverse mortgage loans included in the consolidated financial statements as a reverse secured borrowing and the related financing included in other nonrecourse debt. The nonrecourse debt totaled $305.7 million and $259.3 million at March 31, 2015 and December 31, 2014, respectively.

Nonrecourse Debt–Legacy Assets

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

In November 2009, Nationstar completed the securitization of approximately $222.0 million of ABS, which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $73.0 million and $75.8 million at March 31, 2015, and December 31, 2014, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $260.0 million and $268.2 million at March 31, 2015 and December 31, 2014, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $84.9 million and $88.2 million at March 31, 2015 and December 31, 2014, respectively.
Financial Covenants

The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the three month period ended March 31, 2015, Nationstar recorded a charge to service related revenues for changes in fair value associated with the Company's MSRs recorded at fair value. As a result of the charge, Nationstar was unable to meet the profitability requirements in two of its outstanding warehouse facilities and one MBS facility. Nationstar asked for, and received, a waiver from these financial institutions on these profitability requirements for the period ending March 31, 2015. With the exception of this waiver, the Company was in compliance with all other required financial covenants as of March 31, 2015.
Nationstar is required to maintain a minimum tangible net worth of at least $450.0 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2015, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Payables to servicing and subservicing investors	$345,414	$329,306
Payable to insurance carriers and insurance cancellation reserves	159,560	163,381
Loans subject to repurchase from Ginnie Mae	118,649	131,592
MSR purchases payable including advances	81,128	45,697
Taxes	66,398	96,237
Accrued interest	66,168	59,708
Accrued bonus and payroll	59,558	85,366
Repurchase reserves	30,735	29,165
Other	475,001	381,626
Total payables and accrued liabilities	$1,402,611	$1,322,078

Payables to servicing and subservicing investors
Payables to servicing and subservicing investors represents amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

Payable to insurance carriers and insurance cancellation reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third party investors on liquidated loans.

10. Securitizations and Financings
Variable Interest Entities

NATIONSTAR MORTGAGE HOLDINGS INC.
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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	March 31, 2015		December 31, 2014
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$138,094	$16,523	$90,068	$15,578
Reverse mortgage interests	—	1,738,049	—	1,704,492
Advances	1,866,119	—	1,477,388	—
Mortgage loans held for investment, net	184,439	—	189,456	—
Derivative financial instruments	63	—	865	—
Other assets	2,616	—	2,678	—
Total Assets	$2,191,331	$1,754,572	$1,760,455	$1,720,070
LIABILITIES
Advance facilities	$1,645,216	$—	$1,330,991	$—
Payables and accrued liabilities	1,889	173	1,596	186
Nonrecourse debt–Legacy Assets	73,023	—	75,838	—
2014-1 HECM Securitization	—	305,716	—	259,328
Participating interest financing	—	1,491,530	—	1,433,145
Total Liabilities	$1,720,128	$1,797,419	$1,408,425	$1,692,659

Securitizations Treated as Sales

When Nationstar sells mortgage loans in securitization transactions structured as sales, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	March 31, 2015	December 31, 2014
Total collateral balances	$3,148,539	$3,258,472
Total certificate balances	3,179,801	3,297,256

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2015 or December 31, 2014, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Principal Amount of Loans 60 Days or More Past Due	March 31, 2015	December 31, 2014
Unconsolidated securitization trusts	$795,746	$861,419

	For the three months ended March 31,
Credit Losses	2015	2014
Unconsolidated securitization trusts	$57,461	$66,542

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the three months ended March 31,
	2015		2014
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$6,373	$—	$7,778	$—

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

11. Stockholders' Equity
In March 2015, Nationstar completed an equity offering of $17.5 million for a total of $497.8 million in cash proceeds. The Company expects to utilize excess cash to pay for MSR purchases and other acquisitions.

In January 2015, certain key employees of Solutionstar were granted stock appreciation rights (SARs) which can be settled in cash or units of Solutionstar Holdings LLC (Solutionstar, now known as Xome Holdings LLC) at the election of Solutionstar. The SARs vest over three years and have a ten year term. The SARs become exercisable upon a liquidity event at Solutionstar which includes a change in control or an initial public offering of Solutionstar. The Company did not recognize expense related to the share-based awards as of March 31, 2015.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

12. Income Taxes

Income tax expense (benefit) was as follows:

	For the three months ended March 31,
	2015	2014
Tax expense (benefit)	$(27,525)	$15,001

Effective tax rate	36.6%	38.8%

The Company had a net deferred tax liability of $60.7 million at March 31, 2015 and $109.8 million at December 31, 2014. A valuation allowance of $6.4 million was recorded against deferred tax assets at March 31, 2015 and December 31, 2014 as management believes that it is more likely than not that some of the deferred tax assets will not be realized.

13. Fair Value Measurements
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
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data.
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
Excess Spread Financing (Level 3) – Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. Changes in fair value of the excess spread financing are recorded as a component of service related revenue in Nationstar's consolidated statements of income (loss) and comprehensive income (loss). As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service related revenues in Nationstar’s consolidated statements of income (loss) and comprehensive income (loss). As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Participating Interest Financing (Level 2) – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures.
2014-1 HECM Securitization (Level 3) – Nationstar estimates fair value of the non-recourse debt related to the 2014-1 HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, Nationstar classifies this as Level 3 in the fair value disclosures.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		March 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,995,998	$—	$1,995,998	$—
Mortgage servicing rights(1)	3,022,198	—	—	3,022,198
Derivative financial instruments:
IRLCs	99,921	—	99,921	—
Forward MBS trades	1,314	—	1,314	—
LPCs	2,068	—	2,068	—
Interest rate swaps and caps	64	—	64	—
Total assets	$5,121,563	$—	$2,099,365	$3,022,198
LIABILITIES
Derivative financial instruments
Interest rate swaps on ABS debt	69	—	69	—
Forward MBS trades	22,752	—	22,752	—
LPCs	113	—	113	—
Eurodollar futures	114	—	114	—
Mortgage servicing rights financing	45,044	—	—	45,044
Excess spread financing	1,047,590	—	—	1,047,590
Total liabilities	$1,115,682	$—	$23,048	$1,092,634

		December 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,277,931	$—	$1,277,931	$—
Mortgage servicing rights(1)	2,949,739	—	—	2,949,739
Derivative financial instruments:
IRLCs	87,902	—	87,902	—
Forward MBS trades	284	—	284	—
LPCs	1,999	—	1,999	—
Interest rate swaps and caps	865	—	865	—
Eurodollar futures	1	—	1	—
Total assets	$4,318,721	$—	$1,368,982	$2,949,739
LIABILITIES
Derivative financial instruments
IRLCs	$7	$—	$7	$—
Interest rate swaps on ABS debt	103	—	103	—
Forward MBS trades	18,360	—	18,360	—
LPCs	48	—	48	—
Eurodollar futures	7	—	7	—
Mortgage servicing rights financing	49,430	—	—	49,430
Excess spread financing	1,031,035	—	—	1,031,035
Total liabilities	$1,098,990	$—	$18,525	$1,080,465

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the three months ended March 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,949,739	$1,031,035	$49,430
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(210,186)	13,114	(4,386)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	238,413	—	—
Issuances	44,232	52,957	—
Sales	—	—	—
Settlements	—	(49,516)	—
Ending balance	$3,022,198	$1,047,590	$45,044

	ASSETS	LIABILITIES
For the year ended December 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(247,379)	57,554	(33,279)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	470,543	—	—
Issuances	238,292	171,317	52,835
Sales	—	—	—
Settlements	—	(184,246)	—
Ending balance	$2,949,739	$1,031,035	$49,430

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	March 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$815,776	$815,776	$—	$—
Restricted cash	358,542	358,542	—	—
Mortgage loans held for sale	1,995,998	—	1,995,998	—
Mortgage loans held for investment, net	185,577	—	—	188,238
Reverse mortgage interests	2,633,862	—	—	2,693,036
Derivative financial instruments	103,367	—	103,367	—
Financial liabilities:
Unsecured senior notes	2,158,812	2,170,824	—	—
Advance Facilities	1,883,312	—	1,883,312
Warehouse Facilities	2,477,472		2,477,472
Derivative financial instruments	23,048	—	23,048	—
Excess spread financing	1,047,590	—	—	1,047,590
Mortgage servicing rights financing liability	45,044	—	—	45,044
Nonrecourse debt - Legacy assets	73,023	—	—	84,031
Participating interest financing	1,491,530	—	1,491,143	—
2014-1 HECM Securitization	305,716	—	—	315,940

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	299,002	299,002	—	—
Restricted cash	285,530	285,530	—	—
Mortgage loans held for sale	1,277,931	—	1,277,931	—
Mortgage loans held for investment, net	191,569	—	—	192,865
Reverse mortgage interests	2,383,647	—	—	2,432,735
Derivative financial instruments	91,051	—	91,051	—
Financial liabilities:
Unsecured senior notes	2,159,231	2,057,038	—	—
Advance Facilities	1,901,783	—	1,901,783	—
Warehouse Facilities	1,572,622	—	1,572,622	—
Derivative financial instruments	18,525	—	18,525	—
Excess spread financing	1,031,035	—	—	1,031,035
Mortgage servicing rights financing liability	49,430	—	—	49,430
Nonrecourse debt - Legacy assets	75,838	—	—	86,570
Participating interest financing	1,433,145	—	1,423,291	—
2014-1 HECM Securitization	259,328	—	—	259,328

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1.0 billion. As of March 31, 2015, Nationstar was in compliance with its selling and servicing capital requirements.
15. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service members Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) and False Claims Act. Additionally, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans and securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.
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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $7.3 million for the three months ended March 31, 2015, and $4.9 million for the three months ended March 31, 2014, respectively, was included in general and administrative expenses on the consolidated statements of income (loss) and comprehensive income (loss).
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $6.5 million to $18.1 million in excess of the accrued liability (if any) related to those matters as of March 31, 2015. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material effect on the financial statements of the Company, although the outcome of such proceedings could be material to the Company’s financial statements for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 7 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $27.4 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At March 31, 2015, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $3.1 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting

Nationstar presents financial performance utilizing reportable segments aligned with how the operations are managed. The Servicing segment reflects the results of operations attributable to MSRs acquired from and loans subserviced for third-parties and originated loans. The Solutionstar segment reflects financial performance related to real estate services (e.g., collateral valuation, title, closing services) and real estate exchange, including our HomeSearch.comSM residential market portal. The Originations segment includes fees associated with loan originations and gains from the sale and securitization of loans. The Corporate and Other segment encompasses certain identified corporate costs as well as the 'Legacy' portfolio which includes primarily subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor.
Nationstar’s segments are based upon an organizational structure that focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.
The following tables are a presentation of financial information by segment for the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the three months ended March 31, 2015
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$95,324	$7,065	$112,459	$214,848	$497	$(222)	$215,123
Net gain on mortgage loans held for sale	14,013	151,281	—	165,294	1,700	—	166,994
Total revenues	109,337	158,346	112,459	380,142	2,197	(222)	382,117
Total expenses	180,989	100,249	80,796	362,034	21,809	—	383,843
Other income (expense):
Interest income	24,639	15,267	—	39,906	3,646	222	43,774
Interest expense	(57,974)	(14,386)	(35)	(72,395)	(43,253)	—	(115,648)
Gain (loss) on interest rate swaps and caps	(801)	—	—	(801)	34	—	(767)
Total other income (expense)	(34,136)	881	(35)	(33,290)	(39,573)	222	(72,641)
Income (loss) before taxes	$(105,788)	$58,978	$31,628	$(15,182)	$(59,185)	$—	$(74,367)
Depreciation and amortization	$3,519	$2,155	$3,363	$9,037	$3,817	$—	$12,854
Total assets	9,395,852	1,965,961	260,175	11,621,988	1,020,380	—	12,642,368

	For the three months ended March 31, 2014
	Servicing	Originations	Solutionstar	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$262,047	$14,048	$64,999	$341,094	$995	$(378)	$341,711
Net gain on mortgage loans held for sale	12,408	116,200	—	128,608	(672)	—	127,936
Total revenues	274,455	130,248	64,999	469,702	323	(378)	469,647
Total expenses	165,333	105,050	39,209	309,592	11,541	—	321,133
Other income (expense):
Interest income	18,664	21,521	—	40,185	3,380	378	43,943
Interest expense	(80,799)	(22,537)	(54)	(103,390)	(53,210)	—	(156,600)
Gain (loss) on interest rate swaps and caps	2,556	—	—	2,556	265	—	2,821
Total other income (expense)	(59,579)	(1,016)	(54)	(60,649)	(49,565)	378	(109,836)
Income (loss) before taxes	$49,543	$24,182	$25,736	$99,461	$(60,783)	$—	$38,678
Depreciation and amortization	$3,442	$2,526	$722	$6,690	$2,102	$—	$8,792
Total assets	8,949,596	2,089,677	156,617	11,195,890	436,673	—	11,632,563

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

17. Guarantor Financial Statement Information
As of March 31, 2015, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly-owned subsidiaries of Nationstar, have issued $2.2 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$786,154	$752	$28,870	$—	$815,776
Restricted cash	—	202,016	—	156,526	—	358,542
Mortgage servicing rights	—	3,032,982	—	—	—	3,032,982
Advances	—	2,470,305	—	10	—	2,470,315
Reverse mortgage interests	—	2,370,717	—	263,145	—	2,633,862
Mortgage loans held for sale	—	1,955,227	—	40,771	—	1,995,998
Mortgage loans held for investment, net	—	990	—	184,587	—	185,577
Property and equipment, net	—	113,116	835	17,918	—	131,869
Derivative financial instruments	—	99,117	—	4,250	—	103,367
Other assets	10,942	971,920	271,456	1,720,376	(2,060,614)	914,080
Investment in subsidiaries	1,664,669	472,459	—	—	(2,137,128)	—
Total assets	$1,675,611	$12,475,003	$273,043	$2,416,453	$(4,197,742)	$12,642,368
Liabilities and stockholders’ equity
Unsecured senior notes	$—	$2,158,812	$—	$—	$—	$2,158,812
Advance facilities	—	238,096	—	1,645,216	—	1,883,312
Warehouse facilities	—	2,439,750	—	37,722	—	2,477,472
Payables and accrued liabilities	—	1,350,753	39	51,819	—	1,402,611
MSR related liabilities - nonrecourse	—	1,092,634	—	—	—	1,092,634
Derivative financial instruments	—	23,048	—	—	—	23,048
Mortgage servicing liabilities	—	58,599	—	—	—	58,599
Other nonrecourse debt	—	1,491,530	—	378,739	—	1,870,269
Payables to affiliates	—	1,957,112	923	102,579	(2,060,614)	—
Total liabilities	—	10,810,334	962	2,216,075	(2,060,614)	10,966,757
Total equity	1,675,611	1,664,669	272,081	200,378	(2,137,128)	1,675,611
Total liabilities and equity	$1,675,611	$12,475,003	$273,043	$2,416,453	$(4,197,742)	$12,642,368

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$102,179	$(345)	$113,511	$(222)	$215,123
Net gain on mortgage loans held for sale	—	156,847	—	10,147	—	166,994
Total Revenues	—	259,026	(345)	123,658	(222)	382,117
Expenses:
Salaries, wages and benefits	—	128,433	354	49,968	—	178,755
General and administrative	—	164,532	50	40,506	—	205,088
Total expenses	—	292,965	404	90,474	—	383,843
Other income (expense):
Interest income	—	36,120	—	7,432	222	43,774
Interest expense	—	(99,867)	—	(15,781)	—	(115,648)
Gain on interest rate swaps and caps	—	34	—	(801)	—	(767)
Gain/(loss) from subsidiaries	(48,315)	23,209	—	—	25,106	—
Total other income (expense)	(48,315)	(40,504)	—	(9,150)	25,328	(72,641)
Income/(loss) before taxes	(48,315)	(74,443)	(749)	24,034	25,106	(74,367)
Income tax expense (benefit)	—	(27,525)	—	—	—	(27,525)
Net income/(loss)	(48,315)	(46,918)	(749)	24,034	25,106	(46,842)
Less: Net gain attributable to noncontrolling interests	—	1,397	—	76	—	1,473
Net income/(loss) excluding noncontrolling interests	$(48,315)	$(48,315)	$(749)	$23,958	$25,106	$(48,315)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(48,315)	$(48,315)	$(749)	$23,958	$25,106	$(48,315)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
(Gain)/loss from subsidiaries	48,315	(23,209)	—	—	(25,106)	—
Share-based compensation	—	5,524	—	—	—	5,524
Excess tax benefit from share-based compensation	—	(1,095)	—	—	—	(1,095)
Net gain on mortgage loans held for sale	—	(156,847)	—	(10,147)	—	(166,994)
Mortgage loans originated and purchased, net of fees	—	(4,614,971)	—	—	—	(4,614,971)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	3,998,101	—	5,025	—	4,003,126
Gain (loss) on interest rate swaps and caps	—	(34)	—	801	—	767
Depreciation and amortization	—	9,493	—	3,361	—	12,854
Amortization (accretion) of premiums/discounts	—	(1,494)	—	(303)	—	(1,797)
Fair value changes in excess spread financing	—	13,114	—	—	—	13,114
Fair value changes and amortization/accretion of mortgage servicing rights	—	204,201	—	—	—	204,201
Fair value change in mortgage servicing rights liability	—	(4,386)	—	—	—	(4,386)
Changes in assets and liabilities:
Advances	—	93,149	—	2,287	—	95,436
Reverse mortgage interests	—	(258,916)	—	78,123	—	(180,793)
Other assets	5,442	380,635	1,199	(367,126)	—	20,150
Payables and accrued liabilities	—	7,232	14	(4,374)	—	2,872
Net cash attributable to operating activities	5,442	(397,818)	464	(268,395)	—	(660,307)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(7,243)	—	(4,750)	—	(11,993)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(196,081)	—	—	—	(196,081)
Acquisitions, net	—	—	—	(31,276)	—	(31,276)
Net cash attributable to investing activities	—	(203,324)	—	(36,026)	—	(239,350)
Financing activities:
Transfers (to)/from restricted cash, net	—	(24,925)	—	(48,087)	—	(73,012)
Issuance of common stock, net of issuance cost	—	497,758	—	—	—	497,758
Debt financing costs	—	(1,549)	—	—	—	(1,549)
Increase (decrease) in advance facilities	—	(332,696)	—	314,225	—	(18,471)
Increase (decrease) in warehouse facilities	—	899,756	—	5,094	—	904,850
Proceeds from 2014-1 HECM Securitization	—	—	—	73,082	—	73,082
Repayment of 2014-1 HECM Securitization	—	—	—	(26,829)	—	(26,829)
Issuance of excess spread financing	—	52,957	—	—	—	52,957
Repayment of excess spread financing	—	(49,516)	—	—	—	(49,516)
Increase in participating interest financing in reverse mortgage interests	—	64,781	—	—	—	64,781
Repayment of nonrecourse debt–Legacy assets	—	(135)	—	(3,138)	—	(3,273)
Excess tax benefit from share-based compensation	—	1,095	—	—	—	1,095
Redemption of shares for stock vesting	(5,442)	—	—	—	—	(5,442)
Net cash attributable to financing activities	(5,442)	1,107,526	—	314,347	—	1,416,431
Net increase in cash and cash equivalents	—	506,384	464	9,926	—	516,774
Cash and cash equivalents at beginning of period	—	279,770	288	18,944	—	299,002
Cash and cash equivalents at end of period	$—	$786,154	$752	$28,870	$—	$815,776

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2014

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$279,770	$288	$18,944	$—	$299,002
Restricted cash	—	177,090	—	108,440	—	285,530
Mortgage servicing rights	—	2,961,321	—	—	—	2,961,321
Advances	—	2,544,065	—	2,297	—	2,546,362
Reverse mortgage interests	—	2,111,801	—	341,268	—	2,453,069
Mortgage loans held for sale	—	1,243,700	—	34,231	—	1,277,931
Mortgage loans held for investment, net	—	1,945	—	189,624	—	191,569
Property and equipment, net	—	114,903	835	13,873	—	129,611
Derivative financial instruments	—	87,911	—	3,140	—	91,051
Other assets	16,383	1,069,061	272,654	1,328,078	(1,808,947)	877,229
Investment in subsidiaries	1,207,895	450,363	—	—	(1,658,258)	—
Total Assets	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675
Liabilities and members’ equity
Advance facilities	$—	$570,792	$—	$1,330,991	$—	$1,901,783
Warehouse facilities	—	1,539,994	—	32,628	—	1,572,622
Unsecured senior notes	—	2,159,231	—	—	—	2,159,231
Payables and accrued liabilities	—	1,282,895	25	39,158	—	1,322,078
Payables to affiliates	—	1,683,606	894	124,447	(1,808,947)	—
Derivative financial instruments	—	18,525	—	—	—	18,525
MSR related liabilities - nonrecourse	—	1,080,465	—	—	—	1,080,465
Mortgage servicing liabilities	—	65,382	—	—	—	65,382
Other nonrecourse debt	—	1,433,145	—	335,166	—	1,768,311
Total liabilities	—	9,834,035	919	1,862,390	(1,808,947)	9,888,397
Total equity	1,224,278	1,207,895	272,858	177,505	(1,658,258)	1,224,278
Total liabilities and equity	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$271,929	$27,428	$56,806	$(14,452)	$341,711
Net gain on mortgage loans held for sale	—	113,889	—	(27)	14,074	127,936
Total Revenues	—	385,818	27,428	56,779	(378)	469,647
Expenses:
Salaries, wages and benefits	—	143,358	1,696	11,541	—	156,595
General and administrative	—	133,725	891	29,922	—	164,538
Total expenses	—	277,083	2,587	41,463	—	321,133
Other income / (expense):
Interest income	—	39,710	—	3,855	378	43,943
Interest expense	—	(134,478)	—	(22,122)	—	(156,600)
Gain/(loss) on interest rate swaps and caps	—	265	—	2,556	—	2,821
Gain / (loss) from subsidiaries	39,037	24,446	—	—	(63,483)	—
Total other income / (expense)	39,037	(70,057)	—	(15,711)	(63,105)	(109,836)
Income before taxes	39,037	38,678	24,841	(395)	(63,483)	38,678
Income tax expense/(benefit)	15,001	—	—	—	—	15,001
Net Income/(loss)	24,036	38,678	24,841	(395)	(63,483)	23,677
Less: Net gain attributable to noncontrolling interests	—	(359)	—	—	—	(359)
Net income/(loss) excluding noncontrolling interests	$24,036	$39,037	$24,841	$(395)	$(63,483)	$24,036

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$24,036	$39,037	$24,841	$(395)	$(63,483)	$24,036
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(39,037)	(24,446)	—	—	63,483	—
Share-based compensation	—	2,809	—	—	—	2,809
Excess tax benefit from share based compensation	—	(2,189)	—	—	—	(2,189)
Net (gain)/loss on mortgage loans held for sale	—	(113,889)	—	27	(14,074)	(127,936)
Mortgage loans originated and purchased, net of fees	—	(5,402,512)	—	(350)	—	(5,402,862)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	6,343,251	—	5,388	12,669	6,361,308
Gain (loss) on swaps and caps	—	(264)	—	(2,557)	—	(2,821)
Depreciation and amortization	—	8,078	43	671	—	8,792
Amortization/accretion of premiums/discounts	—	10,465	—	(506)	—	9,959
Fair value changes in excess spread financing	—	(3,369)	—	—	—	(3,369)
Fair value changes and amortization/accretion of mortgage servicing rights	—	78,687	—	—	—	78,687
Fair value change in mortgage servicing rights financing liability	—	(10,788)	—	—	—	(10,788)
Changes in assets and liabilities:
Advances	—	(205,816)	—	254	—	(205,562)
Reverse mortgage interests	—	(238,538)	—	—	—	(238,538)
Other assets	19,784	(1,230,274)	(24,056)	1,504,517	1,405	271,376
Payables and accrued liabilities	—	(120,082)	(2,956)	897	—	(122,141)
Net cash attributable to operating activities	4,783	(869,840)	(2,128)	1,507,946	—	640,761

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(7,145)	(65)	(1,703)	—	(8,913)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(93,092)	—	—	—	(93,092)
Proceeds from sale of servicer advances	—	182,871	—	—	—	182,871
Acquisitions, net	—	—	—	—	—	—
Net cash attributable to investing activities	—	82,634	(65)	(1,703)	—	80,866
Financing activities:
Transfers to/from restricted cash	—	18,914	—	85,311	—	104,225
Issuance of common stock, net of issuance costs	—	—	—	—	—	—
Debt financing costs	—	(2,050)	—	—	—	(2,050)
Increase (decrease) in advance facilities	—	1,206,683	—	(1,583,559)	—	(376,876)
Increase (decrease) in warehouse facilities	—	(598,280)	—	—	—	(598,280)
Issuance of excess spread financing	—	37,859	—	—	—	37,859
Repayment of excess servicing spread financing	—	(42,717)	—	—	—	(42,717)
Increase in participating interest financing in reverse mortgage interests	—	103,324	—	—	—	103,324
Proceeds from mortgage servicing rights financing	—	20,651	—	—	—	20,651
Repayment of nonrecourse debt–Legacy assets	—	—	—	(2,998)	—	(2,998)
Excess tax benefit from share-based compensation		2,189	—	—	—	2,189
Surrender of shares relating to stock vesting	(4,783)	—	—	—	—	(4,783)
Net cash attributable to financing activities	(4,783)	746,573	—	(1,501,246)	—	(759,456)
Net increase in cash and cash equivalents	—	(40,633)	(2,193)	4,997	—	(37,829)
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$381,635	$1,714	$20,724	$—	$404,073

18. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Springleaf Home Equity, Inc.
Nationstar has several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $1.9 billion in UPB for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

months ended March 31, 2015 and March 31, 2014, Nationstar recognized revenue of $0.2 million and $2.0 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At March 31, 2015 and December 31, 2014, Nationstar had an outstanding receivable from Springleaf of $0.1 million and $0.2 million, respectively, which was included as a component of other assets.

Newcastle Investment Corp. (Newcastle)
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.7 billion and $0.8 billion, as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $0.9 million and $1.1 million, respectively.
New Residential Investment Corp. (New Residential)
Excess Spread Financing
Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a New Residential Entity), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed basic servicing fee per loan. Nationstar retains the fixed base servicing fee, all ancillary revenues associated with servicing such MSRs and the retained portion of the excess servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
In addition, as of March 31, 2015, Nationstar has paid $27.5 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1,047.6 million and $1,031.0 million at March 31, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights Financing Liability

In December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Under the Sale Agreement, Nationstar sold to the Purchaser the right to repayment on certain outstanding servicer advances outstanding on non-Agency mortgage loans. In addition, Nationstar also sold the right to receive the basic fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the basic fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. Nationstar will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. Once the servicing is transferred under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans. While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, the Company accounts for the transactions as financings.
The fair value of the outstanding liability related to the Sale Agreement was $45.0 million and $49.4 million at March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, Nationstar has transferred approximately $2.2 billion in servicer advances to the Purchaser in related supplemental agreements and received over $512.5 million in cash proceeds related to these transfers.

Other

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing. For the three months ended March 31, 2015, Nationstar recognized revenue of $1.7 million related to these servicing arrangements.

19. Subsequent Events

Nationstar evaluated subsequent events through the date these consolidated financial statements were issued.

In April 2015, Nationstar entered into a Master Repurchase Agreement with a financial institution, which will expire in April 2016. This facility has a committed amount of $200.0 million. The MRA states that from time to time, Nationstar may enter into transactions in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds by Nationstar. The interest rate is LIBOR plus a spread of 1.50% to 1.60% which varies based on the underlying transferred collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is a supplement to and should be read in conjunction with the accompanying unaudited consolidated financial statements.

OVERVIEW
We are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership.

First Quarter 2015 Highlights
Some of the major highlights for the first quarter of 2015 include:

•	Completed equity offering for 17,500,000 shares of common stock, raising additional $499 million in cash proceeds.

•
Completed acquisition of Experience I, Inc., the holding company for Title365, Trusted Signing and technology subsidiaries XI Labs and XI Analytics. Experience I and subsidiaries are included in results of operations beginning in January 2015.

•	Completed acquisitions of mortgage servicing rights for over $24.0 billion in unpaid principal balance.

•	Provided over 16,500 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 8.8% from 9.9% at the start of the year.

•
Funded $4.2 billion in mortgage loans for the year, including $1.9 billion related to retaining customers from our servicing portfolio. Refinanced $1.2 billion in HARP loans, providing relief to 7,293 customers.

Capital and Liquidity

We had cash on hand of $815.8 million as of March 31, 2015 and $299.0 million as of December 31, 2014, respectively. In addition, we had total equity of $1,675.6 million as of March 31, 2015 and $1,224.3 million as of December 31, 2014, respectively. The significant increase in cash on hand and equity for the quarter ended March 31, 2015 was principally the result of completing an equity offering in March 2015 of 17.5 million shares, which raised $499 million in cash proceeds. We expect to utilize excess cash to pay for MSR purchases and other acquisitions. We believe we have sufficient capital and liquidity to conduct our operations, including the acquisition of new portfolios that meet our return requirements.
Purchase of Bulk MSRs
During the quarter, we completed the acquisition of bulk MSRs associated with $20.2 billion in unpaid principal balance (UPB). We purchased the MSRs via cash on hand and the use of additional excess spread financings with New Residential and funds managed by Fortress Investment Group, all of which are affiliated companies. For additional information see Note 2, Mortgage Servicing Rights and Related Liabilities.
During the quarter ending June 30, 2015, we expect to close additional bulk MSRs associated with approximately $27.2 billion in UPB and have commitments to purchase an additional $30.0 billion of MSRs that are awaiting execution of documentation and/or applicable regulatory approvals and other customary closing conditions. We expect to utilize cash on hand and additional excess spread financings to purchase these MSRs.
Warehouse facilities
As a result of the increased activity in our Originations segment, our Mortgage Loans Held for Sale increased to $1.996 billion as of March 31, 2015 compared to $1.278 billion as of December 31, 2014. We have sufficient warehouse capacity to support our Originations segment.
As further discussed in Note 8, Indebtedness, two of our warehouse facilities and one MBS facility contain profitability requirement covenants that were breached as of March 31, 2015 as a result of the decline in the fair value of our MSRs. We obtained waivers for the period ending March 31, 2015. As of March 31, 2015, we were in compliance with all other covenants related to our borrowing facilities.
Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

Consolidated Results

Table 1. Consolidated Operations	For the three months ended March 31,
(in millions)	2015	2014

Revenues	$382	$470
Expenses	(384)	(321)
Other income (expense), net	(72)	(110)
Income (loss) before taxes	(74)	39
Income tax (benefit) expense	(27)	15
Net income (loss) attributable to Nationstar	$(47)	$24

The primary driver of the net loss for the period ended March 31, 2015 is additional negative mark-to-market adjustments of $155 million compared to the comparable 2014 period. Net income for our Originations segment and Solutionstar segment increased in the current quarter compared to the quarter ended March 31, 2014.

Table 2. Revenues	For the three months ended March 31,
(in millions)	2015	2014

Servicing	$109	$275
Originations	158	130
Solutionstar	112	65
Corporate and Other, including eliminations	3	—
Total revenues	$382	$470

Mark-to-market adjustments was the principal driver of the decline in revenues for the Servicing segment as well as the overall Company for the quarter ended March 31, 2015. Mark-to-market adjustments for the quarter ended March 31, 2015 were driven by the decline in interest rates since year end which resulted in both an increase in prepayments as well as a decline in the value of MSRs remaining on-balance sheet as of quarter end. Our Originations segment recorded higher revenues as a result of higher consumer direct locked volume and favorable marks on mortgage loans held for sale, both of which were driven by the favorable interest rate environment. Revenues increased for the Solutionstar segment primarily driven by the acquisition of Title 365 which contributed $23.3 million of revenue in the quarter as well as increased property sales compared to the first quarter of 2014.

Table 3. Expenses	For the three months ended March 31,
(in millions)	2015	2014

Servicing	$(181)	$(165)
Originations	(100)	(105)
Solutionstar	(81)	(39)
Corporate and Other, including eliminations	(22)	(12)
Total income before taxes	$(384)	$(321)

Expenses increased in total principally driven by the Solutionstar segment. This is a function of the growth in Solutionstar operations which resulted in increased headcount and the growth in Real Estate Services revenue (e.g., title, collateral valuation) which has higher associated vendor costs and an increase in technology spend. The increase in Servicing costs was principally driven by higher legal and compliance costs.

Table 4. Other income (expense), net	For the three months ended March 31,
(in millions)	2015	2014

Interest income	$44	$44
Interest expense	(115)	(157)
Gain (loss) on interest rate swaps and caps	(1)	3
Total income (expense) before taxes	$(72)	$(110)

Other income (expense), net declined as a result of a decline in interest expense. Interest expense declined substantially in the Servicing segment as a result of a reduction in advances primarily as a result of the completion of the MSR Financing Liability transactions. Interest expense also declined in our Originations segment principally as a result of lower cost of borrowing on our warehouse facilities. Interest expense was lower for our Unsecured Senior Notes, included within Corporate and Other segment as a result of the redemption of notes in July 2014.

Table 5. Income (loss) before taxes	For the three months ended March 31,
(in millions)	2015	2014

Servicing	$(106)	$50
Originations	59	24
Solutionstar	32	26
Corporate and Other, including eliminations	(59)	(61)
Total income (loss) before taxes	$(74)	$39

The decline in income (loss) before taxes for our Servicing segment as well as overall was principally driven by the $155 million reduction in revenue in the servicing segment as a result of mark-to-market adjustments. Income before taxes for our Originations segment increased when compared to the first quarter 2014 as a result of higher lock volumes combined with higher sales volume as well as lower salary expenses. Income before taxes for Solutionstar increased as a result of increased property sales as well as the acquisition of Title 365, partially offset by increased corporate expenditures, including technology, as we invest in new products and services.

Table 6. Income taxes (benefit)	For the three months ended March 31,
(in millions)	2015	2014

Income taxes (benefit)	$(27)	$15

The income tax benefit in the current period was primarily the result of MSR fair value marks. Our effective tax rate was 36.6% and 38.8% for the quarters ended March 31, 2015 and 2014, respectively.

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

Servicing Segment

Table 7. Servicing Operations	For the three months ended March 31,
(in millions)	2015	2014

Revenues	$109	$275
Expenses	(181)	(165)
Other income (expense), net	(34)	(60)
Income (loss) before taxes	$(106)	$50
Income (loss) before taxes margin	(97.2)%	18.2%

Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.4 million customers with an outstanding principal balance in excess of $390 billion as of March 31, 2015. Whether servicing mortgages we originate or on behalf of others, our approach is a customer centric model that emphasizes borrower interaction to minimize complaints, improve loan performance and cure loan delinquencies. Our commitment is to preserve neighborhoods and communities principally through continued home ownership. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors who ultimately own the mortgage.

Our servicing portfolio generates reliable and recurring cash flows although our earnings may vary period to period principally as a result of mark-to-market adjustments on our MSRs. Although mortgage loans by definition are an amortizing asset, our ability to deploy loss mitigation strategies, modify nonperforming loans, assist our existing customers with a refinance or new home purchase and take advantage of existing flow, correspondent and bulk opportunities generally allows us to replenish and modestly grow our servicing portfolio. We have a proven track record of reducing the delinquencies within portfolios and ultimately extending the duration of our overall MSR pool of loans which in turn increases the future earnings potential of such pools.

We generally acquire MSRs on a standalone basis or via a model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs; however, we believe we can access debt and equity markets for larger opportunities when prudent. We anticipate that current market and regulatory conditions will limit larger MSR purchases and will generally result in a preference by sellers to dispose of potentially more, but smaller, portfolios of $25 billion or less. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and generally do not require substantial capital.

In 2015, we remain focused on resolving complaints timely and, more importantly, reducing the overall number of complaints. Finally, we will continue to invest in technology, people and procedures that should allow us to drive costs per loan lower and continue to improve the scalability of our operations.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 8. Forward Servicing Portfolio UPB Rollforward	For the three months ended March 31,
(in millions)	2015	2014

Balance at the beginning of the period	$353,094	$361,779
Additions:
Originations	4,209	4,744
Acquisitions	23,871	3,631
Deductions:
Principal reductions and other	(2,559)	(2,416)
Voluntary reductions	(9,887)	(7,828)
Involuntary reductions	(2,855)	(2,675)
Net changes in loans serviced by others	(3,031)	(1,757)
Balance at the end of period	$362,842	$355,478

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 9. Servicing - Revenues	For the three months ended March 31,
	2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)
MSRs - Fair Value base servicing fees	$211	22	$215	22
Subservicing(2)	15	2	16	2
MSRs - LOCOM	19	2	14	1
Modification fees	12	1	19	2
Incentive fees	10	1	13	1
Late payment fees	18	2	18	2
Other revenues	29	3	32	3
Total service related revenue before MSR fair value adjustments	314	33	327	33
Fair value adjustments on MSRs - Fair Value	(210)	(22)	(78)	(8)
Fair value adjustments on excess spread financing	(13)	(1)	3	—
Fair value adjustments on MSR financing liability	4	—	11	1
Service related revenue	95	10	263	26
Net gain on mortgage loans held for sale	14	1	12	1
Total revenues	$109	11	$275	27

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000
(2) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.

Mark-to-market adjustments were the principal driver of the decline in revenues for the Servicing segment during the current quarter. Mark-to-market adjustments include the impact of scheduled payments and prepayments, as well as the impact of interest rates on the fair value of our MSRs, excess spread financing and MSR financing liability.

For the quarter ended March 31, 2015, we recorded $101 million in change in fair value associated with scheduled payments and prepayments which was an increase of $26 million over the same quarter ended 2014. The increase was principally driven by a decrease in interest rates which resulted in more borrowers who were current and had lower LTV ratios refinancing in the current period. In addition, we lowered the fair value of MSRs remaining on the balance sheet as of March 31, 2015 for similar borrowers included in our interest rate sensitive portfolio.

Base servicing fees remained relatively flat for the three month period ended March 31, 2015 to the comparable 2014 period. Modification fees and incentive fees were lower reflective of the decline in the 60 plus day delinquency rate from 11.1% as of March 31, 2014 as compared to 8.8% as of March 31, 2015. Other revenues declined as a result of a change in fees due to a new joint marketing agreement executed in September 2014.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	For the three months ended March 31,
($ in millions)	2015	2014
Average UPB:
MSRs - Fair Value	$338,366	$324,614
Subservicing	19,602	34,015
MSRs - LOCOM	27,684	28,928

Ending UPB:
MSRs - Fair Value
Agency	229,213	202,527
Non-Agency	113,906	123,886
Total MSRs - Fair Value	343,119	326,413

Subservicing:
Agency	14,833	20,667
Non-Agency	4,890	8,398
Total Subservicing	19,723	29,065

MSRs - LOCOM	27,386	28,927

Our Servicing portfolio's average unpaid principal balance increased as a result of continued MSR acquisitions over the last year in excess of liquidations and principal payments. We closed on $23.9 billion in servicing acquisitions during the three month period ended March 31, 2015 and originated an additional $4.2 billion during the period.

Table 11. Modifications and Workout Units	For the three months ended March 31,
	2015	2014
Modifications and Workout Units:
HAMP modifications	3,980	5,574
Non HAMP modifications	6,191	9,838
Workouts	6,361	7,405
Total Units	16,532	22,817

Total modifications and workouts decreased for the three month period ended March 31, 2015 compared to the prior year period as a result of our improved delinquencies reflected in the table below.

Table 12. Key performance metrics of our boarded forward servicing portfolio(1)	For the three months ended March 31,
	2015	2014
Loan count-servicing	2,080,338	1,947,160
Average loan amount	$165,762	$169,150
Average coupon - Credit sensitive(2)	4.70%	4.92%
Average coupon - Interest sensitive(2)	4.02%	3.99%
60+ delinquent (% of loans)(3)	8.8%	11.1%
Total Prepayment speed (12 month constant pre-payment rate)	13.8%	16.1%

(1) Characteristics and key performance metrics of our servicing portfolio excludes UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2) The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.

(3) Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

For fair value adjustments, see Note 2, Mortgage Servicing Rights and Related Liabilities for further information.

Table 13. Servicing - Expenses	For the three months ended March 31,
	2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)
Salaries, wages and benefits	$75	7	$73	8
General and administrative	106	12	92	9
Expenses	$181	19	$165	17

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000

The table below provides additional detail on our total general and administrative expenses recorded in our Servicing segment.

Table 14. General and Administrative Expenses	For the three months ended March 31,
	2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)
Legal and regulatory costs (including claim losses)	$42	4	$31	3
Operational costs	28	3	21	2
Offshoring costs	12	1	11	1
Corporate allocation charges	16	2	17	2
Subservicing	8	1	12	1
Total general and administrative expenses - Servicing	$106	11	$92	9

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000

Total servicing expenses increased during the three month period ended March 31, 2015 primarily as a result of higher legal and regulatory losses combined with higher corporate overhead allocation charges compared to the same period in 2014. Higher corporate allocations was primarily driven by an internal reorganization. Increases in general and administrative expenses were partially offset by lower salaries, wages and benefits related to reduced average headcount.

Table 15. Servicing - Other Income (Expense), net	For the three months ended March 31,
	2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)
Interest income	$25	3	$18	2
Interest expense:
Advance facilities	(13)	(1)	(45)	(5)
Excess spread financings	(19)	(2)	(20)	(2)
Other interest expense	(26)	(3)	(16)	(2)
Interest expense, total	(58)	(6)	(81)	(9)
Gain (loss) on interest rate swaps and cap	(1)	—	3	—
Other income (expense), net	$(34)	(3)	$(60)	(7)

WAC - Advance facilities	2.0%		2.4%
WAC - Excess spread financing	9.1%		9.2%

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000

We earn interest income principally on funds held in escrow (e.g., tax, insurance). In addition, to the extent reverse mortgages are part of a consolidated securitization, we earn interest income based upon the borrower interest rate applied to the HECM outstanding principal balance of mortgage loans. The principal driver of the increase in interest income relates to reverse mortgage interests.
Interest expense principally declined as a result of the decline in average advances outstanding for the periods presented. The decreases in advances are principally the result of the sale of advances to New Residential as part of the MSR Financing Liability transaction. See Note 2, Mortgage Servicing Rights and Related Liabilities, for further information.
Other interest expense consists of interest amounts owed related to our participating interest financing, compensating interest amounts paid on prepayments, and bank fees. The increase in other interest expense in the table above for the three month period ended March 31, 2015 was attributable to higher interest paid on our participating interest financing as a result of our higher average debt balance for the period. We paid $13.6 million in interest expense on our reverse mortgage portfolio for the three month period ended March 31, 2015 compared to $7.0 million in interest expense for the comparable 2014 period. In addition, we also paid higher interest expense on our

Originations Segment

Table 16. Originations - Operations	For the three months ended March 31,
(in millions)	2015	2014

Revenues	$158	$130
Expenses	(100)	(105)
Other income (expense), net	1	(1)
Income before taxes	$59	$24
Income before taxes margin	37.3%	18.5%

Our originations segment comprises both the Greenlight Loans and Nationstar brands. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate credit risk, typically sell these loans within approximately 30 to 60 days while retaining the associated servicing rights. Our primary focus is assisting customers currently in our servicing portfolio with refinances or loans for new home purchases (or recapture). This increases our origination margins by reducing marketing and other costs to acquire customers as well as replenishment of our servicing portfolio.

Table 17. Originations - Revenues	For the three months ended March 31,
(in millions)	2015	2014

Service related	$7	$14

Gain on loans sold	183	194
Fair value mark-to-market on loans held for sale	(51)	(155)
Mark-to-market on locks and commitments(1)	(21)	26
Provision for repurchases	(4)	(7)
Capitalized servicing rights	44	58
Net gain on mortgage loans held for sale	151	116

Total revenues	$158	$130

Key Metrics
Consumer Direct Locked Volume	$2,984	$2,651
Other Locked Volume	1,558	1,548
Funded Volume, Total	4,209	4,744
Funded HARP Volume, Total	1,181	2,445
Recapture percentage	24.0%	46.0%
Purchase percentage of funded volume	24.0%	28.0%
Value of Capitalized Servicing	118 bps	107 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.

In evaluating performance, we combine gain on loans sold and fair value mark-to-market adjustments on loans held for sale. When considered together, the Company had net gains of $132 million for the quarter ended March 31, 2015, versus $39 million for the comparable quarter. The increase was primarily driven by higher consumer direct locked volume and favorable marks on mortgage loans held for sale, both of which were driven by a favorable interest rate environment in the quarter.

Revenues were also positively impacted by secondary and capital market gains, which include both securitization and derivative gains. Funded HARP volumes continued to decline as expected.

During the quarter, we recaptured 24.0% of voluntary repayments, which principally reflects increased repurchase activity as a result of declining interest rates. The 24% recapture rate equated to 92% recapture of economics associated with voluntary prepayments on the servicing portfolio and generated approximately $22 million of new cash proceeds.

Table 18. Originations - Expenses	For the three months ended March 31,
(in millions)	2015	2014

Salaries, wages and benefits	$69	$67
General and administrative	31	38
Expenses	$100	$105

Salaries, wages and benefits was flat for the periods presented, but declined as a percentage of locked volumes as a result of increased productivity.

Table 19. Originations - Other Income (Expense), net	For the three months ended March 31,
(in millions)	2015	2014

Interest income	$15	$22
Interest expense	(14)	(23)
Other income (expense), net	1	$(1)

WAC - Mortgage loans held for sale	4.1%	4.6%
WAC - Warehouse facilities	2.4%	2.8%

Interest income relates principally to Mortgage Loans Held for Sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. Interest income principally declined as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 20. Repurchase Reserves	For the three months ended March 31,
	2015	2014
Repurchase reserves, beginning of period	$29	$41
Provisions	4	7
Charge-offs	(3)	(4)
Repurchase reserves, end of period	$30	$44

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

In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to net gain on mortgage loans held for sale.

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

After evaluating the enhanced framework, the composition of loans originated, quality control standards, historical repurchase requests and the passage of time, we reduced our repurchase reserve during the fourth quarter of 2014 to reflect loans where the repurchase provision expired and to reflect our best estimate of possible future requests. We believe the analysis used to evaluate future expected repurchase exposure is appropriate and our period-end repurchase reserve balance is adequate.

Solutionstar Segment

Table 21. Solutionstar - Operations	For the three months ended March 31,
(in millions)	2015	2014

Revenues	$113	$65
Expenses	(81)	(39)
Other income (expense), net	—	—
Income before taxes	$32	$26
Income before taxes margin	28.3%	40.0%

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

HomeSearch.comSM, our Residential Real Estate exchange, is designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. We intend to utilize new technologies integrated with timely, relevant and accurate data to empower our customers whether they are a homeowner, homebuyer, seller or the agents that serve them. The search function of HomeSearch.comSM was expanded throughout 2014 both with respect to functionality and complement of accurate, timely residential listings.

With respect to our Real Estate Services, we are focused on the creation and delivery of high quality services (e.g., title and close, collateral valuation, asset management) for purchase, refinance and default transactions. Our primary focus to date has been to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform. Today, significant opportunity still exists with respect to penetration of our own operations and current customers. In addition, in January 2015, we completed the acquisition of Title 365, our first significant investment in purchase title related services. In addition, Title 365 also added a significant amount of third party revenue.

HomeSearch.comSM allows customers to seamlessly purchase distressed properties online. As a result of the success of this platform, we are expanding HomeSearch.comSM to include the ability to buy or sell distressed and non-distressed properties. To reflect the increased functionality, the site has been rebranded and will soon launch as Xome.com (Xome). Xome will contain a web platform and easy to use mobile-application, giving customers instant access to over 75% of all active MLS listings in the United States. The Xome portal assists customers through each step of the process from finding an agent, searching for a property, obtaining a mortgage, to closing the transaction. Unlike traditional real estate transactions that can be complicated, Xome customers will be effortlessly guided through the process, all while a dedicated customer service specialist is available to answer any questions.

Table 22. Solutionstar - Revenues	For the three months ended March 31,
($ in millions)	2015	2014

Revenues
Real Estate Exchange	$49	$27
Real Estate Services	63	38
Total Revenues	$112	$65

Key Metrics
Properties sold	5,483	4,538
REO inventory at period end	9,114	8,532
HomeSearch.comSM registered users	191,953	17,079
3rd party business %	31%	18%

Revenue related to Real Estate Exchange grew principally due to an increase in the volume of properties sold as well as our acquisition of Real Estate Digital in the second quarter of 2014.

Real Estate Services revenue growth was primarily driven by our acquisition of Experience 1, Title 365 and related entities in January 2015 which contributed $23.3 million in additional revenues for the quarter ended March 31, 2015.

Table 23. Solutionstar - Expenses	For the three months ended March 31,
(in millions)	2015	2014

Salaries, wages and benefits	$44	$12
General and administrative	37	27
Expenses	$81	$39

The increase in expenses is due largely to an increase in personnel related costs driven by our acquisitions of Experience 1 and Real Estate Digital and expansion of our service offerings as well as investment in corporate functions. General and administrative costs increased primarily due to higher revenue from our Real Estate Services group. In addition, we continue to build-out the infrastructure to support our growth initiatives, including investing in technology.

Corporate and Other

Table 24. Corporate and Other - Operations	For the three months ended March 31,
(in millions)	2015	2014

Revenues	$2	$—
Expenses	(22)	(12)
Other income (expense), net	(39)	(49)
Income (loss) before taxes	$(59)	$(61)

Table 25. Income before taxes components	For the three months ended March 31,
(in millions)	2015	2014

Unsecured Senior Notes	$(40)	$(50)
Legacy	(3)	(3)
Other Corporate	(16)	(8)
Income (loss) before taxes	$(59)	$(61)

Our Corporate and Other reporting unit consists of non-prime and nonconforming residential mortgage loans that were primarily originated prior to July 2007. Revenues and expenses are related to mortgage loans transferred to a securitization trust in 2009 that was structured as secured borrowings resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt.

We also include certain non-allocated corporate expenses, principally interest expense on Unsecured Senior Notes as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

Table 26. Legacy Portfolio	As of March 31,
(in millions)	2015	2014

Performing - UPB	$194	$210
Nonperforming (90+ Delinquency) - UPB	75	88
REO - Estimated Fair Value	2	3
Total Legacy Portfolio	$271	$301

Table 27. Corporate and Other - Expenses	For the three months ended March 31,
(in millions)	2015	2014

Salaries, wages and benefits	$9	$4
General and administrative	13	8
Expenses	$22	$12

The increase in expenses in our Corporate and Other was primarily the result of higher losses on REO liquidations in the period compared to the prior year period, combined with higher technology spend to enhance our corporate infrastructure. For the three month period ended March 31, 2015, we realized $5.8 million in losses from REO liquidations, as compared to $0.6 million for the comparable 2014 period. In addition, during the 2014 period we recorded a true-up to our annual bonus accrual for corporate personnel.

Table 28. Corporate and Other - Other income (expense), net	For the three months ended March 31,
(in millions)	2015	2014

Interest income	$4	$3
Interest expense	(43)	(52)
Gain (loss) on interest rate swaps and cap	—	—
Other income (expense), net	$(39)	$(49)

WAC - Unsecured senior notes	7.3%	7.8%

Interest income is limited to amounts earned for funds on deposit and the interest earned on our mortgage loans held for investment previously securitized in 2009. Interest expense is principally associated with the Unsecured Senior Notes which are discussed in Note 8, Indebtedness.

Other income (expense), net principally includes interest expense associated with our Unsecured Senior Notes. The decline in Other income (expense) for the three month period ended March 31, 2015 was the result of lower average outstanding balance on our Unsecured Senior Notes as a result of the redemption of $285 million in July 2014.

MORTGAGE SERVICING RIGHTS AND RELATED LIABILITIES

MSRs - Fair Value consists of rights we own to service traditional forward residential mortgage loans owned by both agencies and non-agencies. As of March 31, 2015, agency loans consisted of $229.2 billion in UPB with a carrying amount of $2,031.6 million. Non-agency loans consisted of $113.9 billion in UPB with a carrying amount of $990.6 million. The weighted average coupon rate for agency loans was 4.45% versus 4.63% for non-agency loans as of March 31, 2015. As of December 31, 2014 agency loans consisted of $215.3 billion in UPB with a carrying amount of $986.5 million. Non-agency loans consisted of $118.3 billion in UPB with a carrying amount of $1,963.3 million.

MSRs - LOCOM, which consists of rights to service reverse residential mortgage loans primarily owned by Fannie Mae consists of $11.4 billion and $11.2 billion in UPB with a carrying amount of $10.8 million and $11.5 million as of March 31, 2015 and

December 31, 2014, respectively. We also carry a mortgage servicing rights liability carried at LOCOM, which consists of the obligation to service reverse residential mortgage loans primarily owned by Ginnie Mae, with a total of $14.4 billion and $14.0 billion in UPB and a carrying amount of $58.6 million and $65.4 million as of March 31, 2015 and December 31, 2014, respectively.

	As of March 31,
Table 29. MSRs and Related Liabilities	2015		2014
(in millions)	UPB	Carrying Amount	UPB	Carrying Amount

MSRs - Fair Value
Credit Sensitive
Agency	$127,346	$1,012	$139,340	$990
Non-agency	113,906	990	123,886	852
Total Credit Sensitive	241,252	2,002	263,226	1,842
Interest Sensitive - Agency	101,867	1,020	63,187	735
Total MSRs - Fair Value	$343,119	$3,022	$326,413	$2,577

Subservicing(1)
Agency	14,833	N/A	20,667	N/A
Non-agency	4,890	N/A	8,398	N/A
Total Subservicing	19,723		29,065

MSRs - LOCOM(2)	27,386	11	28,927	14
Total servicing portfolio unpaid principal balance	$390,228	$3,033	$384,405	$2,591

(1) Subservicing amounts include residential mortgage loans originated but have yet to be sold to third party market investors and agency REO balances for which we own the mortgage servicing rights.

(2) Our MSRs - LOCOM also includes approximately $58.6 million and $65.4 million of mortgage servicing liabilities carried at amortized cost as of March 31, 2015 and March 31, 2014, respectively.

Our servicing portfolio consists of credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, typically servicing values are correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases principally as a result of lower prepayments. Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. As part of the assessment, we consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning, and residential mortgage loan composition. Interest sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolio primarily consist of higher delinquency single-family non-conforming residential forward mortgage loans in private label securitizations.

	As of March 31,
Table 30. Fair Value MSR Valuation	2015			2014
($ in millions)	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps

MSRs - Fair Value
Credit Sensitive	$241,252	$2,002	83	$263,226	$1,842	70
Interest Sensitive - Agency	101,867	1,020	100	63,187	735	116
Total MSRs - Fair Value	$343,119	$3,022	88	$326,413	$2,577	79

The value in our credit sensitive fair value MSRs increased as a result of the overall portfolio performance which led to decreased delinquencies in this portfolio. The value in our interest sensitive fair value MSRs decrease is consistent with our increased prepayment assumptions as a result of the lower interest rate environment.

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 31. MSRs - Fair Value, Rollforward	For the three months ended March 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$2,950	$2,488
Additions:
Servicing retained from whole loan sales	44	58
Purchases of servicing assets	238	109
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(109)	(3)
Other changes in fair value:
Scheduled principal payments	(23)	(18)
Prepayments(1)	(78)	(57)
Fair value at the end of the period	$3,022	$2,577
(1)Prepayment amounts presented above include voluntary and involuntary liquidations.
In the fourth quarter of 2014, we revised our approach in calculating Other Changes in Fair Value in the above rollforward. Under the revised approach, we began incorporating voluntary principal payments, which were previously included as a component in the Due to changes in valuation inputs or assumptions line, as a component of Other changes in fair value in Table 31. We have reclassified the amounts presented in the March 31, 2014 rollforward to conform to the current presentation. While amounts were reclassed in the 2014 period, there was no impact to net income or to the total changes in fair value in the prior period.
We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	As of March 31,
Table 32. MSRs - Fair Value, weighted average assumptions	2015	2014

Credit Sensitive MSRs
Discount rate	11.79%	13.69%
Total prepayment speeds	18.14%	20.65%
Expected weighted-average life (years)	5.74 years	4.64 years
Interest Sensitive MSRs
Discount rate	9.08%	9.54%
Total prepayment speeds	14.12%	10.52%
Expected weighted average life (years)	5.63 years	7.06 years

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. We determine the discount rate through review of recent market transactions as well as comparing our discount rate to those utilized by third party valuation specialists. Total prepayment speeds represents the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total expected years in which we expect to service the MSR.

As a result of the lower interest rate environment, we adjusted our total prepayment speeds, primarily in our interest rate sensitive portfolio. The higher prepayment speeds were slightly offset by decreases in our expected prepayment speeds related to our credit sensitive portfolio as a result of our improved portfolio performance and overall lower delinquencies.

Excess Spread Financing

As further disclosed in Note 2, Mortgage Servicing Rights and Related Liabilities and Note 18, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC, we entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR for both book and tax purposes can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is meant to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We will then 'sell' a percentage of the excess fee, typically 67% for agency MSRs, as a method for efficiently financing acquired MSRs. Excess Spread Financings are presently applicable only to acquired MSRs; however, they can be entered into at any time for both acquired and originated MSRs. To date, the acquirer has been New Residential and certain funds managed by Fortress Investment Group, all of which are affiliated companies.

The impact on future revenues and capital resources from executed Excess Spread Agreements varies principally due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2, Mortgage Servicing Rights and Related Liabilities, we disclose the range of assumptions for prepayment speeds, average life, discount rate and recapture rate. In addition, we provide sensitivities for discount rate and prepayment speeds.

Table 33. Excess Spread Financing	For the three months ended March 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$1,031	$986
Additions:
New financings	53	38
Deductions:
Settlements	(50)	(43)
Fair Value Changes	13	(3)
Fair value at the end of the period	$1,047	$978

Weighted-average assumptions:
Mortgage prepayment speeds	11.9%	10.2%
Average life of mortgage loans	5.80 years	4.60 years
Discount rate	11.4%	13.4%

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

Mortgage Servicing Rights Financing Liability

Table 34. MSRs Financing Liability - Rollforward	For the three months ended March 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$49	$30
Additions:
New financings	—	21
Deductions:
Changes in fair value(1):	(4)	(11)
Fair value at the end of the period	$45	$40

Weighted-average assumptions:
Advance financing rates	2.72%	2.40%
Annual advance recovery rates	24.91%	24.24%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs offset by fair value model assumption changes.
We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2015 and March 31, 2014 being advance financing rates and advance recovery rates.

In December 2013, we agreed to sell to a joint venture entity capitalized by New Residential, an affiliated party, and other independent third-party investors certain advances and the associated MSRs for non-agency mortgage loans held in private label securities, including the right to receive the basic service fee component. We are not a party to the joint venture. For accounting purposes, the advances associated with the transaction are treated as sold whereas the MSRs associated with the transaction are treated as a financing.

We believe the Mortgage Servicing Rights Financing Liability structure is most appropriate for MSRs associated with non-agency securities that have significant advance requirements. Non-agency securities are in limited supply in the current market and as a result, we may not utilize this structure again in the near future.

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

Table 35. Leveraged Portfolio Characteristics	March 31,
(in millions)	2015	2014

Owned forward servicing portfolio - unencumbered	$104,877	$76,151
Owned forward servicing portfolio - encumbered	238,242	250,262
Subserviced forward servicing portfolio	19,723	29,065
Total unpaid principal balance	$362,842	$355,478

Our encumbered forward servicing portfolio consists of residential mortgage loans included within our Excess Spread Financing transactions and our MSR Financing Liability.

MSRs - LOCOM
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 36. Reverse Portfolio Characteristics	For the three months ended March 31,
($ in millions, except for average loan amount)	2015	2014

Loan count	156,968	166,041
Ending unpaid principal balance	$27,386	$28,927
Average loan amount	$174,471	$174,219
Average coupon	2.97%	2.97%
Average borrower age	81	77
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

This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of March 31, 2015 or December 31, 2014.

Analysis of Items on Consolidated Balance Sheet

Table 38. Assets	March 31, 2015	December 31, 2014	% Change
(in millions)

Cash and cash equivalents	$816	$299	173%
Mortgage servicing rights	3,033	2,961	2%
Advances	2,470	2,546	(3)%
Reverse mortgage interests	2,634	2,453	7%
Mortgage loans held for sale	1,996	1,278	56%
Other assets	1,693	1,576	7%
Total assets	$12,642	$11,113	14%

Our total assets as of March 31, 2015 increased to $12.6 billion. The increase was primarily the result of our March 2015 equity offering in which we raised over $498 million in cash proceeds. We also saw an increase in our mortgage loans held for sale as we originated over $4.2 billion in mortgage loans during the three month period ended March 31, 2015 as a result of the low interest rate environment.

Table 39. Liabilities and Stockholders' Equity Analysis	March 31, 2015	December 31, 2014	% Change
(in millions)

Unsecured senior notes	$2,159	$2,159	—%
Advance facilities	1,883	1,902	(1)%
Warehouse facilities	2,477	1,573	57%
MSR related liabilities - nonrecourse	1,093	1,080	1%
Other liabilities	3,355	3,174	6%
Total liabilities	10,967	9,888	11%
Total equity	1,675	1,224	37%
Total liabilities and equity	$12,642	$11,112	14%

Total liabilities and equity increased to $12.6 billion as of March 31, 2015. This increase was primarily the result of an increase in total equity from our March 2015 equity offering, in which we sold 17,500,000 shares of our common stock and raised $499 million in capital. In addition, we also leveraged our outstanding warehouse facilities during the period as a result of our increase in our mortgage loans held for sale balance.

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

Liquidity
Sources and Uses of Cash

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) payments received from sale or securitization of loans; (iii) proceeds received from the sale of mortgage loans held for sale; (iv) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (v) lines of credit, other secured borrowings and the unsecured senior notes; and (vi) payments received in connection with the sale of advance receivables and excess spread.

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

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSE's and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 13, Capital Requirements. If needed, we would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

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

Cash Flows

Table 40. Cash	As of March 31,
(in millions)	2015	2014

Cash and cash equivalents	$816	$404

Our cash balance increased to $816 million as of March 31, 2015 from $404 million as of March 31, 2014, primarily due to higher cash inflows in our financing activities, offset by lower cash inflows from operating and investing activities. In March 2015, we completed an equity offering in which we sold $17.5 million shares of our common stock and raised approximately $499 million in cash proceeds.

Table 41. Operating Cash Flow	For the three months ended March 31,
(in millions)	2015	2014

Net cash attributable to operating activities	$(660)	$641

Our operating activities used $661 million during the three months ended March 31, 2015 and provided $617 million for the same period in the prior year. The decrease in operating cash flows during the 2015 period was primarily the net result of:

•
The decrease in cash proceeds of $2,358 million from the timing on proceeds received from the sale of our residential mortgage loans and payments received on mortgage loans. This decrease was offset by lower cash outflows from the originations and purchase of residential mortgage loans during the current period. We originated and purchased $4,615 million in residential mortgage loans during the three month period ended three months ended March 31, 2015, compared to $5,403 million in mortgage originations and purchases for the comparable 2014 period.

•	An increase of $232 million cash inflows from working capital primarily due to increased recoveries on servicer advances.

Table 42. Investing Cash Flows	For the three months ended March 31,
(in millions)	2015	2014

Net cash attributable to investing activities	(239)	$81

Our investing activities used $239 million and provided $81 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash outflows was related to increased cash outflows for the purchase of forward mortgage servicing rights of $103 million and our acquisition of Title 365 for $31 million.

Table 43. Financing Cash Flow	For the three months ended March 31,
(in millions)	2015	2014

Net cash attributable to financing activities	1,416	$(759)

Our financing activities provided $1,417 million and used $759 million of cash flow during the three months ended March 31, 2015 and 2014, respectively. The increase was primarily attributable to increased cash flows of $1.9 billion from outstanding warehouse and advance facilities combined with an increase of $499 million in cash proceeds from the issuance of common stock in March 2015.

Capital Resources

Capital Structure and Debt

Table 44. Debt	As of March 31,
(in millions)	2015	2014

Advance facilities	$1,883	$2,756
Warehouse facilities	2,477	1,836
Unsecured senior notes	2,159	2,444

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the three month period ended March 31, 2015, we recorded a charge to service related revenues related to the changes in fair value associated with our mortgage servicing rights recorded at fair value. As a result of the charge, we were unable to meet the profitability requirements in two of our outstanding warehouse facilities and one of our MBS advance facilities. We asked for, and received, a waiver from these financial institutions on these profitability requirements. With the exception of this waiver, we were in compliance with all other required financial covenants as of March 31, 2015.

Advance facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. In 2013 and 2014, we sold approximately $2.5 billion of servicer advances to New Residential Investment Corp. (New Residential) and others. Pursuant to the terms of our agreements with New Residential, for these pools of loans, New Residential now has the obligation to fund future advances on the related loans. We also sold the related notes payable facilities associated with financing these advances.

As servicer for reverse mortgage loans, among other things, we are required to make advances to borrowers. We typically hold the participation interests, which are made up of the related advances for approximately 30 days while we pool the participation interests into a government securitization.

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

Unsecured senior notes
From 2010 through 2013, we completed offerings of $2.4 billion of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.500% to 10.875%. We redeemed all of our outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. The remaining unsecured notes pay interest ranging from 6.500% to 9.625% with maturity dates ranging from August 2018 to June 2022.

As of March 31, 2015, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows (in millions):

Table 45. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2015	$—
2016	—
2017	—
2018	475
2019	375
Thereafter	1,300
Total	$2,150

CRITICAL ACCOUNTING POLICIES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those valued using significant unobservable inputs including (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of mortgage servicing rights financing liability, and valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies since December 31, 2014.

Recent Accounting Developments
See Note 1, Nature of Business and Basis of Presentation, of the notes to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements, which is incorporated herein.

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

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of March 31, 2015, from amounts previously disclosed in on our Form 10-K filed on February 27, 2015.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 10, Securitizations and Financings, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which is incorporated herein, for a summary of Nationstar's transactions with VIEs and details of their impact on our consolidated financial statements.
Derivatives
See Note 7, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which is incorporated herein, for a summary of Nationstar's derivative transactions.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	increased legal and regulatory proceedings and related costs; and

•	loss of our licenses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the discussion of market risks included in Part II, Item 7A of our Form 10-K filed February 27, 2015, which is herein incorporated by reference. There has been no material change in the types of market risks faced by us since December 31, 2014.
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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at March 31, 2015 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes or additions to the legal proceedings previously disclosed under "Legal Proceedings" included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015. From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. In addition, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 14 - Commitments and Contingencies).
Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities By the Issuer and Affiliated Purchasers

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	—	$—	—	—
March 1, 2015 - March 31, 2015	196,715	$29.43	—	—
Total	196,715		—	—

(1) The 196,715 shares of common stock of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment No. 4, dated as of January 27, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.2
Amendment No. 5, dated as of January 30, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.3	Amendment Number Ten, dated March 26, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.4**	Nationstar Mortgage Holdings Inc. Amended and Restated 2012 Incentive Compensation Plan, dated as of February 24, 2015					X

10.5**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan					X

10.6**	Nationstar Mortgage Holdings Inc. Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	4/2/2015

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

May 7, 2015	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 7, 2015	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Amendment No. 4, dated as of January 27, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.2
Amendment No. 5, dated as of January 30, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, and Barclays Bank PLC, as administrative agent and as sole noteholder of the Class A-VF1 variable funding notes, the Class B-VF1 variable funding notes, the Class C-VF1 variable funding notes and the Class D-VF1 variable funding notes
X

10.3	Amendment Number Ten, dated March 26, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.4**	Nationstar Mortgage Holdings Inc. Amended and Restated 2012 Incentive Compensation Plan, dated as of February 24, 2015					X

10.5**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan					X

10.6**	Nationstar Mortgage Holdings Inc. Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	4/2/2015

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**	Management contract, compensatory plan or arrangement.