Form 10-Q
period 2015-06-30
Nationstar Mortgage Holdings Inc.
filed 2015-08-03
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of June 30, 2015: 109,734,001

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$562,939	$299,002
Restricted cash	387,914	285,530
Mortgage servicing rights, $3,350,298 and $2,949,739 at fair value, respectively	3,360,322	2,961,321
Advances	2,348,114	2,546,362
Reverse mortgage interests	7,424,565	2,453,069
Mortgage loans held for sale	1,906,010	1,277,931
Mortgage loans held for investment, net of allowance for loan losses of $3,549 and $3,531, respectively	182,330	191,569
Property and equipment, net of accumulated depreciation of $87,468 and $69,721, respectively	134,155	129,611
Derivative financial instruments	108,265	91,051
Other assets	906,889	877,229
Total assets	$17,321,503	$11,112,675
Liabilities and stockholders' equity
Unsecured senior notes	$2,158,392	$2,159,231
Advance facilities	1,826,452	1,901,783
Warehouse facilities	2,152,915	1,572,622
Payables and accrued liabilities	1,390,207	1,322,078
MSR related liabilities - nonrecourse	1,287,140	1,080,465
Mortgage servicing liabilities	47,775	65,382
Derivative financial instruments	7,859	18,525
Other nonrecourse debt	6,693,772	1,768,311
Total liabilities	15,564,512	9,888,397
Commitments and contingencies	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 108,881 shares and 90,999 shares issued, respectively	1,084	910
Additional paid-in-capital	1,097,441	587,446
Retained earnings	669,303	643,059
Treasury shares; 858 shares and 602 shares at cost, respectively	(18,637)	(12,433)
Total Nationstar stockholders' equity	1,749,191	1,218,982
Noncontrolling interest	7,800	5,296
Total equity	1,756,991	1,224,278
Total liabilities and equity	$17,321,503	$11,112,675
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Service related	$457,723	$376,817	$672,846	$718,528
Net gain on mortgage loans held for sale	163,886	172,916	330,880	300,852
Total revenues	621,609	549,733	1,003,726	1,019,380
Expenses:
Salaries, wages and benefits	198,356	154,052	377,112	310,647
General and administrative	242,629	192,659	447,716	357,197
Total expenses	440,985	346,711	824,828	667,844
Other income (expense):
Interest income	87,155	42,941	130,929	86,884
Interest expense	(147,863)	(139,422)	(263,511)	(296,022)
Gain (loss) on interest rate swaps and caps	95	(953)	(672)	1,868
Total other income (expense)	(60,613)	(97,434)	(133,254)	(207,270)
Income before taxes	120,011	105,588	45,644	144,266
Income tax expense	44,171	38,941	16,646	53,942
Net income	75,840	66,647	28,998	90,324
Less: Net gain (loss) attributable to noncontrolling interests	1,281	192	2,754	(167)
Net income attributable to Nationstar	74,559	66,455	26,244	90,491
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of $0 and ($1,183), respectively	—	—	—	(1,963)
Comprehensive income	$74,559	$66,455	$26,244	$88,528

Earnings per share:
Basic earnings per share	$0.69	$0.74	$0.27	$1.01
Diluted earnings per share	$0.69	$0.74	$0.26	$1.01
Weighted average shares:
Basic	107,521	89,465	98,864	89,404
Dilutive effect of stock awards	368	729	548	592
Diluted	107,889	90,194	99,412	89,996
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury shares	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling interests	Total Equity
Balance at December 31, 2013	90,330	$906	$566,642	$422,341	$(6,944)	$1,963	$984,908	$4,990	$989,898
Shares (including forfeitures) issued under incentive plan	1,271	4	(4)	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	18,565	—	—	—	18,565	—	18,565
Excess tax benefit from share-based compensation	—	—	2,243	—	—	—	2,243	—	2,243
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	(5,489)	—	(5,489)	—	(5,489)
Net income	—	—	—	220,718	—	—	220,718	306	221,024
Balance at December 31, 2014	91,601	910	587,446	643,059	(12,433)	—	1,218,982	5,296	1,224,278
(unaudited)
Shares (including forfeitures) issued under incentive plan	633	—	—	—	—	—	—	—	—
Acquisition of non-controlling interest in subsidiaries	—	(1)	1	—	—	—	—	(250)	(250)
Share-based compensation	—	—	11,313	—	—	—	11,313	—	11,313
Issuance of common stock, net	17,500	175	497,586	—	—	—	497,761	—	497,761
Excess tax benefit from share-based compensation	—	—	1,095	—	—	—	1,095	—	1,095
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(6,204)	—	(6,204)	—	(6,204)
Net income	—	—	—	26,244	—	—	26,244	2,754	28,998
Balance at June 30, 2015	109,734	1,084	1,097,441	669,303	(18,637)	—	1,749,191	7,800	1,756,991

See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the six months ended June 30,
	2015	2014
Operating Activities
Net income attributable to Nationstar	$26,244	$90,491
Reconciliation of net income to net cash attributable to operating activities:
Share-based compensation	11,313	6,868
Excess tax benefit from share-based compensation	(1,095)	(2,189)
Net gain on mortgage loans held for sale	(330,880)	(300,852)
Mortgage loans originated and purchased, net of fees	(9,883,868)	(11,470,908)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	9,429,885	12,089,338
Gain (loss) on interest rate swaps and caps	672	(1,868)
Cash settlement on derivative financial instruments	—	1,352
Depreciation and amortization	26,627	20,401
Amortization (accretion) of premiums/discounts	(5,190)	13,037
Fair value changes in excess spread financing	38,951	23,767
Fair value changes and amortization/accretion of mortgage servicing rights	183,042	123,573
Fair value change in mortgage servicing rights financing liability	9,640	(49,257)
Changes in assets and liabilities:
Advances	217,638	769,754
Reverse mortgage interests	(124,449)	(413,478)
Other assets	65,637	223,116
Payables and accrued liabilities	38,697	(260,566)
Net cash attributable to operating activities	(297,136)	862,579

Investing Activities
Property and equipment additions, net of disposals	(27,051)	(23,678)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(500,041)	(187,803)
Purchase of reverse mortgage interests, net of participations sold	(4,815,684)	—
Proceeds on sale of servicer advances	—	512,527
Acquisitions, net	(45,276)	(18,000)
Net cash attributable to investing activities	(5,388,052)	283,046
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the six months ended June 30,
	2015	2014
Financing Activities
Transfers (to) / from restricted cash, net	(102,384)	241,423
Issuance of common stock, net of issuance costs	497,761	—
Debt financing costs	(10,639)	(9,153)
Increase (decrease) in warehouse facilities	580,293	(1,380,793)
Increase (decrease) in advance facilities	(75,331)	(76,148)
Proceeds from HECM securitizations	342,403	—
Repayment of HECM securitizations	(63,013)	—
Issuance of excess spread financing	258,196	111,118
Repayment of excess spread financing	(100,228)	(85,257)
Increase in participating interest financing in reverse mortgage interests	4,633,093	192,355
Proceeds from mortgage servicing rights financing	—	52,835
Repayment of nonrecourse debt – Legacy assets	(5,917)	(7,414)
Excess tax benefit from share-based compensation	1,095	2,189
Surrender of shares relating to stock vesting	(6,204)	(4,755)
Net cash attributable to financing activities	5,949,125	(963,600)
Net increase (decrease) in cash and cash equivalents	263,937	182,025
Cash and cash equivalents at beginning of period	299,002	441,902
Cash and cash equivalents at end of period	$562,939	$623,927

Supplemental disclosures of cash activities
Cash paid for interest expense	$262,954	$256,655
Net cash (received)/paid for income taxes	9,734	(25,540)
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$1,465	$2,125
Mortgage servicing rights resulting from sale or securitization of mortgage loans	105,506	120,212
Payable to seller of forward mortgage servicing rights	13,492	25,060
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

Recent Accounting Developments

In 2015, Nationstar adopted ASU 2014-14. As a result of this adoption, the Company reclassified $22.3 million and $36.0 million of Real Estate Owned to Receivables from trusts, agencies and prior servicers, net, as of June 30, 2015 and December 31, 2014, respectively, both of which are a component of Other Assets on the consolidated balance sheet. Additionally, the Company reclassified $69.4 million of real estate owned (previously recorded as a component of other assets) to reverse mortgage interest as of December 31, 2014, on its consolidated balance sheet. Consequently, the presentation is consistent for all periods presented.

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

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (ASU 2014-04). This update requires disclosure of consumer mortgage loans collateralized by residential real estate for which formal foreclosure proceedings are in process. Consistent with the Company's adoption of ASU 2014-04, the Company made the required disclosure for the current and prior year in the Mortgage Loans Held for Sale and Investment footnote. The adoption of ASU 2014-04 did not have an impact to the Company's net income.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

2. Mortgage Servicing Rights and Related Liabilities

MSRs and Related Liabilities	June 30, 2015	December 31, 2014
MSRs - Fair Value	$3,350,298	$2,949,739
MSRs - LOCOM	10,024	11,582
Mortgage Servicing Rights	3,360,322	2,961,321

Mortgage Servicing Liabilities	47,775	65,382

Excess spread financing - fair value	1,228,070	1,031,035
Mortgage servicing rights financing liability - fair value	59,070	49,430
MSR Related Liabilities (nonrecourse)	$1,287,140	$1,080,465

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

The following table provides a breakdown of the total credit and interest sensitive UPBs for Nationstar's owned MSRs.

	June 30, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
Credit Sensitive	$247,720,305	$2,171,954	241,769,601	1,919,290
Interest Sensitive	105,686,989	1,178,344	91,843,044	1,030,449
	$353,407,294	$3,350,298	$333,612,645	$2,949,739

The activity of MSRs carried at fair value is as follows for the dates indicated:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the six months ended June 30,
	2015	2014
Fair value at the beginning of the period	2,949,739	2,488,283
Additions:
Servicing resulting from transfers of financial assets	105,506	120,212
Purchases of servicing assets	494,145	193,677
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	18,347	24,821
Other changes in fair value	(217,439)	(148,859)
Fair value at the end of the period	$3,350,298	$2,678,134
In the fourth quarter of 2014, the Company revised its approach in calculating Other Changes in Fair Value in the above rollforward. Under the revised approach, Nationstar began incorporating scheduled principal payments, which were previously included as a component in the Due to changes in valuation inputs or assumptions line, as a component in Other changes in fair value. Nationstar has reclassified the amounts presented in the June 30, 2014 rollforward to conform to the current presentation. There was no impact to net income or to the total changes in fair value in the prior period as a result of the reclassified amounts.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	June 30, 2015	December 31, 2014
Discount rate	11.66%	11.96%
Total prepayment speeds	17.05%	18.58%
Expected weighted-average life	5.91 years	5.39 years
Interest Sensitive	June 30, 2015	December 31, 2014
Discount rate	9.10%	9.09%
Total prepayment speeds	11.68%	11.27%
Expected weighted-average life	6.38 years	6.49 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at June 30, 2015 and December 31, 2014:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2015
Mortgage servicing rights	$(135,060)	$(247,779)	$(130,260)	$(249,466)
December 31, 2014
Mortgage servicing rights	$(110,900)	$(207,295)	$(112,603)	$(199,078)

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

MSRs - LOCOM
Nationstar owns the right to service certain reverse mortgages with an unpaid principal balance of $31.8 billion and $28.0 billion as of June 30, 2015 and December 31, 2014, respectively. Nationstar carries these mortgage servicing rights at the lower of cost or market and performs an impairment analysis at the end of each reporting period. In determining fair value for the purpose of impairment, Nationstar utilizes a variety of assumptions, with the primary assumptions including discount rates, prepayment

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

speeds, home price index, collateral values and the expected weighted average life. At June 30, 2015 and December 31, 2014, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest income or service related revenues based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related Home Equity Conversion Mortgages (HECMs) subsequent to the acquisition of the rights to service these loans.

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	For the six months ended June 30,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at amortized cost
Balance at the beginning of the period	$11,582	$65,382	$14,879	$82,521
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	—	—
Deductions:
Amortization/Accretion	(1,558)	(17,607)	(1,564)	(2,029)
Balance at end of the period	$10,024	$47,775	$13,315	$80,492
Fair value at end of period	$31,636	$39,042	$36,997	$62,680

For the six month periods ended June 30, 2015 and 2014, the Company accreted $17.6 million and $2.0 million, respectively, of the mortgage servicing liability as a result of increased HECM loan repurchase activity. Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
June 30, 2015
Low	7.2%	3.9 years	8.5%	6.8%
High	17.3%	8.6 years	14.2%	30.3%
December 31, 2014
Low	6.2%	4.0 years	8.5%	6.7%
High	19.4%	7.1 years	14.2%	31.3%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2015
Excess spread financing	$40,932	$86,191	$33,607	$71,308
December 31, 2014
Excess spread financing	$36,632	$75,964	$33,618	$70,379

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the MSRs would inherently have an inverse impact on the carrying amount in the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company's MSRs, it would reduce the carrying value of the associated excess spread financing liability.

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

Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms to New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. In addition, Nationstar records a MSRs financing liability associated with this financing transaction. See Note 18, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC for additional information.

Nationstar has elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of income and comprehensive income. The weighted average assumptions used in Nationstar's valuation of Mortgage Servicing Rights Financing were as follows:

	June 30, 2015	December 31, 2014
Advance financing rates	2.79%	2.79%
Annual advance recovery rates	24.67%	27.55%

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

3. Advances

	June 30, 2015	December 31, 2014

Advances	$2,348,114	$2,546,362

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
Nationstar accretes purchase discounts into interest income as the related servicer advances are recovered. During the three and six month period ended June 30, 2015, the Company accreted $0.0 million and $0.3 million, respectively, of the purchase discounts from recovered servicer advances. During the three and six month periods ended June 30, 2014, the Company accreted $3.4 million and $8.4 million respectively, of the purchase discounts from recovered servicer advanced into interest income.

As of June 30, 2015 and December 31, 2014, Nationstar carried an allowance for uncollectible servicer advances of $13.9 million and $9.2 million, respectively. Advances balances are reflected net of these reserves.

4. Reverse mortgage interests

	June 30, 2015	December 31, 2014
Participating interests	$6,015,287	$1,363,225
Other interests securitized	548,276	341,268
Unsecuritized interests	874,388	752,801
Allowance for losses - reverse mortgage interests	(13,386)	(4,225)
Total reverse mortgage interests	$7,424,565	$2,453,069

Participating interests consists of Nationstar HECM loans and related advances that have been securitized through the issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) guaranteed by Ginnie Mae to third party security holders. In May, 2015, the Company paid $192 million funded from cash on hand to Generation Mortgage and received reverse mortgage net assets valued at $233 million, comprised of $4.9 billion of UPB assets and $4.6 billion of assumed liabilities.

Other interests securitized consists of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on Nationstar’s balance sheet. See Note 8, Indebtedness and Note 10, Securitizations and Financing.

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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

In the second quarter of 2015, the company issued $269.4 million of notes through a private mortgage-backed securities issuance; secured with non-performing HECM loans and REO properties acquired from a Ginnie Mae sponsored HECM mortgage-backed security. The notes have a final maturity date of May 2018. This transaction was accounted for as a secured borrowing, the related financial assets will continue to be recorded at lower of cost or market with a corresponding liability to other non-recourse debt. No portion of the notes were retained by the Company as of June 30, 2015.

Unsecuritized interests consist primarily of (1) recently funded borrower draws; (2) Ginnie Mae HECMs that have been repurchased out of a Ginnie Mae HECM securitization that have reached 98% or more of the maximum claim amount; (3) repurchased Ginnie Mae HECM interests that have been assigned to the FHA for reimbursement; (4) foreclosed assets; (5) advances made on inactive loans that cannot be securitized due to the delinquency status; and (6) accounts receivable related to FHA claims. Under the Ginnie Mae HMBS program, the Company is required to repurchase a HECM loan from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. Nationstar routinely securitizes eligible reverse mortgage interests. As stated above, these transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet.

Nationstar evaluates its reverse mortgage interests on a periodic basis. As of the three and six month periods ended June 30, 2015, no impairment was recorded.

5. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises (GSEs) or other third-party investors, primarily Ginnie Mae, in the secondary market. Nationstar primarily focuses on assisting customers currently in the Company's servicing portfolio with refinances of loans or new home purchases (referred to as recapture). Generally, all newly originated mortgage loans held for sale are delivered to third-party purchasers or securitized shortly after origination on a servicing-retained basis.

Mortgage loans held for sale consist of the following for the dates indicated:

	June 30, 2015	December 31, 2014
Mortgage loans held for sale – unpaid principal balance	$1,854,736	$1,218,596
Mark-to-market adjustment(1)	51,274	59,335
Total mortgage loans held for sale	$1,906,010	$1,277,931
(1) The mark-to-market adjustment is reflected in net gain on mortgage loans held for sale on our consolidated statements of income and comprehensive income.

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated:

	June 30, 2015		December 31, 2014
Mortgage loans held for sale - unpaid principal balance	UPB	Fair Value	UPB	Fair Value
Nonaccrual	$27,381	$24,812	$31,968	$26,022
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage loans held for sale - unpaid principal balance	June 30, 2015	December 31, 2014
Foreclosure	$15,706	$17,493
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the six months ended
	June 30, 2015	June 30, 2014
Mortgage loans held for sale – beginning balance	$1,277,931	$2,603,380
Mortgage loans originated and purchased, net of fees	9,854,949	11,470,908
Proceeds on sale of and payments of mortgage loans held for sale	(9,420,331)	(12,089,338)
Gain on Sale of Mortgage Loans(1)	196,727	241,971
Transfer of mortgage loans held for sale to held for investment or other assets	(3,266)	(2,100)
Mortgage loans held for sale – ending balance	$1,906,010	$2,224,821

(1) The gain on sale of mortgage loans is reflected in net gain on mortgage loans held for sale on our consolidated statements of income and comprehensive income.

Included in Mortgage loans originated and purchased, net of fees are loans repurchased out of Ginnie Mae pools where we are the named servicer. As named servicer, Nationstar has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to repool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the six months ended June 30, 2015 and June 30, 2014, Nationstar repurchased loans from Ginnie Mae securitization pools $0.9 billion and $2.3 billion of mortgage loans, respectively.
Mortgage loans held for investment, net
Mortgage loans held for investment, net as of the dates indicated include:

	June 30, 2015	December 31, 2014
Mortgage loans held for investment, net – unpaid principal balance	$263,581	$276,820
Transfer discount:
Accretable	(13,825)	(15,503)
Non-accretable	(63,877)	(66,217)
Allowance for loan losses	(3,549)	(3,531)
Total mortgage loans held for investment, net	$182,330	$191,569

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the six months ended June 30, 2015	For the year ended December 31, 2014
Accretable Yield
Balance at the beginning of the period	$15,503	$17,362
Accretion	(1,406)	(2,955)
Reclassifications from (to) nonaccretable discount	(272)	1,096
Balance at the end of the period	$13,825	$15,503
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.3 million of transfer discount to non-accretable yield for the six months ended June 30, and $1.1 million for the year ended December 31, 2014. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive LTV’s are obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage loans held for investment - unpaid principal balance	June 30, 2015	December 31, 2014
Foreclosure	$47,688	$52,769

6. Other Assets
Other assets consisted of the following:

	June 30, 2015	December 31, 2014
Receivables from trusts, agencies and prior servicers, net	$389,583	$386,166
Accrued revenues	161,110	154,436
Loans subject to repurchase right from Ginnie Mae	133,928	131,592
Goodwill	68,479	54,701
Deferred financing costs	49,344	46,986
Intangible assets	46,633	19,622
Prepaid expenses	12,559	9,837
Accrued interest	1,644	1,890
Real estate owned (REO), net	1,713	1,625
Other	41,896	70,374
Total other assets	$906,889	$877,229
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $133.9 million at June 30, 2015 and $131.6 million at December 31, 2014.

Acquisitions
In January 2015, Xome Holdings LLC (previously known as Solutionstar Holdings LLC hereafter referred to a XomeSM), a wholly owned subsidiary of Nationstar, acquired Experience 1, Inc., the holding company for Title365, Trusted Signing, and technology subsidiaries X1 Labs and X1 Analytics (collectively, Title365), a technology services provider for title insurance and escrow services. The total consideration transferred for the acquisition was $36.0 million in cash. Related to the acquisition, the Company recorded an additional $16.8 million related to goodwill and $14.2 million in intangible assets. The recognized intangible assets primarily relate to customer relationships, trade names and technology.

In May 2015, XomeSM acquired Quantarium, LLC, a real estate analytics company that has developed industry-leading automated home valuation models utilizing advanced statistical methods and complex proprietary algorithms. In June 2015, Xome acquired substantially all of the assets of GoPaperless Solutions, a leader in digital signature and document management Software-as-a-

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Service solutions. GoPaperless will be integrated into the Xome.com platform during the third quarter. Related to the acquisitions, the company tentatively recorded an additional $4 million related to goodwill and $10 million in intangible assets pending a final valuation.

7. Derivative Financial Instruments

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

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income (loss) and comprehensive income (loss). Unrealized losses on designated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

Historically, Nationstar has entered into interest rate swap agreements to hedge the interest payments associated with its outstanding floating rate financing servicer advance facilities. Prior to March 31, 2014, certain of these derivatives were designated as cash flow hedges and were recorded at fair value on Nationstar's balance sheet, with any change in fair value being recorded as an adjustment to other comprehensive income. On March 31, 2014, the Company designated the remainder of the interest rate swap agreements, with any further changes in fair value being recorded as a charge to gain or loss in interest rate swaps and caps in Nationstar's consolidated statements of income (loss) and comprehensive income (loss).

Associated with the Company's forward MBS trades are $13.9 million and $9.8 million in collateral deposits on derivative instruments recorded in payables and accrued liabilities and other assets, respectively, on the Company's balance sheets as of June 30, 2015 and December 31, 2014, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

During the six months ended June 30, 2015, Nationstar entered into two interest rate caps with notional values of $800 million and $400 million, respectively, to mitigate interest rate risk. The interest rate caps expire during 2016.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the six months ended June 30, 2015
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$1,000	$37	$41
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	2,998,234	81,205	(6,660)
Forward MBS trades	2015	3,138,409	22,864	22,580
LPCs	2015	313,444	4,196	2,197
Interest rate and caps	2015-2016	1,200,000	—	—
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	43,129	206	(199)
Forward MBS trades	2015	1,386,757	3,691	14,669
LPCs	2015	559,260	3,787	(3,739)
Interest rate swaps and caps	2017	29,958	57	(672)
Eurodollar futures	2015-2017	120,000	118	(111)

For the year ended December 31, 2014
ASSETS
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2015	$1,666	$(4)	$(11)
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	2,556,169	87,902	774
Forward MBS trades	2015	319,112	284	(31,982)
LPCs	2015	287,089	1,999	1,206
Interest rate swaps and caps	2017	124,650	865	(1,673)
Eurodollar futures	2015-2017	40,000	1	1
LIABILITIES
DERIVATIVE FINANCIAL INSTRUMENTS
IRLCs	2015	865	7	2,691
Interest rate swaps on ABS debt	2015-2017	105,681	103	731
Forward MBS trades	2015	2,958,700	18,360	(15,055)
LPCs	2015	30,494	48	1,641
Eurodollar futures	2015-2017	80,000	7	(7)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

8. Indebtedness
Notes Payable

					June 30, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2016	Servicing advance receivables	$130,000	$63,770	$69,505	$363,014	$418,126
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	—	35,058	55,603	34,613	55,603
Nationstar agency advance financing facility (1)	LIBOR+1.20% to 3.75%	October 2015	Servicing advance receivables	1,300,000	1,061,500	1,195,152	805,706	885,115
MBS advance financing facility (2012)	LIBOR+5.00%	April 2016	Servicing advance receivables	50,000	45,510	54,441	42,472	50,758
Nationstar Mortgage Advance Receivable Trust	LIBOR+1.15% to 5.30%	June 2018	Servicing advance receivables	500,000	411,563	475,978	419,170	471,243
MBS servicer advance facility (2014)	LIBOR+3.50%	September 2015	Servicing advance receivables	100,000	99,820	166,954	79,084	138,010
Nationstar servicer advance receivables trust 2014 - BC	LIBOR+1.50% to 3.00%	November 2015	Servicing advance receivables	200,000	109,231	120,719	106,115	121,030
Securities repurchase facility (2014)	LIBOR+1.50% to 2.00%	November 2017	Securities	—	—	—	51,609	74,525
					$1,826,452	$2,138,352	$1,901,783	$2,214,410

					June 30, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.3 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2015	Mortgage loans or MBS	$1,300,000	$710,840	$757,426	$663,167	$697,257
$1.0 billion warehouse facility	LIBOR+1.75% to 3.25%	June 2016	Mortgage loans or MBS	1,000,000	619,540	675,637	307,294	320,285
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2015	Mortgage loans or MBS	500,000	299,800	307,209	176,194	179,994
$500 million warehouse facility	LIBOR+ 1.50% to 2.00%	July 2015	Mortgage loans or MBS	500,000	292,608	310,047	183,290	192,990
$350 million warehouse facility	LIBOR+2.20% to 4.50%	March 2016	Mortgage loans or MBS	350,000	115,443	124,151	210,049	223,849
$200 million warehouse facility	LIBOR+1.50%	April 2016	Mortgage loans or MBS	200,000	40,029	42,560	—	—
$75 million warehouse facility (HCM) (2)	LIBOR+ 2.25% to 2.875%	October 2015	Mortgage loans or MBS	75,000	49,337	51,944	23,949	29,324
$50 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2015	Mortgage loans or MBS	50,000	25,318	26,381	8,679	9,044
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	—	—	—	—	—
					$2,152,915	$2,295,355	$1,572,622	$1,652,743

Mortgage loans					$1,735,473	$1,842,445	$1,196,956	$1,241.043
Reverse mortgage interests					$417,442	$452,910	$375,666	$411,700

(1) This facility has both variable funding notes (VFN) and term notes. Nationstar issued $300.0 million in term notes to institutional investors of which $100.0 million remains outstanding. The notes have a weighted average interest rate of 2.20% and a weighted average term of 5 years.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(2) This facility is a sublimit of the $1.3 billion facility specific to Home Community Mortgage (HCM).
Unsecured Senior Notes
A summary of the balances of Unsecured Senior Notes is presented below:

	June 30, 2015	December 31, 2014
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	$475,000	$475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	378,153	378,555
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,495	400,541
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	604,745	605,135
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,158,392	$2,159,231

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
As of June 30, 2015, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows:

Year	Amount
2015	$—
2016	—
2017	—
2018	475,000
2019	375,000
Thereafter	1,300,000
Total	$2,150,000

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	June 30, 2015	December 31, 2014
Participating interest financing	$6,084,064	$1,433,145
2014-1 HECM securitization	275,138	259,328
2015-1 HECM securitization	263,901	—
Nonrecourse debt - Legacy Assets	70,669	75,838
Total	$6,693,772	$1,768,311

Participating Interest Financing

Participating interest financing represents the issuance of pools of HMBS to third-party security holders which are guaranteed by certain GSEs. Nationstar has accounted for the securitization of these advances in the related HECM loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS through securitization of advances on the HECM loans. The increase in participating interest financing and related reverse mortgage interests for the period ending June 30, 2015 is due to the acquisition from Generations mortgage. The interest rate is based on the underlying HMBS rate with a range of 0.14% to 6.98%. The participating interest financing was $6.1 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.

HECM Securitizations

From time to time, Nationstar securitizes its interests in reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing home equity conversion reverse mortgage loans that are covered by Federal Housing Administration (FHA) insurance and secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transaction provides Nationstar with access to liquidity for the acquired non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as Reverse Mortgage Interests and the related financing included in other nonrecourse debt. The nonrecourse debt totaled $539.0 million and $259.3 million at June 30, 2015 and December 31, 2014, respectively.

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

In June 2015, Nationstar Mortgage LLC completed the securitization of approximately $269.4 million in Nationstar HECM Loan Trust 2015-1Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. No portion of the notes were retained by the Company.

Nonrecourse Debt–Legacy Assets

In November 2009, Nationstar completed the securitization of approximately $222.0 million of Asset Backed Securities (ABS), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $70.7 million at June 30, 2015 and $75.8 million at June 30, 2014. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $262.1 million and $268.2 million at June 30, 2015 and December 31, 2014, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $82.3 million and $88.2 million at June 30, 2015 and December 31, 2014, respectively.
Financial Covenants

The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2015, management believes Nationstar was in compliance with its financial covenants.
Nationstar is required to maintain a minimum tangible net worth of at least $685 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2015, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Payables to servicing and subservicing investors	$416,383	$329,306
Accrued interest	60,550	59,708
Loans subject to repurchase from Ginnie Mae	133,928	131,592
Taxes	101,810	96,237
Payable to insurance carriers and insurance cancellation reserves	104,749	163,381
Accrued bonus and payroll	74,923	85,366
Repurchase reserves	28,831	29,165
MSR purchases payable including advances	23,098	45,697
Other	445,935	381,626
Total payables and accrued liabilities	$1,390,207	$1,322,078

Payables to servicing and subservicing investors
Payables to servicing and subservicing investors represent amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

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

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust, (iii) Nationstar Agency Advance Financing Facility, and (iv) Nationstar Servicer Advance Receivables Trust, 2014 BC should be consolidated as Nationstar is the primary beneficiary. Also, Nationstar consolidates two reverse mortgage SPE’s which are (v) Nationstar HECM Loan Trust 2014-1 and (vi) Nationstar HECM Loan Trust 2015-1 as Nationstar has determined that it is the primary beneficiary.

Nationstar evaluates its interests in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	June 30, 2015		December 31, 2014
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
ASSETS
Restricted cash	$169,827	$11,956	$90,068	$15,578
Reverse mortgage interests	—	6,563,553	—	1,642,789
Advances	1,791,849	—	1,477,388	—
Mortgage loans held for investment, net	181,154	—	189,456	—
Derivative financial instruments	—	—	865	—
Other assets	2,726	—	2,678	—
Total Assets	$2,145,556	$6,575,509	$1,760,455	$1,658,367
LIABILITIES
Advance facilities	$1,582,294	$—	$1,330,991	$—
Payables and accrued liabilities	1,799	377	1,596	186
Nonrecourse debt–Legacy Assets	70,669	—	75,838	—
2014-1 HECM Securitization	—	275,138	—	259,328
2015-1 HECM Securitization	—	263,901	—	—
Participating interest financing	—	6,084,064	—	1,433,145
Total Liabilities	$1,654,762	$6,623,480	$1,408,425	$1,692,659

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

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	June 30, 2015	December 31, 2014
Total collateral balances	$3,027,803	$3,258,472
Total certificate balances	3,062,887	3,297,256

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2015 or December 31, 2014, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	June 30, 2015	June 30, 2014
Unconsolidated securitization trusts	$730,235	$936,178

	For the three months ended June 30,		For the six months ended June 30,
Credit Losses	2015	2014	2015	2014
Unconsolidated securitization trusts	$57,759	$80,890	$115,220	$147,432

Certain cash flows received from securitization trusts related to the transfers of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$6,491	$—	$10,408	$—	$12,864	$—	$18,186	$—

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

11. Stockholders' Equity

In March 2015, Nationstar completed an equity offering of 17.5 million shares for a total of $497.8 million in cash proceeds. Nationstar intends to use the net proceeds from this offering for general corporate purposes, including acquisitions, transfers of servicing portfolios, funding of advances and repayment of obligations.

During the first and second quarters of 2015, certain employees of Xome were granted 948 thousand stock appreciation rights (SARs) which can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten year term. The SARs become exercisable upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. The Company did not recognize expense related to the share-based awards during the six months ended June 30, 2015.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

12. Income Taxes

Income tax expense was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Tax expense	$44,171	$38,941	$16,646	$53,942

Effective tax rate	36.8%	36.9%	36.5%	37.4%

The Company had a net deferred tax liability of $107.0 million at June 30, 2015 and $109.8 million at December 31, 2014. A valuation allowance of $6.4 million was recorded against deferred tax assets at June 30, 2015 and December 31, 2014 as management believes that it is more likely than not that some of the deferred tax assets will not be realized.

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

Nationstar may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has elected to carry these loans at fair value.
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
Excess Spread Financing (Level 3) – Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. Changes in fair value of the excess spread financing are recorded as a component of service related revenue in Nationstar's consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service related revenues in Nationstar’s consolidated statements of income and comprehensive income . As these prices are derived from internally developed valuation models based on the value of the underlying MSRs.

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
HECM Securitizations (Level 3) – Nationstar estimates fair value of the non-recourse debt related to HECM securitizations based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, Nationstar classifies this as Level 3 in the fair value disclosures.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		June 30, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,906,010	$—	$1,906,010	$—
Mortgage servicing rights(1)	3,350,298	—	—	3,350,298
Derivative financial instruments:
IRLCs	81,205	—	81,205	—
Forward MBS trades	22,864	—	22,864	—
LPCs	4,196	—	4,196	—
Interest rate swaps and caps	—	—	—	—
Total assets	$5,364,573	$—	$2,014,275	$3,350,298
LIABILITIES
Derivative financial instruments
IRLCs	206	—	206	—
Interest rate swaps and caps	57	—	57	—
Forward MBS trades	3,691	—	3,691	—
LPCs	3,787	—	3,787	—
Eurodollar futures	118	—	118	—
Mortgage servicing rights financing	59,070	—	—	59,070
Excess spread financing	1,228,070	—	—	1,228,070
Total liabilities	$1,294,999	$—	$7,859	$1,287,140

		December 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,277,931	$—	$1,277,931	$—
Mortgage servicing rights(1)	2,949,739	—	—	2,949,739
Derivative financial instruments:
IRLCs	87,902	—	87,902	—
Forward MBS trades	284	—	284	—
LPCs	1,999	—	1,999	—
Interest rate swaps and caps	865	—	865	—
Eurodollar futures	1	—	1	—
Total assets	$4,318,721	$—	$1,368,982	$2,949,739
LIABILITIES
Derivative financial instruments
IRLCs	$7	$—	$7	$—
Interest rate swaps and caps	103	—	103	—
Forward MBS trades	18,360	—	18,360	—
LPCs	48	—	48	—
Eurodollar futures	7	—	7	—
Mortgage servicing rights financing	49,430	—	—	49,430
Excess spread financing	1,031,035	—	—	1,031,035
Total liabilities	$1,098,990	$—	$18,525	$1,080,465

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the six months ended June 30, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,949,739	$1,031,035	$49,430
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(199,092)	38,951	9,640
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	494,145	—	—
Issuances	105,506	258,196	—
Sales	—	—	—
Settlements	—	(100,112)	—
Ending balance	$3,350,298	$1,228,070	$59,070

	ASSETS	LIABILITIES
For the year ended December 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(247,379)	57,554	(33,279)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	470,543	—	—
Issuances	238,292	171,317	52,835
Sales	—	—	—
Settlements	—	(184,246)	—
Ending balance	$2,949,739	$1,031,035	$49,430

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	June 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$562,939	$562,939	$—	$—
Restricted cash	387,914	387,914	—	—
Mortgage loans held for sale	1,906,010	—	1,906,010	—
Mortgage loans held for investment, net	182,330	—	—	181,820
Reverse mortgage interests	7,424,565	—	—	7,453,656
Derivative financial instruments	108,265	—	108,265	—
Financial liabilities:
Unsecured Senior Notes	2,158,392	2,127,684	—	—
Advance Facilities	1,826,452	—	1,826,452	—
Warehouse Facilities	2,152,915	—	2,152,915	—
Derivative financial instruments	7,859	—	7,859	—
Excess spread financing	1,228,070	—	—	1,228,070
Mortgage servicing rights financing liability	59,070	—	—	59,070
Nonrecourse debt - Legacy assets	70,669	—	—	81,335
Participating interest financing	6,084,064	—	6,073,412	—
2014-1 HECM Securitization	275,138	—	—	287,801
2015-1 HECM Securitization	263,901	—	—	256,988

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$299,002	$299,002	$—	$—
Restricted cash	285,530	285,530	—	—
Mortgage loans held for sale	1,277,931	—	1,277,931	—
Mortgage loans held for investment, net	191,569	—	—	192,865
Reverse mortgage interests	2,453,069	—	—	2,432,735
Derivative financial instruments	91,051	—	91,051	—
Financial liabilities:
Unsecured Senior Notes	2,159,231	2,057,038	—	—
Advance Facilities	1,901,783	—	1,901,783	—
Warehouse Facilities	1,572,622	—	1,572,622	—
Derivative financial instruments	18,525	—	18,525	—
Excess spread financing	1,031,035	—	—	1,031,035
Mortgage servicing rights financing liability	49,430	—	—	49,430
Nonrecourse debt - Legacy assets	75,838	—	—	86,570
Participating interest financing	1,433,145	—	1,423,291	—
2014-1 HECM Securitization	259,328	—	—	259,328

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1.0 billion. As of June 30, 2015 Nationstar was in compliance with its selling and servicing capital requirements.
15. Commitments and Contingencies
Litigation and Regulatory Matters

Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service members Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Exchange Act of 1934, as amended, the Home Mortgage Disclosure Act and the Bankruptcy Code and False Claims Act. Additionally, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or the servicing of mortgage loans and securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.
Further, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Such inquiries may include those into servicer loan originations, servicing, bankruptcy, foreclosure processes and procedures and lender-placed insurance.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable,

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal service providers, of $16.2 million and $23.4 million for the three and six months ended June 30, 2015, and $10.3 million and $15.2 million for the three and six months ended June 30, 2014, respectively, was included in general and administrative expenses on the consolidated statements of income and comprehensive income.
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $8.3 million to $20.1 million in excess of the accrued liability (if any) related to those matters as of June 30, 2015. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Nationstar has certain MSRs related to approximately $31.5 billion of unpaid principal balance in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At June 30, 2015, the Company’s maximum unfunded advance obligation related to these MSRs was approximately$3.5 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting

Nationstar presents financial performance utilizing reportable segments aligned with how the operations are managed. The Servicing segment reflects the results of operations attributable to MSRs acquired from and loans subserviced for third-parties and originated loans. The Xome (formerly known as Solutionstar) segment reflects financial performance related to real estate services (e.g., collateral valuation, title, closing services) and real estate exchange, including our Xome.com end-to-end digital platform and HomeSearch.com residential auction portal. The Originations segment includes fees associated with loan originations and gains from the sale and securitization of loans. The Corporate and Other segment encompasses certain identified corporate costs as well as the 'Legacy' portfolio which includes primarily subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor.
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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Effective April 1, 2015, we reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how our chief operating decision maker internally reviews and operates this business. All periods presented reflect this reclassification. For the three and six months ending June 30, 2105, $4.5 million and $7.7 million of net income was moved from our Xome segment to our Servicing segment, respectively. For the three and six months ending June 30, 2104, $2.1 million and $2.3 million of net income was moved from our Xome segment to our Servicing segment, respectively.
The following tables are a presentation of financial information by segment for the periods indicated:

	For the three months ended June 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$320,654	$13,428	$122,004	$456,086	$1,855	$(218)	$457,723
Net gain on mortgage loans held for sale	7,837	156,085	—	163,922	(36)	—	163,886
Total revenues	328,491	169,513	122,004	620,008	1,819	(218)	621,609
Total expenses	209,540	117,159	94,433	421,132	19,853	—	440,985
Other income (expense):
Interest income	66,922	16,862	—	83,784	3,153	218	87,155
Interest expense	(90,191)	(14,854)	(29)	(105,074)	(42,789)	—	(147,863)
Gain (loss) on interest rate swaps and caps	85	—	—	85	11	—	95
Total other income (expense)	(23,184)	2,008	(29)	(21,205)	(39,625)	218	(60,613)
Income (loss) before taxes	$95,767	$54,362	$27,542	$177,671	$(57,659)	$—	$120,011
Depreciation and amortization	$4,420	$3,006	$3,950	$11,376	$2,397	$—	$13,773
Total assets	14,423,073	1,879,284	271,056	16,573,413	748,090	—	17,321,503

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the three months ended June 30, 2014
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$283,645	$13,901	$79,492	$377,038	$147	$(368)	$376,817
Net gain on mortgage loans held for sale	22,094	151,201	—	173,295	(379)	—	172,916
Total revenues	305,739	165,102	79,492	550,333	(232)	(368)	549,733
Total expenses	187,447	97,084	43,753	328,284	18,427	—	346,711
Other income (expense):
Interest income	22,158	17,327	—	39,485	3,088	368	42,941
Interest expense	(70,014)	(16,711)	(90)	(86,815)	(52,607)	—	(139,422)
Gain (loss) on interest rate swaps and caps	(953)	—	—	(953)	—	—	(953)
Total other income (expense)	(48,809)	616	(90)	(48,283)	(49,519)	368	(97,434)
Income (loss) before taxes	$69,483	$68,634	$35,649	$173,766	$(68,178)	$—	$105,588
Depreciation and amortization	$4,513	$3,469	$1,078	$9,060	$2,549	—	$11,609
Total assets	7,622,720	$2,474,838	55,441	10,152,999	1,014,775	$—	11,167,774

	For the six months ended June 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$420,649	$20,490	$229,790	$670,929	$2,358	$(440)	$672,846
Net gain on mortgage loans held for sale	21,850	307,369	—	329,219	1,661	—	330,880
Total revenues	442,499	327,859	229,790	1,000,148	4,019	(440)	1,003,726
Total expenses	391,936	217,409	173,821	783,166	41,662	—	824,828
Other income (expense):
Interest income	91,560	32,129	—	123,689	6,799	440	130,929
Interest expense	(148,166)	(29,239)	(64)	(177,469)	(86,042)	—	(263,511)
Gain (loss) on interest rate swaps and caps	(717)	—	—	(717)	45	—	(672)
Total other income (expense)	(57,323)	2,890	(64)	(54,497)	(79,198)	440	(133,254)
Income (loss) before taxes	$(6,760)	$113,340	$55,905	$162,485	$(116,841)	$—	$45,644
Depreciation and amortization	7,939	5,161	7,314	$20,414	6,213	—	$26,627
Total assets	$14,423,073	$1,879,284	$271,056	16,573,413	$748,090	$—	17,321,503

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the six months ended June 30, 2014
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$547,043	$27,949	$143,140	$718,132	$1,142	$(746)	$718,528
Net gain on mortgage loans held for sale	34,502	267,401	—	301,903	(1,051)	—	300,852
Total revenues	581,545	295,350	143,140	1,020,035	91	(746)	1,019,380
Total expenses	353,900	202,134	81,842	637,876	29,968	—	667,844
Other income (expense):
Interest income	40,822	38,848	—	79,670	6,468	746	86,884
Interest expense	(150,813)	(39,248)	(144)	(190,205)	(105,817)	—	(296,022)
Gain (loss) on interest rate swaps and caps	1,361	—	—	1,361	507	—	1,868
Total other income (expense)	(108,630)	(400)	(144)	(109,174)	(98,842)	746	(207,270)
Income (loss) before taxes	$119,015	$92,816	$61,154	$272,985	$(128,719)	$—	$144,266
Depreciation and amortization	8,587	6,705	1,822	$17,114	3,287	—	$20,401
Total assets	$7,622,720	$2,474,838	$55,441	10,152,999	$1,014,775	$—	11,167,774

17. Guarantor Financial Statement Information
As of June 30, 2015, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly-owned subsidiaries of Nationstar, have issued $2.2 billion aggregate principal amount of Unsecured Senior Notes which mature on various dates through June 1, 2022. The Unsecured Senior Notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the Unsecured Senior Notes as well. Presented below are the consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the Unsecured Senior Notes.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$535,026	$921	$26,992	$—	$562,939
Restricted cash	—	197,842	—	190,072	—	387,914
Mortgage servicing rights	—	3,360,322	—	—	—	3,360,322
Advances	—	2,348,110	—	4	—	2,348,114
Reverse mortgage interests	—	6,876,290	—	548,275	—	7,424,565
Mortgage loans held for sale	—	1,827,592	—	78,418	—	1,906,010
Mortgage loans held for investment, net	—	1,176	—	181,154	—	182,330
Property and equipment, net	—	109,584	835	23,736	—	134,155
Derivative financial instruments	—	102,247	—	6,018	—	108,265
Other assets	10,180	(868,494)	269,432	1,495,771	—	906,889
Investment in subsidiaries	1,746,811	497,118	—	—	(2,243,929)	—
Total assets	$1,756,991	$14,986,813	$271,188	$2,550,440	$(2,243,929)	$17,321,503
Liabilities and stockholders’ equity
Unsecured Senior Notes	$—	$2,158,392	$—	$—	$—	$2,158,392
Advance facilities	—	244,158	—	1,582,294	—	1,826,452
Warehouse facilities	—	2,078,260	—	74,655	—	2,152,915
Payables and accrued liabilities	—	1,332,354	1,559	56,294	—	1,390,207
MSR related liabilities - nonrecourse	—	1,287,140	—	—	—	1,287,140
Derivative financial instruments	—	7,859	—	—	—	7,859
Mortgage servicing liabilities	—	47,775	—	—	—	47,775
Payables to Affiliates		1,850,758	864	100,751	(1,952,373)	—
Other nonrecourse debt	—	6,084,064	—	609,708	—	6,693,772
Total liabilities	—	15,090,760	2,423	2,423,702	(1,952,373)	15,564,512
Total equity	1,756,991	(103,947)	268,765	126,738	(291,556)	1,756,991
Total liabilities and equity	$1,756,991	$14,986,813	$271,188	$2,550,440	$(2,243,929)	$17,321,503

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$330,574	$(2,294)	$129,221	$222	$457,723
Net gain on mortgage loans held for sale	—	152,948	—	10,938	—	163,886
Total Revenues	—	483,522	(2,294)	140,159	222	621,609
Expenses:
Salaries, wages and benefits	—	141,329	73	56,954	—	198,356
General and administrative	—	193,416	144	49,069	—	242,629
Total expenses	—	334,745	217	106,023	—	440,985
Other income (expense):
Interest income	—	77,930	—	9,447	(222)	87,155
Interest expense	—	(130,960)	—	(16,903)	—	(147,863)
Gain on interest rate swaps and caps	—	11	—	84	—	95
Gain/(loss) from subsidiaries	74,563	23,165	—	—	(97,728)	—
Total other income (expense)	74,563	(29,854)	—	(7,372)	(97,950)	(60,613)
Income/(loss) before taxes	74,563	118,923	(2,511)	26,764	(97,728)	120,011
Income tax expense (benefit)	—	42,840	1,323	8	—	44,171
Net income/(loss)	74,563	76,083	(3,834)	26,756	(97,728)	75,840
Less: Net gain attributable to noncontrolling interests	—	1,524	—	(243)	—	1,281
Net income/(loss) excluding noncontrolling interests	$74,563	$74,559	$(3,834)	$26,999	$(97,728)	$74,559

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$432,753	$(2,639)	$242,732	$—	$672,846
Net gain on mortgage loans held for sale	—	309,795	—	21,085	—	330,880
Total Revenues	—	742,548	(2,639)	263,817	—	1,003,726
Expenses:
Salaries, wages and benefits	—	269,763	427	106,922	—	377,112
General and administrative	—	357,947	194	89,575	—	447,716
Total expenses	—	627,710	621	196,497	—	824,828
Other income (expense):
Interest income	—	114,050	—	16,879	—	130,929
Interest expense	—	(230,827)	—	(32,684)	—	(263,511)
Gain on interest rate swaps and caps	—	45	—	(717)	—	(672)
Gain/(loss) from subsidiaries	26,244	46,374	—	—	(72,618)	—
Total other income (expense)	26,244	(70,358)	—	(16,522)	(72,618)	(133,254)
Income/(loss) before taxes	26,244	44,480	(3,260)	50,798	(72,618)	45,644
Income tax expense (benefit)	—	15,315	1,323	8	—	16,646
Net income/(loss)	26,244	29,165	(4,583)	50,790	(72,618)	28,998
Less: Net gain attributable to noncontrolling interests	—	2,921	—	(167)	—	2,754
Net income/(loss) excluding noncontrolling interests	$26,244	$26,244	$(4,583)	$50,957	$(72,618)	$26,244

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$26,244	$26,244	$(4,583)	$50,957	$(72,618)	$26,244
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(26,244)	(46,374)	—	—	72,618	—
Share-based compensation	—	11,313	—	—	—	11,313
Excess tax benefit from share based compensation	—	(1,095)	—	—	—	(1,095)
Net (gain)/loss on mortgage loans held for sale	—	(309,795)	—	(21,085)	—	(330,880)
Mortgage loans originated and purchased, net of fees	—	(9,883,868)	—	—	—	(9,883,868)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	9,448,896	—	(19,011)	—	9,429,885
Gain (loss) on swaps and caps	—	(45)	—	717	—	672
Depreciation and amortization	—	19,314	—	7,313	—	26,627
Amortization/accretion of premiums/discounts	—	(4,574)	—	(616)	—	(5,190)
Fair value changes in excess spread financing	—	38,951	—	—	—	38,951
Fair value changes and amortization/accretion of mortgage servicing rights	—	183,042	—	—	—	183,042
Fair value change in mortgage servicing rights financing liability	—	9,640	—	—	—	9,640
Changes in assets and liabilities:
Advances	—	215,345	—	2,293	—	217,638
Reverse mortgage interests	—	82,558	—	(207,007)	—	(124,449)
Other assets		293,481	3,682	(231,526)	—	65,637
Payables and accrued liabilities	—	37,062	1,534	101	—	38,697
Net cash attributable to operating activities	—	120,095	633	(417,864)	—	(297,136)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(13,069)	—	(13,982)	—	(27,051)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(500,041)	—	—	—	(500,041)
Purchases of reverse mortgage servicing rights and interests	—	(4,815,684)	—	—	—	(4,815,684)
Proceeds from sale of servicer advances	—	—	—	—	—	—
Acquisitions, net	—	—	—	(45,276)	—	(45,276)
Net cash attributable to investing activities	—	(5,328,794)	—	(59,258)	—	(5,388,052)
Financing activities:
Transfers to/from restricted cash	—	(20,751)	—	(81,633)	—	(102,384)
Issuance of common stock, net of issuance costs	—	497,761	—	—	—	497,761
Debt financing costs	—	(10,639)	—	—	—	(10,639)
Increase (decrease) in advance facilities	—	538,266	—	42,027	—	580,293
Increase (decrease) in warehouse facilities	—	(326,634)	—	251,303	—	(75,331)
Proceeds from 2014-1 and 2015-1 HECM Securitization	—	—	—	342,403	—	342,403
Repayment of 2014-1 and 2015-1 HECM Securitization	—	—	—	(63,013)	—	(63,013)
Issuance of excess spread financing	—	258,196	—	—	—	258,196
Repayment of excess servicing spread financing	—	(100,228)	—	—	—	(100,228)
Increase in participating interest financing in reverse mortgage interests	—	4,633,093	—	—	—	4,633,093
Proceeds from mortgage servicing rights financing	—	—	—	—	—	—
Repayment of nonrecourse debt–Legacy assets	—	—	—	(5,917)	—	(5,917)
Excess tax benefit from share-based compensation	—	1,095	—	—	—	1,095
Surrender of shares relating to stock vesting		(6,204)	—	—	—	(6,204)
Net cash attributable to financing activities	—	5,463,955	—	485,170	—	5,949,125
Net increase in cash and cash equivalents	—	255,256	633	8,048	—	263,937
Cash and cash equivalents at beginning of period	—	279,770	288	18,944	—	299,002
Cash and cash equivalents at end of period	$—	$535,026	$921	$26,992	$—	$562,939

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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED JUNE 30, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$295,419	$31,127	$72,892	$(22,621)	$376,817
Net gain on mortgage loans held for sale	—	150,660	—	3	22,253	172,916
Total Revenues	—	446,079	31,127	72,895	(368)	549,733
Expenses:
Salaries, wages and benefits	—	139,146	1,811	13,095	—	154,052
General and administrative	—	156,752	3,805	32,102	—	192,659
Total expenses	—	295,898	5,616	45,197	—	346,711
Other income / (expense):
Interest income	—	38,145	—	4,428	368	42,941
Interest expense	—	(126,535)	—	(12,887)	—	(139,422)
Gain/(loss) on interest rate swaps and caps	—	242	—	(1,195)	—	(953)
Gain / (loss) from subsidiaries	105,396	43,555	—	—	(148,951)	—
Total other income / (expense)	105,396	(44,593)	—	(9,654)	(148,583)	(97,434)
Income before taxes	105,396	105,588	25,511	18,044	(148,951)	105,588
Income tax expense/(benefit)	38,941	—	—	—	—	38,941
Net Income/(loss)	66,455	105,588	25,511	18,044	(148,951)	66,647
Less: Net gain attributable to noncontrolling interests	—	192	—	—	—	192
Net income/(loss) excluding noncontrolling interests	$66,455	$105,396	$25,511	$18,044	$(148,951)	$66,455

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$567,348	$58,555	$129,698	$(37,073)	$718,528
Net gain on mortgage loans held for sale	—	264,549	—	(24)	36,327	300,852
Total Revenues	—	831,897	58,555	129,674	(746)	1,019,380
Expenses:
Salaries, wages and benefits	—	282,504	3,507	24,636	—	310,647
General and administrative	—	290,477	4,696	62,024	—	357,197
Total expenses	—	572,981	8,203	86,660	—	667,844
Other income / (expense):
Interest income	—	77,855	—	8,283	746	86,884
Interest expense	—	(261,013)	—	(35,009)	—	(296,022)
Gain/(loss) on interest rate swaps and caps	—	507	—	1,361	—	1,868
Gain / (loss) from subsidiaries	144,433	68,001	—	—	(212,434)	—
Total other income / (expense)	144,433	(114,650)	—	(25,365)	(211,688)	(207,270)
Income before taxes	144,433	144,266	50,352	17,649	(212,434)	144,266
Income tax expense/(benefit)	53,942	—	—	—	—	53,942
Net Income/(loss)	90,491	144,266	50,352	17,649	(212,434)	90,324
Less: Net gain attributable to noncontrolling interests	—	(167)	—	—	—	(167)
Net income/(loss) excluding noncontrolling interests	$90,491	$144,433	$50,352	$17,649	$(212,434)	$90,491

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014
	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$90,491	$144,433	$50,352	$17,649	$(212,434)	$90,491
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(144,433)	(68,001)	—	—	212,434	—
Share-based compensation	—	6,868	—	—	—	6,868
Excess tax benefit from share based compensation	—	(2,189)	—	—	—	(2,189)
Net (gain)/loss on mortgage loans held for sale	—	(264,549)	—	24	(36,327)	(300,852)
Mortgage loans originated and purchased, net of fees	—	(11,470,908)	—	—	—	(11,470,908)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	12,043,737	—	9,274	36,327	12,089,338
Gain (loss) on swaps and caps	—	(507)	—	(1,361)	—	(1,868)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	18,577	84	1,740	—	20,401
Amortization/accretion of premiums/discounts	—	14,389	—	(1,352)	—	13,037
Fair value changes in excess spread financing	—	23,767	—	—	—	23,767
Fair value changes and amortization/accretion of mortgage servicing rights	—	123,573	—	—	—	123,573
Fair value change in mortgage servicing rights financing liability	—	(49,257)	—	—	—	(49,257)
Changes in assets and liabilities:
Advances	—	(3,232,195)	—	4,001,949	—	769,754
Reverse mortgage interests	—	(413,478)	—	—	—	(413,478)
Other assets	4,756	1,852,546	(48,708)	(1,585,478)	—	223,116
Payables and accrued liabilities	53,941	(320,185)	(4,779)	10,457	—	(260,566)
Net cash attributable to operating activities	4,755	(1,593,379)	(3,051)	2,454,254	—	862,579

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(14,175)	(112)	(9,391)	—	(23,678)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(187,803)	—	—	—	(187,803)
Proceeds from sale of servicer advances	—	512,527	—	—	—	512,527
Acquisitions, net	—	(18,000)	—	—	—	(18,000)
Net cash attributable to investing activities	—	292,549	(112)	(9,391)	—	283,046
Financing activities:
Transfers to/from restricted cash	—	94,268	—	147,155	—	241,423
Issuance of common stock, net of issuance costs	—	—	—	—	—	—
Debt financing costs	—	(9,153)	—	—	—	(9,153)
Increase (decrease) in advance facilities	—	1,196,768	—	(2,577,561)	—	(1,380,793)
Increase (decrease) in warehouse facilities	—	(76,148)	—	—	—	(76,148)
Issuance of excess spread financing	—	111,118	—	—	—	111,118
Repayment of excess servicing spread financing	—	(85,257)	—	—	—	(85,257)
Increase in participating interest financing in reverse mortgage interests	—	192,355	—	—	—	192,355
Proceeds from mortgage servicing rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(7,414)	—	(7,414)
Excess tax benefit from share-based compensation	—	2,189	—	—	—	2,189
Surrender of shares relating to stock vesting	(4,755)	—	—	—	—	(4,755)
Net cash attributable to financing activities	(4,755)	1,478,975	—	(2,437,820)	—	(963,600)
Net increase in cash and cash equivalents	—	178,145	(3,163)	7,043	—	182,025
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$600,413	$744	$22,770	$—	$623,927

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

18. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Newcastle Investment Corp. (Newcastle)
Nationstar is the servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.7 billion and $0.8 billion, as of June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $0.9 million and $1.0 million, respectively. For the six months ended June 30, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $1.8 million and $2.1 million, respectively.
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
In addition, during the six months ended June 30, 2015, Nationstar has paid $29.1 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1.2 billion and $1.0 billion at June 30, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights Financing Liability

In December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain third party co-investors own an interest. Under the Sale Agreement, Nationstar sold to the Purchaser the right to repayment on certain outstanding servicer advances outstanding on non-Agency mortgage loans. In addition, Nationstar also sold the right to receive the base fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the base fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. Nationstar will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. Once the servicing is transferred under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans. While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, the Company accounts for the transactions as financings.
The fair value of the outstanding liability related to the Sale Agreement was $59.1 million and $49.4 million at June 30, 2015 and December 31, 2014, respectively.

Other

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing. For the three and six months ended June 30, 2015, Nationstar recognized revenue of $0.4 million and $2.1 million, respectively, related to these servicing arrangements.

19. Subsequent Events

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

We evaluated subsequent events through the issuance of these consolidated financial statements and determined that no other material subsequent events have occurred.

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

Second Quarter 2015 Highlights
Some of the major highlights for the second quarter of 2015 include:

•	Completed acquisitions of mortgage servicing rights for $29.1 billion in unpaid principal balance consisting of $24.2 billion of forward and $4.9 billion of reverse mortgages.

•	Provided over 16,631 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 7.4% from 9.9% at the start of the year.

•
In June 2015, we rebranded our Solutionstar segment to Xome and launched the Xome real estate platform and iOS mobile application which we believe is the world’s first truly integrated, end-to-end digital platform for real estate connecting every major touch point in the transaction process from finding a home to closing the deal.

•
Funded $4.8 billion in mortgage loans for the 3 months ending June 30, 2015, including $2.7 billion related to retaining customers from our servicing portfolio. Refinanced $1.4 billion in HARP loans, providing relief to 8,368 customers.

•
Xome acquired Quantarium, LLC, a real estate analytics company that has developed industry-leading automated home valuation models and acquired all of the assets of GoPaperless Solutions, a leader in digital signature and document management Software-as-a-Service solutions.

Capital and Liquidity

We had cash on hand of $562.9 million as of June 30, 2015 and $299.0 million as of December 31, 2014, respectively. In addition, we had total equity of $1,757.0 million as of June 30, 2015 and $1,224.3 million as of December 31, 2014, respectively. We believe we have sufficient capital and liquidity to conduct our operations, including the acquisition of new portfolios that meet our return requirements.
Purchase of MSRs / Fair Value
During the quarter, we completed the acquisition of bulk MSRs associated with $24.2 billion in unpaid principal balance (UPB) of nonrecourse forward mortgages.
We purchased the MSRs primarily with cash on hand and the use of additional excess spread financings with New Residential and funds managed by Fortress Investment Group, all of which are affiliated companies. For additional information see Note 2, Mortgage Servicing Rights and Related Liabilities.
Purchase of Reverse Mortgage Interests
During the second quarter of 2015, we purchased reverse mortgage loans from Generation Mortgage Company (Generation). We paid $192.9 million funded from cash on hand and related borrowing and received reverse mortgage net assets valued at $232.4 million, comprised of $4.9 billion of UPB assets and $4.6 billion of non-recourse assumed liabilities.
Warehouse facilities
As a result of the increased activity in our Originations segment, our Mortgage Loans Held for Sale increased to $1.9 billion as of June 30, 2015 compared to $1.3 billion as of December 31, 2014. We have sufficient warehouse capacity to support our Originations segment including anticipated growth.
As of June 30, 2015, we were in compliance with all covenants related to our borrowing facilities.
Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

Consolidated Results1

Table 1. Consolidated Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Revenues	$622	$550	$1,004	$1,019
Expenses	(441)	(347)	(825)	(668)
Other income (expense), net	(61)	(97)	(133)	(207)
Income before taxes	120	106	46	144
Income tax expense	44	39	17	54
Net gain attributable to noncontrolling interests	1	—	3	—
Net income attributable to Nationstar	$75	$67	$26	$90

For the three months ended June 30, 2015, the increase in net income, when compared to the comparable quarter in 2014, was due to higher net income from our Servicing segment primarily due to favorable mark-to-market adjustments on Mortgage Servicing Rights. Additionally, our base servicing fees were higher as we grew our average UPB and incurred lower funding costs. This increased revenue was offset by one time severance related charges of $9.3 million and $7.7 million of charges related to (1) settlement of legal claims and (2) termination of contractual obligations as we migrated to a single originations platform.

Higher net income from our Servicing segment was partially offset by lower net income from our Xome and Originations segments. Our Xome segment incurred higher operating expenses as it invested in people, marketing, technology and infrastructure, including operations in India, to build out new technologies and product line offerings. Our Originations segment experienced higher expenses on increased funded volume and increased costs as we prepare to implement new integrated disclosure standards as well as the charges related to severance and contract termination mentioned above. Both our Servicing and Originations segments experienced higher regulatory and compliance costs, which may continue in future periods.

On a year to date basis, our lower net income for the six months ended June 30, 2015 is driven primarily by the year to date mark- to-market loss and amortization expense on our mortgage servicing rights due to the sustained low interest rate environment as well as the specific charges discussed above.

Table 2. Revenues	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Servicing	$328	$306	$443	$581
Originations	170	165	328	295
Xome	122	79	230	143
Corporate and Other, including eliminations	2	—	4	—
Total revenues	$622	$550	$1,004	$1,019

Revenues increased in all segments for the three months ended June 30, 2015 when compared to the prior year period. Mark-to-market adjustments, driven by an increase in interest rates since March 31, 2015, was the primary driver of the increase in revenues in our Servicing segment. The Originations segment continued to benefit from a strong rate environment during the quarter. Revenue grew in our Xome segment as a result of expanded platform offerings and realization of benefits from the acquisition of Title365 in January 2015.

1Tables may not foot due to rounding.

On a year to date basis, the decline in revenue relative to the comparable period is driven by the cumulative mark-to-market loss and amortization expense on our mortgage servicing rights. This decline is offset by higher revenue in both our Originations and Xome segments consistent with the quarterly results.

Table 3. Expenses	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Servicing	$(210)	$(187)	$(392)	$(354)
Originations	(117)	(97)	(217)	(202)
Xome	(94)	(44)	(174)	(82)
Corporate and Other, including eliminations	(20)	(18)	(42)	(30)
Total income before taxes	$(441)	$(347)	$(825)	$(668)

Total expense for the three months ended June 30, 2015, which increased across all three segments, was driven principally by our Xome segment. Reduction in personnel expenses in our Servicing segment for the quarter were offset by increases in other operating expenses. Servicing expenses for the quarter include $4.3 million of severance related to a reduction in force that occurred during the quarter and $1.3 million of non-capital expenses incurred to enhance our loss mitigation systems and $3.5 related to legal settlements. Expenses increased in our Originations segment on higher funded volume and increased compliance costs in anticipation of regulatory changes including those related to new integrated disclosures. Also impacting the Originations segment increase was a non-recurring $3.0 million charge related to terminating certain contracts as we migrated to one origination platform and obsoleted other technology as well as $1.3 million of severance. Expenses increased in our Xome segment principally due to the growth in technology and service offerings and related investments in personnel, marketing, technology and infrastructure including operations in India. Expenses in our Corporate and Other segment were also impacted by $3.7 million of severance related expenses occurring in the second quarter as we continue to streamline our operations.

On a year to date basis, expenses increased in all segments relative to the comparable period. The increase in Xome expenses is a result of expanded product offerings, higher volumes and corporate infrastructure, technology, marketing and personnel investments. The increase in Originations expense is primarily attributable to higher lock and funded volumes and increased compliance expense in advance of pending regulatory changes related to disclosures, as well as the above-mentioned cost related to obsolescence. The increase in Servicing expense is primarily attributable to increased legal and regulatory expenses as well as the above-mentioned severance and the incurred non-capital loss mitigation costs.

Table 4. Other income (expense), net	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Reverse Interest Income	$67	$19	$91	$36
Other Interest Income	20	24	40	51
Interest Income	87	43	131	87
Reverse Interest Expense	(46)	(7)	(60)	(14)
Advance Interest Expense	(12)	(37)	(24)	(90)
Corporate Debt Interest Expense	(40)	(50)	(80)	(100)
Other Interest Expense	(49)	(46)	(98)	(92)
Interest Expense	(148)	(140)	(264)	(296)
Gain (loss) on interest rate swaps and caps	—	(1)	(1)	2
Total income (expense) before taxes	$(61)	$(97)	$(133)	$(207)

Total other income (expense), net declined for both the three months ended and year to date June 30, 2015 primarily as a result of lower interest expense due to the redemption of Unsecured Senior Notes in July 2014 and as a result of a lower cost of borrowing and lower advance balances versus the comparable period in 2014. Interest Income increased due to the recent $4.9 billion acquisition of reverse mortgage interests from Generation; however, this amount is offset by payments to certificate holders included in interest expense.

Table 5. Income before taxes	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Servicing	$96	$69	$(7)	$119
Originations	54	69	113	93
Xome	28	36	56	61
Corporate and Other, including eliminations	(58)	(68)	(117)	(129)
Total income before taxes	$120	$106	$46	$144

The increase in Income before taxes for the three months ended June 30, 2015 is driven primarily by the increase in pre-tax income in our Servicing segment as a result of lower financing costs, higher base servicing fees and favorable mark to market adjustments on our Mortgage Servicing Rights versus the comparable period. This increase was offset by lower pre-tax income in our Originations and Xome segments on higher operating expenses as well as the severance expense mentioned above.
On a year to date basis, the decrease in pre-tax income relative to the comparable period is primarily attributable to our Servicing segment due to the cumulative mark to market loss on our mortgage servicing rights. Year to date mark-to-market adjustments are attributable to prepayments driven by the low interest rate environment offset by an increase in value due to year to date increases in interest rates.

Table 6. Income tax expense	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Income tax expense	$44	$39	$17	$54

Our effective tax rate was 36.8% and 36.9% for the three months ended June 30, 2015 and 2014, respectively and 36.9% and 37.4% for the six months ended June 30, 2015 and 2014, respectively. The decline in our effective tax rate is due primarily to the tax benefit derived from increased income related to our joint venture with KB Homes.

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

Servicing Segment

Table 7. Servicing Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Revenues - Operational	$247	$267	$470	$531
Revenue - Mark to Market	82	39	(28)	51
Total Revenue	328	306	443	582
Expenses	(210)	(187)	(392)	(354)
Other income (expense), net	(23)	(49)	$(57)	(109)
Income (loss) before taxes	$96	$69	$(7)	$120
Income (loss) before taxes margin excluding Mark-to-market	5.7%	11.2%	4.5%	13.0%
Income (loss) before taxes margin including Mark-to-market	29.3%	22.5%	(1.6)%	20.6%
.

Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.4 million customers with an outstanding principal balance in excess of $400 billion as of June 30, 2015 - $372 billion in MSR fair value and $32 billion in reverse servicing. We service over 2.25 million forward loan units and over 173 thousand reverse loan units. Whether servicing mortgages we originate or on behalf of others, our approach is a customer centric model that emphasizes borrower interaction to minimize complaints, improve loan performance and cure loan delinquencies. Our commitment is to preserve neighborhoods and communities principally through continued home ownership. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors who ultimately own the mortgage.

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

We generally acquire MSRs utilizing cash on hand or via a model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs; however, we believe we can access debt and equity markets for larger opportunities when prudent. We anticipate that current market and regulatory conditions will limit larger MSR purchases and will generally result in a preference by sellers to transact on potentially more, but smaller, portfolios of $25 billion or less. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no upfront-cost basis and generally do not require substantial capital.

In 2015, we remain focused on resolving complaints timely and, more importantly, reducing the overall number of complaints. Finally, we will continue to invest in technology, people and procedures that should allow us to drive costs per loan lower and continue to improve the scalability of our operations. We will also continue to invest in our compliance management systems.
Effective April 1, 2015, we reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how management is operating this business. All periods presented reflect this reclassification.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 8. Forward Servicing Portfolio UPB Rollforward	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Balance at the beginning of the period	$362,842	$355,478	$353,094	$361,779
Additions:
Originations	4,765	1,363	8,974	6,107
Acquisitions	24,245	15,337	48,116	18,968
Deductions:
Principal reductions and other	(3,022)	(2,339)	(5,581)	(4,755)
Voluntary reductions	(13,219)	(8,971)	(23,106)	(16,799)
Involuntary reductions	(3,003)	(3,204)	(5,858)	(5,879)
Net changes in loans serviced by others	(410)	(7,885)	(3,441)	(9,642)
Balance at the end of period	$372,198	$349,779	$372,198	$349,779

In the second quarter, our servicing portfolio's unpaid principal balance increased as a result of continued MSR acquisitions in excess of liquidations and principal payments. We closed on $29.1 billion in servicing acquisitions consisting of $24.2 billion in forward servicing and $4.9 billion in reverse servicing. Additionally, we acquired servicing rights through $4.8 billion of originations for the three month period ended June 30, 2015.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 9. Servicing - Revenues	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
MSR - Fair Value Revenues
Base Servicing Fees	$262	27	253	27	509	26	511	27
Modification fees	17	2	23	2	29	2	42	2
Incentive fees	14	1	7	1	24	1	20	1
Late payment fees	16	2	16	2	34	2	34	2
Other ancillary revenue	46	5	63	7	93	5	110	6
Other revenues	16	2	13	1	23	1	13	1
Total MSR Fair Value Revenues	371	39	375	40	712	37	730	39
Subservicing(2)	14	1	10	1	28	1	21	1
MSRs - LOCOM	23	2	14	1	43	2	28	1
Total Servicing Fee Revenue	408	41	398	42	783	40	779	41
Amortization
MSR scheduled and prepayment amortization	(134)	(13)	(86)	(9)	(242)	(12)	(162)	(8)
Excess spread accretion	46	5	40	4	77	4	71	4
Total Amortization	(88)	(9)	(46)	(5)	(165)	(8)	(91)	(5)
MSR financing liability payments	(31)	(3)	(47)	(5)	(65)	(3)	(82)	(4)
Excess spread payments - principal	(42)	(4)	(39)	(4)	(82)	(4)	(75)	(4)
Total Operational Revenue	247	25	267	28	470	24	531	28
Mark-to-market Revenue
MSR MTM(3)	125	13	28	3	16	1	25	1
Excess spread / Financing MTM	(44)	(4)	11	1	(44)	(2)	26	1
Total MTM Fair Value	82	8	39	4	(28)	(1)	51	2
Total Revenues	$328	33	$306	32	$443	23	$582	29

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000
(2) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) MSR mark-to-market includes value changes related to MSR and whole loan assets.

Higher base servicing fees for the three months ended June 30, 2015 was principally due to a $10 billion increase in the average unpaid principal balance of our servicing portfolio as well as improved delinquency ratios. The 60 plus day delinquency rate declined from 11.1% as of June 30, 2014 to 7.6% as of June 30, 2015. We recognized additional incentive fees in the quarter based upon our continued high-level of servicing performance as measured by the GSEs, which offset lower fees from modifications as annual fees from HAMP modifications roll off over the three year earning period.

For the three months ended June 30, 2015, the increase in servicing revenue versus the comparable period was principally driven by mark-to-market gains on our MSRs and increases in base servicing and incentive fees offset by higher amortization on our MSRs. The increase in mark to market gains was principally driven by an increase in interest rates offset by higher amortization as more borrowers who were current and had lower LTV ratios refinanced in the current period.

On a year to date basis, servicing revenue before MSR fair value adjustments and amortization are higher versus the comparable period due to an increase in the servicing portfolio as well as higher incentive fees. Total servicing revenues are lower due to the cumulative mark-to-market loss recorded on our mortgage servicing rights, driven primarily by increased prepayments in the sustained low interest rate environment.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	June 30,
($ in millions)	2015	2014
Average UPB:
MSRs - Fair Value	350,389	323,703
Subservicing	17,132	32,076
MSRs - LOCOM	27,150	28,764
Total Average UPB	394,671	384,543

Ending UPB:
MSRs - Fair Value
Agency	244,429	202,996
Non-Agency	108,978	121,596
Total MSRs - Fair Value	353,407	324,592
Subservicing(1)
Agency	16,096	23,715
Non-Agency	2,695	7,637
Total Subservicing	18,791	31,352

MSRs - LOCOM	31,841	28,599

Total Ending UPB	404,039	384,543

(1) Subservicing and Other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.

Table 11. Modifications and Workout Units	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Modifications and Workout Units:
HAMP modifications	4,281	2,851	8,261	11,378
Non HAMP modifications	6,310	4,229	12,501	19,432
Workouts	6,240	4,073	12,601	15,183
Total Units	16,831	11,153	33,363	45,993

Total modifications and workouts increased for the three month period ended June 30, 2015 compared to the prior year period as reflected in decreased delinquencies in the table below.

Table 12. Key performance metrics - forward servicing portfolio(1)	June 30,
	2015	2014
Loan count-servicing	2,252,839	1,944,174
Average loan amount	$163,606	$171,142
Average coupon - Credit sensitive(2)	4.70%	4.78%
Average coupon - Interest sensitive(2)	4.06%	4.03%
60+ delinquent (% of loans)(3)	7.4%	11.1%
90+ delinquent (% of loans)(3)	6.9%	10.5%
120+ delinquent (% of loans)(3)	6.6%	10.1%
Total Prepayment speed (12 month constant pre-payment rate)	16.9%	14.7%

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

For fair value adjustments, see Note 2, Mortgage Servicing Rights and Related Liabilities for further information.

Table 13. Servicing - Expenses	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$69	7	$72	8	$133	7	$146	8
General and administrative	141	14	115	12	259	13	208	11
Expenses	$210	21	$187	20	$392	20	$354	19

The table below provides additional detail on our total general and administrative expenses recorded in our Servicing segment.

Table 14. General and Administrative Expenses	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Operational Losses(1)	$58	6	$44	5	$98	5	$75	4
Direct Operating Costs(2)	44	4	34	4	80	4	62	3
Offshoring costs	13	1	12	1	24	1	23	1
Corporate allocation charges	21	2	15	2	44	2	25	1
Subservicing	5	—	9	1	13	1	21	1
Total general and administrative expenses - Servicing	$141	14	$115	12	$259	13	$208	11

(1) Operational losses include compensatory fees, claims losses and similar expenses
(2) Direct Operating Costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

For the three months ending June 30, 2105, employee costs were down slightly versus the comparable period as reduced employment costs were offset by $4.2 million in severance due to a reduction in force during the quarter. Operational losses are higher versus the comparable period on higher claims losses. Direct operating costs increased primarily due to higher outsourcing and legal costs. These increases were partially offset by a decrease in subservicing expense as we transferred mortgage servicing rights that were previously subserviced.

For the six months ending June 30, 2015, salaries, wages and benefits were improved relative to the prior year on reduced delinquencies as we require less headcount to service our performing loans versus non-performing loans. The primary driver of the higher general and administrative expense was higher operational losses, including claims losses.

Table 15. Servicing - Other Income (Expense), net	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse Interest Income	$67	6	$19	2	$92	9	$36	4
Other Interest Income	—	—	$3	—	$—	—	$5	—
Interest income	$67	6	$22	2	$92	9	$41	4
Reverse Interest Expense	(46)	(5)	(7)	(1)	(60)	(6)	(14)	(1)
Advance Interest Expense	(12)	(1)	(31)	(3)	(24)	(3)	(76)	(8)
Other Interest Expense	(32)	(3)	(32)	(3)	(63)	(7)	(61)	(6)
Interest expense	(90)	(9)	(70)	(7)	(148)	(16)	(151)	(15)
Gain (loss) on interest rate swaps and cap	—	—	(1)	—	(1)	—	1	—
Other income (expense), net	$(23)	(3)	$(49)	(5)	$(57)	(7)	$(109)	(11)

WAC - Advance facilities	2.4%		1.8%		2.5%		2.3%
WAC - Excess spread financing	9.0%		9.1%		9.0%		9.1%

We earn interest income principally on funds held in escrow (e.g., tax, insurance). In addition, to the extent reverse mortgages are part of a securitization treated as a secured borrowing, we earn interest income on the outstanding principal balance of the HECM mortgage loans. For the three months and six months ended June 30, 2015, the principal driver of increased interest income is the acquisition of $4.9 billion of reverse mortgage interests from Generation in May, 2015. Interest expense for the six month period ended June 30, 2015, declined primarily as a result of the decline in average advances outstanding for the periods presented largely offset by increases in HBMS interest expense. The decreases in advances are principally the result of the sale of advances to New Residential as part of the MSR Financing Liability transaction. See Note 2, Mortgage Servicing Rights and Related Liabilities, for further information.

The increase in interest expense for the three and six months ended June 30, 2015, in the table above was attributable to higher interest paid on our participating interest financing as a result of the $4.9 billion Generation acquisition discussed above. We paid $43.1 million in interest expense on our reverse mortgage portfolio for the three month period ended June 30, 2015 compared to $7.9 million in interest expense for the comparable 2014 period. The increase in other interest expense was offset by a decline in interest expense on our advance facilities as a result of lower advance balances and reduced funding costs.

Originations Segment

Table 16. Originations - Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Revenues	$170	$165	$328	$295
Expenses	(117)	(97)	(217)	(202)
Other income (expense), net	2	1	3	—
Income before taxes	$54	$69	$113	$93
Income before taxes margin	31.8%	41.7%	34.5%	31.5%

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

Table 17. Originations - Revenues	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Service related	$13	$14	$20	$28

Gain on loans sold	184	319	370	512
Fair value mark-to-market on loans held for sale	(103)	(118)	(155)	(273)
Mark-to-market on locks and commitments(1)	22	(108)	1	(82)
Provision for repurchases	(4)	(3)	(8)	(10)
Capitalized servicing rights	58	62	99	120
Net gain on mortgage loans held for sale	156	152	307	267

Total revenues	$170	$165	$328	$295

Key Metrics
Consumer Direct Locked Volume	$2,973	$2,409	$6,044	$5,393
Other Locked Volume	1,960	1,789	3,426	3,347
Funded Volume, Total	4,814	4,381	9,023	9,124
Funded HARP Volume, Total	1,360	1,740	2,541	4,185
Recapture percentage	25.0%	32.4%	25.0%	39.0%
Purchase percentage of funded volume	26.6%	33.7%	25.6%	30.5%
Value of Capitalized Servicing	124 bps	139 bps	121 bps	128 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.

In evaluating performance, we combine gain on loans sold, fair value mark-to-market adjustments on loans held for sale and mark-to-market on locks and commitments. When considered together, the Company had net gains of $103 million and $216 million during the three and six months ended June 30, 2015, versus $93 million and $157 million for the comparable periods. The increase was primarily driven by higher locked volumes and operational focus on funding current locked pipeline. Decreases in revenue margin basis points (as a percentage of locked volumes) was driven by lower HARP volumes, partially mitigated through higher overall volumes in our Direct to Consumer channel.

During the three and six months ended June 30, 2015, we recaptured 25% of voluntary repayments, which principally reflects repurchase activity as a result of declining interest rates. For the three months ended June 30, 2015, the 25% recapture rate equated to 70% recapture of economics associated with voluntary prepayments on the servicing portfolio and generated approximately $44 million of new cash proceeds. Year to date recapture equated to 80% recapture of economics associated with voluntary prepayments on the servicing portfolio and generated approximately $89 million of new cash proceeds.

Table 18. Originations - Expenses	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$69	$59	$133	$126
General and administrative	48	38	84	76
Expenses	$117	$97	$217	$202

Salaries, wages and benefits increased in the three and six months periods ended June 30, 2015 due to headcount growth aligned with higher lock and funded volumes. General and administrative expense is higher in both periods due to higher operating costs associated with the headcount growth mentioned previously, higher loan related costs as a result of increased volumes, including marketing expense. Additionally, we recorded (1) a one time charge of $3.0 million related to contract terminations as we migrated to a single origination platform and (2) $1.3 million in severance related charges.

Table 19. Originations - Other Income (Expense), net	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Interest income	$17	$17	$32	$39
Interest expense	(15)	(17)	(29)	(39)
Other income (expense), net	$2	$1	$3	$—

WA Coupon - Mortgage loans held for sale	4.1%	4.5%	4.1%	4.5%
WA Cost of Funds (excluding Facility Fees)	2.0%	2.7%	2.1%	2.6%

Interest income relates principally to Mortgage Loans Held for Sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. Interest income principally declined as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 20. Repurchase Reserves	For the six months ended June 30,
	2015	2014
Repurchase reserves, beginning of period	$29	$41
Provisions	4	10
Charge-offs	(4)	(5)
Repurchase reserves, end of period	$29	$46

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

The primary driver of the reduced provision expense in the period ended June 30, 2015 versus the comparable period was the release of $4.7 million in unused reserves associated with 2012 and 2013 funded volumes in Q2 2015.

Xome Segment

Table 21. Xome - Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Revenues	$122	$79	$230	$143
Expenses	(94)	(44)	(174)	(82)
Other income (expense), net	—	—	—	—
Income before taxes	$28	$36	$56	$61
Income before taxes margin	23.0%	45.6%	24.3%	42.7%

In June 2015, we rebranded our Solutionstar segment as Xome (pronounced “Zome”) and launched the Xome real estate platform and iOS mobile application which we believe is the world’s first truly integrated, end-to-end digital platform for real estate connecting every major touch point in the transaction process from finding a home to closing the deal. The launch of the Xome platform was a significant step in the transformation of the Xome segment from a provider of refinance and default related residential mortgage services to a provider of technology and data enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans.

Through our Xome platform, we intend to enhance the home buying, selling and renting experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is a combination of a web platform and an easy to use mobile-application, giving customers instant access to approximately 80% of all active MLS listings in the United States. Revenues earned from the Xome platform are included as a component of Real Estate Exchange.

In the quarter, we continue to operate HomeSearch.com, our Residential Real Estate exchange for distressed properties, designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. We intend to utilize new technologies integrated with timely, relevant and accurate data to empower our customers whether they are a homeowner, homebuyer, seller, renter, landlord or the agents that serve them. The search function of HomeSearch.com was expanded throughout 2014 both with respect to functionality and the complement of accurate, timely residential listings.

With respect to our Real Estate Services, we are focused on the creation and delivery of high quality services (e.g., title and close, collateral valuation, asset management) for purchase, refinance and default transactions. Our primary focus to date has been to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform. Today, significant opportunity still exists with respect to penetration of our own operations and current customers. In addition, in January 2015, we completed the acquisition of Title365, a significant investment in purchase title related services with a major footprint in the California market. In addition, Title365 also added a significant amount of third party revenue from new customers.

Table 22. Xome - Revenues	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014

Revenues
Real Estate Exchange	$61	$38	$109	$65
Real Estate Services	61	41	121	78
Total Revenues	$122	$79	$230	$143

Key Metrics
Properties sold	6,131	5,663	11,614	10,201
REO inventory at period end	8,279	8,789	8,279	8,789
HomeSearch.comSM and Xome registered users	105,410	39,459	284,854	56,538
3rd party business %	30.2%	9.5%	30.3%	13.3%

For both the three months and six months ended June 30, 2015, revenue related to our Real Estate Exchange grew principally due to an 8% and 15% increase in the volume of properties sold, respectively, as well as our acquisition of Real Estate Digital at the end of the second quarter of 2014.
Real Estate Services revenue growth was primarily driven by our acquisition of Experience 1, Title365 and related entities in January 2015, which contributed $31.2 million and $54.5 million in additional revenue for both the three and six months ended June 30, 2015.

Table 23. Xome - Expenses	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$49	$14	$91	$25
General and administrative	46	30	83	57
Expenses	$94	$44	$174	$82

For both the three months and six months ended June 30, 2015, the increase in expenses versus the comparable period is due largely to an increase in personnel related costs driven by the acquisitions of Experience 1 and Real Estate Digital as well as expansion of our service offerings. Our personnel costs increased on higher headcount through increased hiring and acquisitions. Additionally, in connection with our acquisition of Real Estate Digital, we are reflecting $5 million in additional personnel related expense year to date associated with the transaction.
We continue to make significant investments in corporate functions and continue to invest in engineering personnel to support our development objectives. General and administrative costs increased primarily due to the acquisition of Experience 1 as well as marketing and technology spend associated with our Xome rebranding and launch of the Xome platform.

Corporate and Other

Table 24. Corporate and Other - Operations	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Revenues	$2	$—	$4	$—
Expenses	(20)	(18)	(42)	(30)
Other income (expense), net	(40)	(49)	(79)	(99)
Income (loss) before taxes	$(58)	$(68)	$(117)	$(129)

Table 25. Income before taxes components	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Unsecured Senior Notes	$(40)	$(49)	$(80)	$(100)
Legacy	—	—	—	(1)
Other Corporate	(18)	(19)	(36)	(27)
Income (loss) before taxes	$(58)	$(68)	$(117)	$(129)

Our Corporate and Other reporting unit consists of (1) net income from our Legacy portfolio consisting of non-prime and nonconforming residential mortgage loans transferred to a securitization trust in 2009 that was structured as a secured borrowing resulting in our carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt, (2) interest expense on our Unsecured Senior Notes; and, (3) corporate expenses that are not directly attributable to our operating segments.

Our Interest expense on Unsecured Senior Notes declined for the three and six months ended June 30, 2015 versus the comparable periods due to the redemption of $285 million of notes in July 2014. Our legacy net income was flat for both the three and six months ended June 30, 2015 and the comparable period as losses on REO dispositions offset net interest income.

Our unallocated corporate expense in Other Corporate for the three months June 30, 2015 was higher relative to the comparable period in 2014 primarily due to severance payments of $3.7 million related to a reduction in force that occurred in the second quarter of 2015. On a year to date basis, Other Corporate expenses increased versus the comparable period primarily due to the severance mentioned above, an increased allocation of share based compensation to our Corporate and Other segment and the reversal of bonus accruals in 2014 that did not occur in 2015.

Table 26. Legacy Portfolio	As of June 30,	As of December 31,
(in millions)	2015	2014

Performing - UPB	$185	$196
Nonperforming (90+ Delinquency) - UPB	77	80
REO - Estimated Fair Value	2	38
Total Legacy Portfolio	$264	$314

Table 27. Corporate and Other - Expenses	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$12	$9	$21	$14
General and administrative	8	9	21	16
Expenses	$20	$18	$42	$30

Salaries, wages and benefits increased for three and six months ended June 30, 2015 versus the comparable period primarily due to (1) severance payments of $3.7 million related to a reduction in force that occurred in the second quarter of 2015, (2) an increase in share based compensation allocated to our Corporate segment; and, (3) the reversal of bonus accruals in 2014 that did not occur in 2015. General and administrative expenses for the three months ended June 30, 2015 are lower versus the comparable period primarily due to lower REO losses included in our Legacy portfolio. Year to date general and administrative expenses are higher versus the comparable period primarily due to higher REO losses included in our Legacy portfolio in the first quarter of 2015.

Table 28. Corporate and Other - Other income (expense), net	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Interest income, Legacy Portfolio	$3	$4	$7	$8
Interest expense, Legacy Portfolio	(2)	(2)	(4)	(5)
Interest Expense, Unsecured Senior Notes	(40)	(50)	(80)	(100)
Other	(1)	(2)	(2)	(2)
Other income (expense), net	$(40)	$(49)	$(79)	$(99)

WAC - Unsecured Senior Notes	7.3%	7.8%	7.3%	7.8%

Other income (expense), net includes interest expense associated with our Unsecured Senior Notes and the interest income and expense from our Legacy portfolio. The decline in Other expense for the three and six months ended June 30, 2015 versus the comparable periods is primarily due to the redemption of $285 million of notes in July 2014.

MORTGAGE SERVICING RIGHTS AND RELATED LIABILITIES

MSRs - Fair Value consists of rights we own to service traditional forward residential mortgage loans owned by both agencies and non-agencies.

MSRs - LOCOM, consists of rights to service reverse residential mortgage loans primarily owned by Fannie Mae. We also carry a mortgage servicing rights liability carried at LOCOM, which consists of the obligation to service reverse residential mortgage loans primarily owned by Ginnie Mae. The following tables provide key elements of these MSRs and related liabilities.

	As of June 30,			December 31,
Table 29. MSRs and Related Liabilities	2015			2014
(in millions)	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Agency	$244,429	$2,493	4.47%	$215,303	$2,069	4.49%
Non-Agency	108,978	857	4.61%	118,310	881	4.66%
MSRs - Fair Value	353,407	3,350	4.51%	333,613	2,950	4.55%
Subservicing and Other(1)
Agency	16,096	N/A	N/A	15,008	N/A	N/A
Non-Agency	2,695	N/A	N/A	4,473	N/A	N/A
Total Subservicing and Other(1)	18,791	—	N/A	19,481	—	N/A

MSRs - LOCOM(2)	31,841	11	N/A	27,982	11	N/A
Total servicing portfolio unpaid principal balance	$404,039	$3,361	N/A	$381,076	$2,961	N/A

(1) Subservicing and Other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.

(2) Our MSRs - LOCOM also includes approximately $47.8 million and $65.4 million of mortgage servicing liabilities carried at amortized cost as of June 30, 2015 and December 31, 2014, respectively.

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

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. As part of the assessment, we consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolio primarily consists of higher delinquency single-family non-conforming residential forward mortgage loans in private label securitizations.

	As of June 30,			As of December 31,
Table 30. Fair Value MSR Valuation	2015			2014
($ in millions)	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps

MSRs - Fair Value
Credit Sensitive	$247,720	$2,172	88	$241,770	$1,919	79
Interest Sensitive	105,687	1,178	111	91,843	1,030	112
Total MSRs - Fair Value	$353,407	$3,350	95	$333,613	$2,949	88

The value in our credit sensitive fair value MSRs increased as a result of the overall portfolio performance which led to decreased delinquencies in this portfolio. The value in our interest sensitive fair value MSRs decrease is consistent with our increased prepayment assumptions as a result of the lower interest rate environment.

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 31. MSRs - Fair Value, Rollforward	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$3,022	$2,577	$2,950	$2,488
Additions:
Servicing retained from whole loan sales	61	62	106	120
Purchases of servicing assets	256	85	494	194
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model
Credit sensitive	46	19	78	45
Interest sensitive	82	9	(60)	(20)
Other changes in fair value
Scheduled principal payments	(19)	(21)	(35)	(38)
Voluntary prepayments
Credit sensitive	(60)	(57)	(98)	(111)
Interest sensitive	(37)	(16)	(70)	(25)
Prepayments
Involuntary prepayments
Credit sensitive	—	21	(14)	26
Interest sensitive	—	—	(1)	(1)
Fair value at the end of the period	$3,350	$2,679	$3,350	$2,678
In the fourth quarter of 2014, we revised our approach in calculating Other Changes in Fair Value in the above rollforward. Under the revised approach, we began incorporating voluntary principal payments, which were previously included as a component in the Due to changes in valuation inputs or assumptions line, as a component of Other changes in fair value in Table 31. We have reclassified the amounts presented in the June 30, 2014 rollforwards to conform to the current presentation. While amounts were reclassed in the 2014 period, there was no impact to net income or to the total changes in fair value in the prior period.
We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	As of June 30,
Table 32. MSRs - Fair Value, weighted average assumptions	2015	2014

Credit Sensitive MSRs
Discount rate	11.66%	12.30%
Total prepayment speeds	17.05%	20.38%
Expected weighted-average life (years)	5.91 years	4.70 years
Interest Sensitive MSRs
Discount rate	9.10%	9.39%
Total prepayment speeds	11.68%	10.56%
Expected weighted average life (years)	6.38 years	6.91 years
Discount rate reductions for both credit and interest sensitive MSR are attributable primarily to lower yields on new acquisitions driving down the weighted average rate. Prepay speed reduction and WAL improvement for credit sensitive MSR is attributable to collateral improvement. Prepay speed increase and WAL decline for interest sensitive MSR is attributable to net interest rate reductions period over period.

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. We determine the discount rate through review of recent market transactions as well as comparing our discount rate to those utilized by third party valuation specialists. Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total expected years in which we expect to service the MSR.

As a result of the lower interest rate environment, we adjusted our total prepayment speeds, primarily in our interest rate sensitive portfolio, as refinance volume continues to drive high prepayments. The higher prepayment speeds were slightly offset by decreases in our expected prepayment speeds related to our credit sensitive portfolio as a result of our improved portfolio performance and overall lower delinquencies.

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

Table 33. Excess Spread Financing	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$1,047	$978	$1,031	$986
Additions:
New financings	205	73	258	111
Deductions:
Settlements	(50)	(42)	(100)	(85)
Fair Value Changes
Credit Sensitive	21	27	47	24
Interest Sensitive	5	—	(8)	—
Fair value at the end of the period	$1,228	$1,036	$1,228	$1,036

Weighted-average assumptions:
Mortgage prepayment speeds	11.2%	13.0%	11.2%	13.0%
Average life of mortgage loans	6.1 years	4.8 years	6.1 years	4.8 years
Discount rate	11.4%	11.7%	11.4%	11.8%

Credit sensitive:
Mortgage prepayment spreads	11.3%	13.0%	11.3%	13.0%
Average life of mortgage loans	6.1 years	4.8 years	6.1 years	4.8 years
Discount rate	11.5%	11.7%	11.5%	11.7%

Interest sensitive:
Mortgage prepayment spreads	9.0%	N/A	9.0%	N/A
Average life of mortgage loans	6.3 years	N/A	6.3 years	N/A
Discount rate	8.6%	N/A	8.6%	N/A

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

Mortgage Servicing Rights Financing Liability

Table 34. MSRs Financing Liability - Rollforward	For the three months ended June 30,		For the six months ended June 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$45	$30	$49	$30
Additions:
New financings	—	21	—	21
Deductions:
Changes in fair value(1):	—	—	—	—
Changes in fair value:	14	(11)	10	(11)
Fair value at the end of the period	$59	$40	$59	$40

Weighted-average assumptions:
Advance financing rates	2.79%	2.40%	2.79%	2.40%
Annual advance recovery rates	24.67%	24.24%	24.67%	24.24%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs offset by fair value model assumption changes.
We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2015 and June 30, 2014 being advance financing rates and advance recovery rates.

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

Fair value changes in our mortgage servicing rights financing liability also impact service related revenues. In conjunction with this servicing acquisition structure, we entered into several sale agreements on our outstanding advances whereby we sold the right to repayment on outstanding private label servicer advances. We also sold the right to receive the base fee component on the related MSRs. We continue to service the loans in exchange for a portion of the base fee. We measure these financings at fair value.
The following table provides an overview of our forward servicing portfolio and amounts that have been previously transferred to our co-invest partners for the periods indicated.

Table 35. Leveraged Portfolio Characteristics	June 30,	December 31,
(in millions)	2015	2014

Owned forward servicing portfolio - unencumbered	$93,973	$93,673
Owned forward servicing portfolio - encumbered	259,434	239,940
Subserviced forward servicing portfolio and other	18,791	19,481
Total unpaid principal balance	$372,198	$353,094

Our encumbered forward servicing portfolio consists of residential mortgage loans included within our Excess Spread Financing transactions and our MSR Financing Liability. Subserviced and Other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.

MSRs - LOCOM
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 36. Reverse Portfolio Characteristics	June 30,	December 31,
($ in millions, except for average loan amount)	2015	2014

Loan count	173,594	159,704
Ending unpaid principal balance	$31,841	$27,982
Average loan amount	$183,422	$175,212
Average coupon	3.11%	2.94%
Average borrower age	79	79
We acquire reverse MSRs and funded but unsecuritized advances from third parties. We record the assets acquired and obligations assumed at fair value on the acquisition date, which include the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated. The year over year increase in UPB and ending principal amount are a result of the previously discussed $4.9 billion Generation mortgage transaction.

We use the lower of cost or market to value reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs.

This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of June 30, 2015 or December 31, 2014.

Table 37 deliberately left blank

Analysis of Items on Consolidated Balance Sheet

Table 38. Assets	June 30, 2015	December 31, 2014	% Change
(in millions)
Cash and cash equivalents	$563	$299	88%
Mortgage servicing rights	3,360	2,961	13%
Advances	2,348	2,546	(8)%
Reverse mortgage interests	7,425	2,453	203%
Mortgage loans held for sale	1,906	1,278	49%
Other assets	1,719	1,576	9%
Total assets	$17,321	$11,113	56%

Our total assets as of June 30, 2015 increased to $17.3 billion. The increase was primarily due to the $4.9 billion acquisition of reverse mortgage interests from Generation mortgage. We also saw an increase in our mortgage loans held for sale as we originated over $9.0 billion in mortgage loans during the six month period ended June 30, 2015 as a result of the continued low interest rate environment and cash increase as a result of our equity offering in the first quarter of 2015. Our advance balances declined as the delinquency rates in the portfolio continued to decline.

Table 39. Liabilities and Stockholders' Equity Analysis	June 30, 2015	December 31, 2014	% Change
(in millions)
Unsecured Senior Notes	$2,158	$2,159	—%
Advance facilities	1,826	1,902	(4)%
Warehouse facilities	2,153	1,573	37%
MSR related liabilities - nonrecourse	1,287	1,080	19%
Other nonrecourse debt	6,694	1,768	279%
Other liabilities	1,446	1,406	3%
Total liabilities	15,564	9,888	57%
Total equity	1,757	1,224	44%
Total liabilities and equity	$17,321	$11,112	56%

Total liabilities and equity increased to $17 billion as of June 30, 2015. This increase was primarily the result of the financing of our reverse mortgage acquisition from Generation mortgage included in other liabilities. In addition, we also leveraged our outstanding warehouse facilities during the period as a result of our increase in our mortgage loans held for sale balance. Total equity increased primarily as a result of the equity raise in the first quarter of 2015.

CAPITAL AND LIQUIDITY

In May 2015, the Federal Housing Finance Agency (FHFA) issued final financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers. The minimum financial requirements include net worth, capital ratio and liquidity criteria as described below.

Proposed Minimum Net Worth

▪	Base of $2.5 million plus 25 basis points of UPB for total loans serviced.

Proposed Minimum Capital Ratio

▪	Tangible Net Worth/Total Asset greater than 6%

Proposed Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB

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

Our primary uses of funds for which liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; and (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans.

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

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSE's and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 14, Capital Requirements. If needed, we would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

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

Cash Flows

Table 40. Cash	As of June 30,	As of December 31,
(in millions)	2015	2014

Cash and cash equivalents	$563	$299

Our cash balance increased to $563 million as of June 30, 2015 from $299 million as of December 31, 2014, primarily due to our equity raise in the first quarter of 2015. This increase was offset by investments in mortgage servicing rights and acquisitions in our Xome segment.

Table 41. Operating Cash Flow	For the six months ended June 30,
(in millions)	2015	2014

Net cash attributable to operating activities	$(297)	$863

The $297 million net outflow was primarily due to the timing differences of cash paid to originate residential mortgage loans versus cash received from the sale of residential mortgage loans, resulting in a $454 million net outflow. This was partially offset by a net reduction in advance balances during the period.

Table 42. Investing Cash Flows	For the six months ended June 30,
(in millions)	2015	2014

Net cash attributable to investing activities	(5,388)	$283

Our investing activities used $5,388 million and provided $283 million for the six months ended June 30, 2015 and 2014, respectively. The primary increase is related to the acquisition of the $4.9 billion acquisition of the Generation Mortgage Reverse Mortgage Interest. Other increases in cash outflows are related to higher cash outflows for the purchase of forward mortgage servicing rights of $312 million, and $45 million for business combinations including our acquisition of Title365.

Table 43. Financing Cash Flow	For the six months ended June 30,
(in millions)	2015	2014

Net cash attributable to financing activities	5,949	$(964)

Our financing activities provided $5.9 billion and used $964 million of cash flow during the six months ended June 30, 2015 and 2014, respectively. The primary driver of the increase versus the comparable quarter is the financing of the acquisition of the $4.9 billion acquisition of the Generation Mortgage Reverse Mortgage Interest. Additional increases are primarily attributable to increased cash flows of $504 million from outstanding warehouse and advance facilities combined, an increase of $499 million in cash proceeds from the issuance of common stock in March 2015, and an increase of $258 million from the sale of excess spread financing. During the six months ended June 30, 2014, the $964 million outflow was caused by decreases to notes payable by paying down debt.

Capital Resources

Capital Structure and Debt

Table 44. Debt	As of June 30,	December 31,
(in millions)	2015	2014

Advance facilities	$1,826	$1,902
Warehouse facilities	2,153	1,573
Unsecured Senior Notes	2,158	2,159

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2015, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

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

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of $2.4 billion of Unsecured Senior Notes, with maturity dates ranging from April 2018 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.500% to 9.625%. In July 2014, redeemed all of our outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.

As of June 30, 2015, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows (in millions):

Table 45. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2015	$—
2016	—
2017	—
2018	475
2019	375
Thereafter	1,300
Total	$2,150

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of June 30, 2015, from amounts previously disclosed in on our Form 10-K filed on February 27, 2015.

CRITICAL ACCOUNTING POLICIES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those valued using significant unobservable inputs including (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of mortgage servicing rights financing liability, and (iv) valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies since December 31, 2014.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	increased legal and regulatory proceedings, compliance requirements and related costs; and

•	loss of our licenses.

These factors should not be construed as exhaustive and should be read with the other cautionary statements that are included or incorporated by reference. All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K filed February 27, 2015 for further information on these and other risk factors affecting us.

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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at June 30, 2015 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

A lawsuit has been brought by a purported stockholder against Nationstar and certain of its executive officers that asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and alleges that between February 27, 2014 and May 4, 2015 (the Class Period) Nationstar disseminated a series of materially false and misleading statements, or failed to disclose material facts, regarding its business and financial results which allegedly caused Nationstar common stock to trade at artificially inflated prices. The lawsuit, captioned City of St Clair Shores Police and Fire Retirement System v. Nationstar, 15 Civ. 61170. (S.D. Fla.), was brought on June 2, 2015, in the United States District Court, Southern District of Florida. The plaintiff seeks class certification for purchasers of Nationstar's common stock during the Class Period and unspecified damages and other relief. Nationstar intends to vigorously defend the action.
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

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2015 - April 30, 2015	214	$24.81	—	—
May 1, 2015 - May 31, 2015	286	$25.25	—	—
June 1, 2015 - June 30, 2015	37,755	$18.86	—	—
Total	38,255		—	—

(1) The 38,255 shares of common stock of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1
Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent
X
4.2
Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent
X
4.3
Amendment No. 6, dated as of May 5, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Barclays Bank PLC, as administrative agent and as noteholder, Credit Suisse AG, New York Branch as administrative agent and Credit Suisse AG, Cayman Islands Branch as noteholder
X
4.4
Amendment No. 7, dated as of June 26, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Barclays Bank PLC, as administrative agent and as noteholder, Credit Suisse AG, New York Branch as administrative agent and Credit Suisse AG, Cayman Islands Branch as noteholder
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

NATIONSTAR MORTGAGE HOLDINGS INC.

August 3, 2015	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 3, 2015	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1
Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent
X
4.2
Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent
X
4.3
Amendment No. 6, dated as of May 5, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Barclays Bank PLC, as administrative agent and as noteholder, Credit Suisse AG, New York Branch as administrative agent and Credit Suisse AG, Cayman Islands Branch as noteholder
X
4.4
Amendment No. 7, dated as of June 26, 2015 to the Series 2013-VF1 Indenture Supplement, dated as of January 31, 2013 to the Fourth Amended and Restated Indenture, dated as of January 31, 2013, between Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Barclays Bank PLC, as administrative agent and as noteholder, Credit Suisse AG, New York Branch as administrative agent and Credit Suisse AG, Cayman Islands Branch as noteholder
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