Form 10-Q
period 2015-09-30
Nationstar Mortgage Holdings Inc.
filed 2015-11-06
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of September 30, 2015: 109,826,176

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$596,607	$299,002
Restricted cash	477,232	285,530
Mortgage servicing rights, $3,233,041 and $2,949,739 at fair value, respectively	3,242,356	2,961,321
Advances	2,127,064	2,546,362
Reverse mortgage interests	7,433,716	2,453,069
Mortgage loans held for sale	1,885,605	1,277,931
Mortgage loans held for investment, net of allowance for loan losses of $3,549 and $3,531, respectively	178,988	191,569
Property and equipment, net of accumulated depreciation of $98,931 and $69,721, respectively	137,869	129,611
Derivative financial instruments	98,364	91,051
Other assets	859,139	877,229
Total assets	$17,036,940	$11,112,675
Liabilities and stockholders' equity
Unsecured senior notes	$2,157,973	$2,159,231
Advance facilities	1,750,437	1,901,783
Warehouse facilities	2,303,564	1,572,622
Payables and accrued liabilities	1,291,528	1,322,078
MSR related liabilities - nonrecourse	1,172,471	1,080,465
Derivative financial instruments	28,525	18,525
Mortgage servicing liabilities	27,624	65,382
Other nonrecourse debt	6,608,895	1,768,311
Total liabilities	15,341,017	9,888,397
Commitments and contingencies	—	—
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 109,826 shares and 90,999 shares issued, respectively	1,085	910
Additional paid-in-capital	1,101,464	587,446
Retained earnings	602,961	643,059
Treasury shares; 927 shares and 602 shares at cost, respectively	(18,633)	(12,433)
Total Nationstar stockholders' equity	1,686,877	1,218,982
Noncontrolling interest	9,046	5,296
Total equity	1,695,923	1,224,278
Total liabilities and equity	$17,036,940	$11,112,675
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(amounts in thousands, except for earnings per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Service related	$211,311	$361,509	$884,157	$1,080,037
Net gain on mortgage loans held for sale	185,872	142,815	516,752	443,667
Total revenues	397,183	504,324	1,400,909	1,523,704
Expenses:
Salaries, wages and benefits	200,600	160,757	577,712	471,404
General and administrative	245,621	166,467	693,337	523,664
Total expenses	446,221	327,224	1,271,049	995,068
Other income (expense):
Interest income	112,503	43,314	243,432	130,198
Interest expense	(175,798)	(116,673)	(439,309)	(412,695)
Gain on disposal of property	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	109	940	(563)	2,808
Total other income (expense)	(63,186)	(67,521)	(196,440)	(274,791)
(Loss) income before taxes	(112,224)	109,579	(66,580)	253,845
Income tax (benefit) expense	(47,295)	(1,700)	(30,649)	52,242
Net (loss) income	(64,929)	111,279	(35,931)	201,603
Less: Net gain (loss) attributable to non-controlling interests	1,413	54	4,167	(113)
Net (loss) income attributable to Nationstar	(66,342)	111,225	(40,098)	201,716
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of $0 and ($1,183), respectively	—	—	—	(1,963)
Comprehensive (loss) income	$(66,342)	$111,225	$(40,098)	$199,753

(Loss) Earnings per share:
Basic (loss) earnings per share	$(0.62)	$1.23	$(0.39)	$2.24
Diluted (loss) earnings per share	$(0.62)	$1.22	$(0.39)	$2.22
Weighted average shares:
Basic	107,568	90,120	101,797	89,990
Dilutive effect of stock awards	—	1,001	—	690
Diluted	107,568	91,121	101,797	90,680
Dividends declared per share	$—	$—	$—	$—
See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	90,330	$906	$566,642	$422,341	$(6,944)	$984,908	$4,990	$989,898
Shares (including forfeitures) issued under incentive plan	1,271	4	(4)	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	(1,963)	—	(1,963)
Share-based compensation	—	—	18,565	—	—	18,565	—	18,565
Excess tax benefit from share-based compensation	—	—	2,243	—	—	2,243	—	2,243
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	(5,489)	(5,489)	—	(5,489)
Net income	—	—	—	220,718	—	220,718	306	221,024
Balance at December 31, 2014	$91,601	$910	$587,446	$643,059	$(12,433)	$1,218,982	$5,296	$1,224,278
(unaudited)
Shares (including forfeitures) issued under incentive plan	725	—	—	—	—	—	—	—
Acquisition of non-controlling interest in subsidiaries	—	—	—	—	—	—	(417)	(417)
Currency translation adjustment	—	—	—	—	—	—	—	—
Share-based compensation	—	—	15,337	—	—	15,337	—	15,337
Issuance of common stock, net	17,500	175	497,586	—	—	497,761	—	497,761
Excess tax benefit from share-based compensation	—	—	1,095	—	—	1,095	—	1,095
Withholding tax related to share based settlement of common stock by management	—	—	—	—	(6,200)	(6,200)	—	(6,200)
Net (loss) income	—	—	—	(40,098)	—	(40,098)	4,167	(35,931)
Balance at September 30, 2015	109,826	$1,085	$1,101,464	$602,961	$(18,633)	$1,686,877	$9,046	$1,695,923

See accompanying notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the nine months ended September 30,
	2015	2014
Operating Activities
Net (loss) income attributable to Nationstar	$(40,098)	$201,716
Reconciliation of net (loss) income to net cash attributable to operating activities:
Noncontrolling interest	4,167	306
Share-based compensation	15,337	11,344
Excess tax benefit from share-based compensation	(1,095)	(2,197)
Net gain on mortgage loans held for sale	(516,752)	(443,667)
Mortgage loans originated and purchased, net of fees	(13,970,035)	(13,272,856)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	(1,392,858)	(3,284,336)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	15,048,814	17,616,711
(Gain) loss on interest rate swaps and caps	563	(2,808)
Cash settlement on derivative financial instruments	—	1,352
Depreciation and amortization	41,266	29,963
Amortization (accretion) of premiums (discounts)	(7,395)	16,660
Fair value changes in excess spread financing	(23,357)	61,080
Fair value changes and amortization/accretion of mortgage servicing rights	499,905	128,227
Fair value change in mortgage servicing rights financing liability	7,093	(38,260)
Changes in assets and liabilities:
Advances	419,298	664,311
Reverse mortgage interests	(164,963)	(630,139)
Other assets	145,707	273,464
Payables and accrued liabilities	(126,955)	(25,461)
Net cash attributable to operating activities	(61,358)	1,305,410

Investing Activities
Property and equipment additions, net of disposals	(44,069)	(41,567)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(614,602)	(317,247)
Sale of forward mortgage servicing rights	41,197	—
Purchase of reverse mortgage interests, net of participations sold	(4,815,684)	—
Proceeds on sale of servicer advances	—	512,527
Proceeds from sale of building	—	10,412
Acquisitions, net	(44,858)	(18,000)
Net cash attributable to investing activities	(5,478,016)	146,125
Continued on following page.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	For the nine months ended September 30,
	2015	2014
Financing Activities
Transfers (to) from restricted cash, net	(191,702)	282,289
Issuance of common stock, net of issuance costs	497,761	—
Debt financing costs	(10,668)	(11,461)
Increase (decrease) in warehouse facilities	730,942	(1,439,738)
Increase (decrease) in advance facilities	(151,346)	(502,403)
Proceeds from HECM securitizations	342,403	—
Repayment of HECM securitizations	(102,687)	—
Issuance of excess spread financing	262,976	150,951
Repayment of excess spread financing	(154,706)	(135,897)
Increase in participating interest financing in reverse mortgage interests	4,629,380	279,636
Proceeds from mortgage servicing rights financing	—	52,835
Repayment of nonrecourse debt – Legacy assets	(10,269)	(12,356)
Repayment of unsecured senior notes	—	(285,000)
Excess tax benefit from share-based compensation	1,095	2,197
Surrender of shares relating to stock vesting	(6,200)	(4,755)
Net cash attributable to financing activities	5,836,979	(1,623,702)
Net increase (decrease) in cash and cash equivalents	297,605	(172,167)
Cash and cash equivalents at beginning of period	299,002	441,902
Cash and cash equivalents at end of period	$596,607	$269,735

Supplemental disclosures of cash activities
Cash paid for interest expense	$319,353	$385,739
Net cash (received from) paid for income taxes	30,772	(15,847)
Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for investment to REO at fair value	$2,082	$2,901
Claims made to third parties	(45,537)	(145,480)
Mortgage servicing rights resulting from sale or securitization of mortgage loans	169,406	185,822
Payable to seller of forward mortgage servicing rights	80,466	63,231
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
Basis of Presentation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments when the entity is a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.
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

Recent Accounting Developments

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Loans Upon Foreclosure (ASU 2014-14). This update requires that foreclosed mortgage loans guaranteed by the government be derecognized and a separate other receivable recognized if certain conditions are met. Upon adoption of this ASU, foreclosed loans backed by government guarantees that were previously recorded as a component of Real Estate Owned in Other Assets were reclassified to Reverse Mortgage Interests on the Company's consolidated balance sheet. Consistent with the Company's adoption of ASU 2014-14, $69.4 million from the prior year was reclassified to be in conformity with the current year presentation. The adoption of ASU 2014-14 was limited to balance sheet reclassification, and did not impact the Company's financial condition, liquidity or results of operations.

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure (ASU 2014-04). This update requires disclosure of consumer mortgage loans collateralized by residential real estate for which formal foreclosure proceedings are in process. Consistent with the Company's adoption of ASU 2014-04, the Company made the required disclosure for the current and prior year in the Mortgage Loans Held for Sale and Investment footnote. The adoption of ASU 2014-04 was limited to balance sheet reclassification, and did not impact the Company's financial condition, liquidity or results of operations.

Accounting Standards Update 2015-02: Consolidation (Topic 810) — Amendments to the Consolidation Analysis (ASU 2015-02) changes the analysis that a reporting entity must perform when deciding to consolidate a legal entity. This amendment changes the evaluation of whether limited partnerships are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This amendment also changes the analysis for entities that are involved with variable interest entities and provides an exception for companies with interests in entities that are required to comply with requirements of the Investment Company Act of 1940 for registered money market funds. The amendment is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of ASU 2015-12 is not expected to have a material impact on our financial condition, liquidity or results of operations.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Accounting Standards Update 2015-03: Interest — Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) requires that debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. This amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-03 will be limited to balance sheet reclassification, and will not impact the Company's financial condition, liquidity or results of operations.

Accounting Standards Update 2015-05 - Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05) was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. If the cloud computing arrangement does not include a software license, then the fees should be accounted for as a service contract. This amendment is effective for annual periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on our financial condition, liquidity or results of operations.

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

ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial condition, liquidity or results of operation.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The ASU was postponed resulting in effective commencement with Nationstar's quarter ending March 31, 2018. The company is currently assessing the potential impact on the consolidated financial statements.

2. Mortgage Servicing Rights (MSR) and Related Liabilities

MSRs and Related Liabilities	September 30, 2015	December 31, 2014
MSRs - fair value	$3,233,041	$2,949,739
MSRs - LOCOM	9,315	11,582
Mortgage servicing rights	3,242,356	2,961,321

Mortgage servicing liabilities	27,624	65,382

Excess spread financing - fair value	1,115,949	1,031,035
Mortgage servicing rights financing liability - fair value	56,522	49,430
MSR related liabilities (nonrecourse)	$1,172,471	$1,080,465

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

Interest sensitive portfolios consist of lower delinquency single-family conforming residential forward mortgage agency loans. Credit sensitive portfolios primarily consist of higher delinquency single-family non-conforming residential forward mortgage loans serviced for agency and non-Agency investors.

The following table provides a breakdown of the total credit and interest sensitive unpaid principal balances (UPBs) for Nationstar's forward owned MSRs.

	September 30, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$235,392,069	$1,987,356	$241,769,601	$1,919,290
Interest sensitive	119,251,923	1,245,685	91,843,044	1,030,449
	$354,643,992	$3,233,041	$333,612,645	$2,949,739

The activity of MSRs carried at fair value is as follows for the dates indicated:

	For the three months ended September 30,		For the nine months ended September 30,
MSRs - Fair Value	2015	2014	2015	2014
Fair value at the beginning of the period	$3,350,298	$2,678,134	$2,949,739	$2,488,283
Additions:
Servicing resulting from transfers of financial assets	63,900	65,610	169,406	185,822
Purchases of servicing assets	200,922	159,773	695,067	353,450
Dispositions:
Dispositions	(45,774)	—	(45,774)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(215,384)	89,528	(197,037)	114,349
Other changes in fair value	(120,921)	(94,836)	(338,360)	(243,695)
Fair value at the end of the period	$3,233,041	$2,898,209	$3,233,041	$2,898,209

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

During the third quarter of 2015, Nationstar executed a sale of MSRs with an unpaid principal balance of $4.6 billion.. Nationstar will continue to subservice the loans.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	September 30, 2015	December 31, 2014
Discount rate	11.63%	11.96%
Total prepayment speeds	17.17%	18.58%
Expected weighted-average life	5.71 years	5.39 years
Interest Sensitive	September 30, 2015	December 31, 2014
Discount rate	9.13%	9.09%
Total prepayment speeds	13.56%	11.27%
Expected weighted-average life	5.68 years	6.49 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at September 30, 2015 and December 31, 2014:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2015
Mortgage servicing rights	$(106,438)	$(205,891)	$(163,547)	$(236,670)
December 31, 2014
Mortgage servicing rights	$(110,900)	$(207,295)	$(112,603)	$(199,078)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, the changes in the fair value of Nationstar's excess spread financing liability partially offsets the change in the fair value of Nationstar's mortgage service rights.

MSRs - Lower of Cost or Market (LOCOM)

Nationstar owns the right to service certain reverse mortgages with an unpaid principal balance of $30.7 billion and $28.0 billion as of September 30, 2015 and December 31, 2014, respectively. Nationstar carries these mortgage servicing rights at the lower of cost or market and performs an impairment analysis at the end of each reporting period. In determining fair value for the purpose of impairment, Nationstar utilizes a variety of assumptions, with the primary assumptions being discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. Nationstar classifies these as Level 3. At September 30, 2015 and December 31, 2014, no impairment was identified. Interest and servicing fees collected on reverse mortgage interests are included as a component of either interest income or service related revenues based on whether Nationstar acquired the related borrower draws from a predecessor servicer or funded borrower draws under its obligation to service the related Home Equity Conversion Mortgages (HECMs) subsequent to the acquisition of the rights to service these loans.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	For the nine months ended September 30,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs at Amortized Cost
Balance at the beginning of the period	$11,582	$65,382	$14,879	$82,521
Additions:
Purchase /Assumptions of servicing rights/obligations	—	—	—	—
Deductions:
Amortization/Accretion	(2,267)	(37,759)	(2,448)	(3,567)
Balance at end of the period	$9,315	$27,623	$12,431	$78,954
Fair value at end of period	$30,147	$11,438	$35,475	$61,853

For the nine month periods ended September 30, 2015 and 2014, the Company accreted $37.8 million and $3.6 million, respectively, of the mortgage servicing liability. The increase in amortization/accretion was primarily due to increased realized losses incurred during 2015. Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

Excess Spread Financing at Fair Value

In order to finance the acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar entered into multiple sale and assignment agreements with certain entities formed by New Residential Investment Corp. (New Residential) in which New Residential and/or certain funds managed by Fortress Investment Group LLC (Fortress) own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.

Servicing fees associated with a traditional MSR can be segregated into a base servicing fee and an excess servicing fee. The base servicing fee, along with ancillary income, is meant to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess.
Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and a retained portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread Financing	Prepayment Speeds	Average Life (years)	Discount Rate	Recapture Rate
September 30, 2015
Low	8.0%	3.9 years	8.5%	6.8%
High	18.7%	7.6 years	14.2%	30.3%
Weighted-average	12.3%	5.72 years	11.2%	17.5%
December 31, 2014
Low	6.2%	4.0 years	8.5%	6.7%
High	19.4%	7.1 years	14.2%	31.3%
Weighted-average	12.5%	5.6 years	11.5%	16.8%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2015
Excess spread financing	$40,456	$84,079	$38,419	$80,733
December 31, 2014
Excess spread financing	$36,632	$75,964	$33,618	$70,379

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

Nationstar elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of income and comprehensive income. The weighted average assumptions used in Nationstar's valuation of Mortgage Servicing Rights Financing were as follows:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	September 30, 2015	December 31, 2014
Advance financing rates	2.86%	2.79%
Annual advance recovery rates	24.67%	27.55%

3. Advances, Net

	September 30, 2015	December 31, 2014
Agency	$1,273,618	$1,805,412
Non-agency	$853,446	$740,950
Total advances, net	$2,127,064	$2,546,362

Servicing advances on agency securities represent a receivable from the respective agency and are recovered from cash collections in a securitization trust and/or a requested reimbursement from the agency.
Servicing advances on non-agency securities are typically recovered first at a loan-level from proceeds of the mortgage loans for which the advance was made, and then if loan-level funds are determined to be ultimately insufficient, from cash collected from all borrowers in a securitization trust.
Nationstar accretes purchase discounts related to specific advances into interest income as the related servicer advances are recovered. During the three and nine month periods ended September 30, 2015, the Company accreted $1.3 million and $1.7 million, respectively, of the purchase discounts from recovered servicer advances. During the three and nine month periods ended September 30, 2014, the Company accreted zero and $8.4 million respectively, of the purchase discounts from recovered servicer advanced into interest income. At September 30, 2015, there is $3.4 million that Nationstar expects to accrete into future interest income from remaining purchase discounts.

As of September 30, 2015 and December 31, 2014, Nationstar carried an allowance for uncollectible servicer advances of $19.3 million and $9.2 million, respectively. Advances balances are reflected net of these reserves.

4. Reverse Mortgage Interests

	September 30, 2015	December 31, 2014
Participating interests	$5,957,413	$1,363,225
Other interests securitized	514,378	341,268
Unsecuritized interests	990,998	752,801
Reserve for servicing losses	(29,073)	(4,225)
Total reverse mortgage interests	$7,433,716	$2,453,069

Participating interests consists of Nationstar HECM loans and related advances that have been securitized through the issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) guaranteed by Ginnie Mae to third party security holders.

Other interests securitized consists of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on Nationstar’s balance sheet. See Note 8, Indebtedness and Note 10, Securitizations and Financing for additional information.

Unsecuritized interests consist primarily of (1) recently funded borrower draws; (2) Ginnie Mae HECMs that have been repurchased out of a Ginnie Mae HECM securitization that have reached a minimum of 98% of the maximum claim amount; (3) repurchased Ginnie Mae HECM interests that have been assigned to the FHA for reimbursement; (4) foreclosed assets; (5) advances made on inactive loans that cannot be securitized due to the delinquency status; and (6) accounts receivable related to FHA claims. Under the Ginnie Mae HMBS program, the Company is required to repurchase a HECM loan from the HMBS pool when the outstanding

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. Nationstar routinely securitizes eligible reverse mortgage interests. As stated above, these transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet. See Note 8, Indebtedness for additional information.

During May 2015, the Company entered into an asset acquisition and paid $192 million funded from cash on hand to Generation Mortgage and received of $4.9 billion of UPB assets and $4.6 billion of assumed liabilities. Nationstar recorded both the asset and corresponding liability gross for HMBS securities previously issued by Generation Mortgage as an assumed liability recorded to non-recourse debt.

5. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises (GSEs) or other third-party investors, primarily Ginnie Mae, in the secondary market. Nationstar primarily focuses on assisting customers currently in the Company's servicing portfolio with refinances of loans or new home purchases (referred to as recapture). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale consist of the following for the dates indicated:

	September 30, 2015	December 31, 2014
Mortgage loans held for sale – unpaid principal balance	$1,802,914	$1,218,596
Mark-to-market adjustment(1)	82,691	59,335
Total mortgage loans held for sale	$1,885,605	$1,277,931
(1) The mark-to-market adjustment is reflected in net gain on mortgage loans held for sale on our consolidated statements of income and comprehensive income.

Nationstar accrues interest income as earned. Nationstar places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. When Nationstar places a loan on non-accrual status, Nationstar reverses the interest that had been accrued but not yet received.
The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated:

	September 30, 2015		December 31, 2014
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Nonaccrual	$27,672	$25,037	$31,968	$26,022

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage Loans Held for Sale - Unpaid Principal Balance	September 30, 2015	December 31, 2014
Foreclosure	$20,773	$17,493
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

	For the nine months ended September 30,
	2015	2014
Mortgage loans held for sale – beginning balance	$1,277,931	$2,603,380
Mortgage loans originated and purchased, net of fees	13,970,035	13,272,856
Repurchase of loans out of Ginnie Mae securitizations	1,368,547	3,275,202
Claims made to third parties(1)	(45,537)	(145,480)
Proceeds on sale of and payments of mortgage loans held for sale	(15,034,841)	(17,601,712)
Gain on sale of mortgage loans(2)	349,470	292,795
Mortgage loans held for sale – ending balance	$1,885,605	$1,697,041

(1) This is comprised of claims made on certain government guaranteed mortgage loans upon foreclosure based on the adoption of ASU 2014-14.

(2) The gain on sale of mortgage loans is reflected in net gain on mortgage loans held for sale on our consolidated statements of income and comprehensive income.

Included in Mortgage loans originated and purchased, net of fees are loans repurchased out of Ginnie Mae pools primarily in connection with loan modifications and loan resolution activity as part of Nationstar's contractual obligations as the servicer of the loans. Nationstar has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. During the nine months ended September 30, 2015 and September 30, 2014, Nationstar repurchased loans from Ginnie Mae securitization pools of $1.4 billion and $3.3 billion of mortgage loans, respectively.
Mortgage loans held for investment, net
Mortgage loans held for investment, net as of the dates indicated include:

	September 30, 2015	December 31, 2014
Mortgage loans held for investment, net – unpaid principal balance	$257,763	$276,820
Transfer discount:
Accretable	(14,586)	(15,503)
Non-accretable	(60,640)	(66,217)
Allowance for loan losses	(3,549)	(3,531)
Total mortgage loans held for investment, net	$178,988	$191,569

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the nine months ended September 30, 2015	For the year ended December 31, 2014
Accretable Yield
Balance at the beginning of the period	$15,503	$17,362
Accretion	(2,081)	(2,955)
Reclassifications from (to) nonaccretable discount	1,164	1,096
Balance at the end of the period	$14,586	$15,503
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.2 million of transfer discount to non-accretable yield during the nine months ended September 30, 2015 and $1.1 million during the year ended December 31, 2014. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive LTVs are obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index. The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage Loans Held for Investment - Unpaid Principal Balance	September 30, 2015	December 31, 2014
Foreclosure	$46,914	$52,769

6. Other Assets
Other assets consisted of the following:

	September 30, 2015	December 31, 2014
Receivables from trusts, agencies and prior servicers, net[1]	$373,248	$386,166
Accrued revenues	174,611	154,436
Loans subject to repurchase right from Ginnie Mae	96,574	131,592
Goodwill	68,537	54,701
Intangible assets	43,498	19,622
Deferred financing costs	40,183	46,986
Prepaid expenses	18,424	9,837
Collateral deposits on derivative instruments	13,684	9,810
Real estate owned (REO), net	2,310	1,625
Accrued interest	887	1,890
Other	27,183	60,564
Total other assets	$859,139	$877,229
[1] Net of reserves of $153 million and $108 million as of September 30, 2015 and December 31, 2014, respectively.
Receivables from trusts, agencies and prior services, net is primarily comprised of prior servicer receivables and custodial receivables acquired in asset acquisitions.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Accrued revenues is primarily comprised of service fees earned but not received.
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $96.6 million at September 30, 2015 and $131.6 million at December 31, 2014.

Acquisitions

In January 2015, Xome Holdings LLC (previously known as Solutionstar Holdings LLC hereafter referred to as Xome), a wholly owned subsidiary of Nationstar, acquired Experience 1, Inc., the holding company for Title365, Xome Signing (previously known as Trusted Signing), and technology subsidiaries Xome Labs (previously known as X1 Labs) and Xome Analytics (previously known as X1 Analytics) (collectively, Title365), a title agency and technology services provider for title insurance and escrow services. The total consideration was $36.0 million in cash. Related to the acquisition, the Company recorded $16.8 million in goodwill and $14.9 million in intangible assets as well as $4.3 million of other net assets. The recognized intangible assets primarily relate to customer relationships, trade names and technology.

In May 2015, Xome acquired Quantarium, LLC, a real estate analytics company that has developed industry-leading automated home valuation models utilizing advanced statistical methods and complex proprietary algorithms. Total consideration paid was $12 million. In June 2015, Xome acquired substantially all of the assets of GoPaperless Solutions, a leader in digital signature and document management Software-as-a-Service solutions. GoPaperless will be integrated into the Xome platform during the fourth quarter. Total consideration paid was $2 million. Related to the acquisitions, the Company tentatively recorded an additional $3.8 million in goodwill and $10 million in intangible assets pending a final valuation.

7. Derivative Financial Instruments

Derivatives instruments utilized by Nationstar primarily include interest rate lock commitments (IRLCs), Loan Purchase Commitments (LPCs), Forward MBS trades, Eurodollar futures, interest rate swap agreements and interest rate caps.

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

Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sale commitments to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on exchange prices or the dealer market price and are recorded as a component of derivative financial instruments in the consolidated balance sheets. The changes in value on forward sales of MBS and forward sale commitments are recorded as a charge or credit to net gain on mortgage loans held for sale.

Associated with the Company's forward MBS trades are $13.7 million and $9.8 million in collateral deposits on derivative instruments recorded in other assets on the Company's balance sheets as of September 30, 2015 and December 31, 2014, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

Nationstar occasionally enters into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as LPCs. LPCs are accounted for as derivatives and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Changes in LPCs are recorded as a charge or credit to net gain on mortgage loans held for sale.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

In addition, Nationstar enters into Eurodollar futures contracts to replicate the economic hedging results achieved with interest rate swaps or offset the changes in value of its forward sales of certain agency securities. The Company has not designated its futures contracts as hedges for accounting purposes. Eurodollar futures are accounted for as derivatives and recorded at fair value in derivative financial instruments. Realized and unrealized changes in fair value are recorded as a charge or credit to net gain on mortgage loans held for sale.

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Interest rate swaps are accounted for as derivative financial instruments. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of income (loss) and comprehensive income (loss). Unrealized losses on designated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 million and $400 million, respectively, to mitigate interest rate risk associated with servicing advance facilities. Expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps in Nationstar's consolidated statements of income (loss). The interest rate caps expire during 2016.
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the nine months ended September 30, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2015	$417	$4	$8
Derivative financial instruments
IRLCs	2015	2,764,748	89,965	2,064
Forward MBS trades	2015	252,400	115	(169)
LPCs	2015	766,474	8,280	6,281
Interest rate swaps and caps	2015-2016	1,200,000	4	—
Liabilities
Derivative financial instruments
IRLCs	2015	2,856	12	(5)
Forward MBS trades	2015	3,929,100	26,561	(8,202)
LPCs	2015	207,530	1,630	(1,582)
Interest rate swaps and caps	2017	27,412	48	(563)
Eurodollar futures	2015-2020	298,000	274	(267)

For the year ended December 31, 2014
Assets
Mortgage loans held for sale
Loan sale commitments	2015	$1,666	$(4)	$(11)
Derivative financial instruments
IRLCs	2015	2,556,169	87,902	774
Forward MBS trades	2015	319,112	284	(31,982)
LPCs	2015	287,089	1,999	1,206
Interest rate swaps and caps	2017	124,650	865	(1,673)
Eurodollar futures	2015-2017	40,000	1	1
Liabilities
Derivative financial instruments
IRLCs	2015	865	7	2,691
Interest rate swaps on ABS debt	2015-2017	105,681	103	731
Forward MBS trades	2015	2,958,700	18,360	(15,055)
LPCs	2015	30,494	48	1,641
Eurodollar futures	2015-2017	80,000	7	(7)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

8. Indebtedness
Notes Payable

					September 30, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2016	Servicing advance receivables	$130,000	$73,707	$80,839	$363,014	$418,126
Securities repurchase facility (2011)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - Legacy Assets	—	33,973	55,603	34,613	55,603
Nationstar agency advance financing facility (1)	LIBOR+1.20% to 3.75%	December 2015	Servicing advance receivables	1,300,000	1,114,608	1,243,797	805,706	885,115
MBS advance financing facility (2012)	LIBOR+5.00%	April 2016	Servicing advance receivables	50,000	48,822	58,439	42,472	50,758
Nationstar mortgage advance receivable trust	LIBOR+1.15% to 5.30%	June 2018	Servicing advance receivables	500,000	262,677	305,279	419,170	471,243
MBS servicer advance facility (2014)	LIBOR+3.50%	August 2016	Servicing advance receivables	125,000	123,108	184,084	79,084	138,010
Nationstar servicer advance receivables trust 2014 - BC	LIBOR+1.50% to 3.00%	November 2015	Servicing advance receivables	200,000	93,542	106,012	106,115	121,030
Securities repurchase facility (2014)	LIBOR+1.50% to 2.00%	November 2017	Securities	—	—	—	51,609	74,525
					$1,750,437	$2,034,053	$1,901,783	$2,214,410

					September 30, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.3 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2016	Mortgage loans or MBS	$1,300,000	$874,514	$931,140	$663,167	$697,257
$1.0 billion warehouse facility	LIBOR+1.75% to 3.25%	June 2016	Mortgage loans or MBS	1,000,000	603,348	658,317	307,294	320,285
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2016	Mortgage loans or MBS	500,000	233,941	239,266	176,194	179,994
$500 million warehouse facility	LIBOR+ 1.50% to 2.00%	November 2015	Mortgage loans or MBS	500,000	241,655	255,152	183,290	192,990
$350 million warehouse facility	LIBOR+2.20% to 4.50%	March 2016	Mortgage loans or MBS	350,000	119,460	131,923	210,049	223,849
$200 million warehouse facility	LIBOR+1.50%	April 2016	Mortgage loans or MBS	200,000	98,028	100,420	—	—
$75 million warehouse facility (HCM) (2)	LIBOR+ 2.25% to 2.875%	October 2016	Mortgage loans or MBS	75,000	66,537	68,424	23,949	29,324
$100 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2015	Mortgage loans or MBS	100,000	66,081	69,699	8,679	9,044
ASAP+ facility	LIBOR+1.50%	Up to 45 days	GSE mortgage loans or GSE MBS	—	—	—	—	—
					$2,303,564	$2,454,341	$1,572,622	$1,652,743

Mortgage loans					$1,806,622	$1,905,288	$1,196,956	$1,241,043
Reverse mortgage interests					$496,942	$549,053	$375,666	$411,700
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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

During the fourth quarter of 2015, Nationstar created a new variable interest entity called the Nationstar Advance Agency Receivables Trust, with $550 million of borrowing capacity. See Note 19, Subsequent Events for additional information.
Unsecured Senior Notes
A summary of the balances of Unsecured Senior Notes is presented below:

	September 30, 2015	December 31, 2014
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	$475,000	$475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	377,951	378,555
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,472	400,541
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	604,550	605,135
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	300,000	300,000
Total	$2,157,973	$2,159,231
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
At September 30, 2015, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows:

Year	Amount
2015	$—
2016	—
2017	—
2018	475,000
2019	375,000
Thereafter	1,300,000
Total	$2,150,000

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	September 30, 2015	December 31, 2014
Participating interest financing	$6,042,589	$1,433,145
2014-1 HECM securitization	249,745	259,328
2015-1 HECM securitization	248,664	—
Nonrecourse debt - legacy assets	67,897	75,838
Total	$6,608,895	$1,768,311
Participating Interest Financing
Participating interest financing represents the issuance of pools of HMBS to third-party security holders which are guaranteed by GSEs. Nationstar has accounted for the securitization of these advances in the related HECM loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS through securitization of advances on the HECM loans. The increase in participating interest financing and related reverse mortgage interests during the nine months period ending September 30, 2015 is due to the Generation Mortgage asset acquisition. See Note 4, Reverse Mortgage Interests for additional information in connection with the Generation Mortgage asset acquisition. The interest rate is based on the underlying HMBS rate with a range of 0.48% to 6.98%. The participating interest financing was $6.0 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.

HECM Securitizations
From time to time, Nationstar securitizes its interests in reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing home equity conversion reverse mortgage loans that are covered by Federal Housing Administration (FHA) insurance and secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide Nationstar with access to liquidity for the acquired non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as Reverse Mortgage Interests and the related financing included in other nonrecourse debt. The nonrecourse debt totaled $498.4 million and $259.3 million at September 30, 2015 and December 31, 2014, respectively.

During December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. As part of the securitization, Nationstar retained a portion of the offered Class A notes of approximately $70.4 million as well as the Class M Notes with an outstanding note balance of $36.2 million. A portion of the notes retained by Nationstar represent subordinated beneficial interests. During the first quarter 2015, the Company sold the remaining retained portions of the Class A and the Class M notes for total proceeds of $73.1 million.

During June 2015, Nationstar Mortgage LLC completed the securitization of approximately $269.4 million in Nationstar HECM Loan Trust 2015-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. This transaction was accounted for as a secured borrowing, the related financial assets are recorded at lower of cost or market with a corresponding liability to other non-recourse debt. The notes have a final maturity date of May 2018. No portion of the notes were retained by the Company as of September 30, 2015.

Nationstar evaluates its reverse mortgage interests on a periodic basis. During the three and nine months ended September 30, 2015, no impairment was recorded.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222.0 million of Asset Backed Securities (ABS), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $67.9 million at September 30, 2015 and $75.8 million at December 31, 2014. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $246.7 million and $268.2 million at September 30, 2015 and December 31, 2014, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $78.9 million and $88.2 million at September 30, 2015 and December 31, 2014, respectively.
Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. At September 30, 2015, management believes Nationstar was in compliance with its financial covenants.
Nationstar is required to maintain a minimum tangible net worth of at least $682 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. At September 30, 2015, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	September 30, 2015	December 31, 2014
Payables to servicing and subservicing investors	$432,092	$329,306
Payables to GSEs	101,128	67,311
Payables to securitization trusts	105,708	99,137
Loans subject to repurchase from Ginnie Mae	96,574	131,592
Accrued bonus and payroll	92,356	85,366
MSR purchases payable including advances	80,466	45,697
Payable to insurance carriers and insurance cancellation reserves	78,417	163,381
Accrued interest	64,809	59,708
Taxes	31,965	96,237
Repurchase reserves	28,086	29,165
Other	179,927	215,178
Total payables and accrued liabilities	$1,291,528	$1,322,078

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

Loans subject to repurchase from Ginnie Mae
See Note 6, Other Assets for a description of assets and liabilities related to Loans subject to repurchase from Ginnie Mae.

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

Nationstar evaluates its interests in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. Nationstar evaluates its interests in each SPE for classification as a Variable Interest Entity (VIE). When an SPE meets the definition of a VIE and the Company determines that Nationstar is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust, (iii) Nationstar Agency Advance Financing Trust (NAAFT), and (iv) Nationstar Servicer Advance Receivables Trust, 2014 BC should be consolidated as Nationstar is the primary beneficiary. Also, Nationstar consolidates two reverse mortgage SPEs which are (v) Nationstar HECM Loan Trust 2014-1 and (vi) Nationstar HECM Loan Trust 2015-1 as Nationstar has determined that it is the primary beneficiary.

During the third quarter of 2015, the NAAFT variable financing capacity was reduced from $1.2 billion to $900 million to lower the cost of borrowing and diversify the lending base.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	September 30, 2015		December 31, 2014
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$262,527	$24,882	$90,068	$15,578
Reverse mortgage interests	—	6,471,791	—	1,642,789
Advances	1,655,087	—	1,477,388	—
Mortgage loans held for investment, net	178,037	—	189,456	—
Derivative financial instruments	99	—	865	—
Other assets	3,309	—	2,678	—
Total assets	$2,099,059	$6,496,673	$1,760,455	$1,658,367
Liabilities
Advance facilities	$1,470,827	$—	$1,330,991	$—
Payables and accrued liabilities	1,580	380	1,596	186
Nonrecourse debt–legacy assets	67,896	—	75,838	—
2014-1 HECM securitization	—	249,745	—	259,328
2015-1 HECM Securitization	—	248,664	—	—
Participating interest financing	—	6,042,589	—	1,433,145
Total liabilities	$1,540,303	$6,541,378	$1,408,425	$1,692,659

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

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	September 30, 2015	December 31, 2014
Total collateral balances	$3,218,013	$3,258,472
Total certificate balances	2,903,368	3,297,256

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2015 or December 31, 2014, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	September 30, 2015	December 31, 2014
Unconsolidated securitization trusts	$775,915	$861,419

	For the three months ended September 30,		For the nine months ended September 30,
Credit Losses	2015	2014	2015	2014
Unconsolidated securitization trusts	$61,344	$71,575	$176,564	$219,189
Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$5,590	$—	$2,632	$—	$18,453	$—	$20,818	$—

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

11. Stockholders' Equity

During March 2015, Nationstar completed an equity offering of 17.5 million shares for a total of $497.8 million in cash proceeds. Nationstar used and intends to continue to use the net proceeds from this offering for general corporate purposes, including acquisitions, transfers of servicing portfolios, funding of advances and repayment of obligations.

During the first, second and third quarters of 2015, certain employees of Xome were granted 1.1 million stock appreciation rights (SARs) which can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten year term. The SARs become exercisable upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. The Company did not recognize expense related to the share-based awards during the nine months ended September 30, 2015.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

12. Income Taxes

Income tax (benefit) expense was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Income tax (benefit) expense	$(47,295)	$(1,700)	$(30,649)	$52,242

Effective tax rate	42.1%	(1.6)%	46.0%	20.6%

The primary reasons for the significant variation in the expected tax rate and the actual tax rate are the year-to-date book loss, the partial release of the deferred tax valuation allowance that was previously recorded against the Company’s loss carry forwards, and the elimination of the book income of the KB Homes joint venture. The company released a valuation allowance in the amount of $4.2 million in the quarter ended September 30, 2015 and a valuation allowance in the amount of $44.2 million in the quarter ended September 30, 2014. Excluding the release of the valuation allowance, the Company’s effective tax rate would have been 38.4% for the three months ended September 30, 2015, 38.8% for the three months ended September 30, 2014, 39.8% for the nine months ended September 30, 2015 and 38.0% for the nine months ended September 30, 2014.

The elimination of the book income attributable to the KB Home joint venture is treated as a permanent difference and reduces taxable income. When the Company is in a net income position, this adjustment reduces the effective tax rate and the corresponding income tax expense. When the Company is in a net loss position, this adjustment increases the effective tax rate and the corresponding income tax benefit. Because the Company is in a net loss position for the three months ended September 30, 2015 and for the nine months ended September 30, 2015, the book income attributable to the KB Homes joint venture increases the effective tax rate and the income tax benefit relative to the comparable quarter.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a valuation allowance is established. Management considers all available evidence, both positive and negative, in evaluating the need for a valuation allowance. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance. At the date of the Company’s initial public offering, the Company was in a three year cumulative loss and the Company concluded it was not more likely than not that the net operating loss would be used. Accordingly, a valuation allowance was recorded against the deferred tax assets. The Company has generated significant pre-tax income over the past three years as well as increasing the size of its servicing portfolio over that same time period. As a result, $44.2 million of the valuation allowance recorded against deferred tax assets was released in the quarter ended September 30, 2014. In August 2015, the Company amended its 2012 and 2013 Federal tax returns to characterize $16.5 million in losses arising from loan modifications and REO liquidation in its Legacy portfolio (primarily consisting of subprime mortgage loans originated in the latter portion of 2006 through 2007 acquired from Nationstar's predecessors) as ordinary losses. Approximately $5.0 million of these losses are limited by IRC Section 382 as a result of the Company’s reorganization in March 2012. The remaining post reorganization NOL of $11.5 million may be offset against the Company’s ordinary income without limitation. As a result, the Company has released $4.2 million of the valuation allowance recorded against the deferred tax asset that was previously characterized as a capital loss carryforward. The Company has not released the valuation allowance recorded against the remaining $5.0 million pre-reorganization loss because it is expected to expire unutilized. Accordingly, a valuation allowance of $2.2 million remains as of September 30, 2015.

The Company has federal net operating loss carryforwards (NOL) of approximately $182.9 million that will begin to expire in 2027, if unused. The Company also has immaterial state NOLs that will begin to expire in 2015 if unused. The amount of the state NOLs varies by state based on whether the NOL is derived from the pre-apportioned Federal NOL or calculated based on the apportioned Federal NOL. The Federal NOL is limited under Sections 382 and 383 of the Internal Revenue Code as a result of a reorganization that occurred in advance of the Company’s initial public offering. The annual limitation is approximately $11.0 million. The Company expects that future income will be sufficient to utilize all net operating losses generated subsequent to the initial public offering in 2012.

The Company had a net deferred tax liability of $104.0 million at September 30, 2015 and $109.8 million at December 31, 2014. A valuation allowance of $2.2 million and $6.4 million was recorded against deferred tax assets at September 30, 2015 and

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

December 31, 2014, respectively, as management believes that it is more likely than not that not all of the deferred tax assets will be realized.

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
Mortgage Loans Held for Investment, net (Level 3) – Nationstar determines the fair value of loans held for investment, net, using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from internally developed models, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
Excess Spread Financing (Level 3) – Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. Changes in fair value of the excess spread financing are recorded as a component of service related revenue in Nationstar's consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value on a recurring basis for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. Changes in fair value of the mortgage servicing rights financing liability are recorded as a component of service related revenues in Nationstar’s consolidated statements of income and comprehensive income. As these prices are derived from a combination of internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
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
The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

		September 30, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,885,605	$—	$1,885,605	$—
Mortgage servicing rights(1)	3,233,041	—	—	3,233,041
Derivative financial instruments:
IRLCs	89,965	—	89,965	—
Forward MBS trades	115	—	115	—
LPCs	8,280	—	8,280	—
Interest rate swaps and caps	4	—	4	—
Total assets	$5,217,010	$—	$1,983,969	$3,233,041
LIABILITIES
Derivative financial instruments
IRLCs	12	—	12	—
Interest rate swaps and caps	48	—	48	—
Forward MBS trades	26,561	—	26,561	—
LPCs	1,630	—	1,630	—
Eurodollar futures	274	—	274	—
Mortgage servicing rights financing	56,522	—	—	56,522
Excess spread financing	1,115,949	—	—	1,115,949
Total liabilities	$1,200,996	$—	$28,525	$1,172,471

		December 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$1,277,931	$—	$1,277,931	$—
Mortgage servicing rights(1)	2,949,739	—	—	2,949,739
Derivative financial instruments:
IRLCs	87,902	—	87,902	—
Forward MBS trades	284	—	284	—
LPCs	1,999	—	1,999	—
Interest rate swaps and caps	865	—	865	—
Eurodollar futures	1	—	1	—
Total assets	$4,318,721	$—	$1,368,982	$2,949,739
LIABILITIES
Derivative financial instruments
IRLCs	$7	$—	$7	$—
Interest rate swaps and caps	103	—	103	—
Forward MBS trades	18,360	—	18,360	—
LPCs	48	—	48	—
Eurodollar futures	7	—	7	—
Mortgage servicing rights financing	49,430	—	—	49,430
Excess spread financing	1,031,035	—	—	1,031,035
Total liabilities	$1,098,990	$—	$18,525	$1,080,465

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	ASSETS	LIABILITIES
For the nine months ended September 30, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,949,739	$1,031,035	$49,430
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(535,397)	(23,356)	7,092
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	695,067	—	—
Issuances	169,406	262,976	—
Sales	—	—	—
Settlements	—	(154,706)	—
Dispositions	(45,774)	—	—
Ending balance	$3,233,041	$1,115,949	$56,522

	ASSETS	LIABILITIES
For the year ended December 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(247,379)	57,554	(33,279)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	470,543	—	—
Issuances	238,292	171,317	52,835
Sales	—	—	—
Settlements	—	(184,246)	—
Ending balance	$2,949,739	$1,031,035	$49,430

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	September 30, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$596,607	$596,607	$—	$—
Restricted cash	477,232	477,232	—	—
Mortgage loans held for sale	1,885,605	—	1,885,605	—
Mortgage loans held for investment, net	178,988	—	—	176,829
Reverse mortgage interests	7,433,716	—	—	7,445,241
Derivative financial instruments	98,364	—	98,364	—
Financial liabilities:
Unsecured senior notes	2,157,973	2,012,223	—	—
Advance facilities	1,750,437	—	1,750,437	—
Warehouse facilities	2,303,564	—	2,303,564	—
Derivative financial instruments	28,525	—	28,525	—
Excess spread financing	1,115,949	—	—	1,115,949
Mortgage servicing rights financing liability	56,522	—	—	56,522
Nonrecourse debt - legacy assets	67,897	—	—	78,228
Participating interest financing	6,042,589	—	6,011,914	—
2014-1 HECM securitization	249,745	—	—	317,103
2015-1 HECM securitization	248,664	—	—	308,625

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$299,002	$299,002	$—	$—
Restricted cash	285,530	285,530	—	—
Mortgage loans held for sale	1,277,931	—	1,277,931	—
Mortgage loans held for investment, net	191,569	—	—	192,865
Reverse mortgage interests	2,453,069	—	—	2,432,735
Derivative financial instruments	91,051	—	91,051	—
Financial liabilities:
Unsecured senior notes	2,159,231	2,057,038	—	—
Advance facilities	1,901,783	—	1,901,783	—
Warehouse facilities	1,572,622	—	1,572,622	—
Derivative financial instruments	18,525	—	18,525	—
Excess spread financing	1,031,035	—	—	1,031,035
Mortgage servicing rights financing liability	49,430	—	—	49,430
Nonrecourse debt - legacy assets	75,838	—	—	86,570
Participating interest financing	1,433,145	—	1,423,291	—
2014-1 HECM securitization	259,328	—	—	259,328

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1.2 billion. As of September 30, 2015 Nationstar was in compliance with its selling and servicing capital requirements.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $13.9 million and $37.3 million for the three and nine months ended September 30, 2015, and $3.6 million and $18.8 million for the three and nine months ended September 30, 2014, respectively, was included in general and administrative expenses on the consolidated statements of income and comprehensive income.
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $8.1 million to $19.5 million in excess of the accrued liability (if any) related to those matters as of September 30, 2015. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

During the course of a routine regulatory examination, the Company agreed with a regulator to make refunds of approximately $16.2 million to certain borrowers related to delays in consummating their loan modifications that were transferred from prior servicers from 2012 through February 2015. The Company will be seeking recourse for some portion of these charges from various counterparties. While the Company has made changes to certain practices regarding the transfer of loan modifications, there can be no assurance that additional amounts will not be assessed as restitution to the borrowers or as a penalty.

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value (See Note 7 - Derivative Financial Instruments).

Nationstar has certain MSRs related to approximately $30.7 billion of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At September 30, 2015, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $3.3 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting

Nationstar presents financial performance utilizing reportable segments aligned with how the operations are managed. The Servicing segment reflects the results of operations attributable to MSRs originated internally, acquired from third parties and loans subserviced for third-parties. The Xome (formerly known as Solutionstar) segment reflects financial performance related to real estate services (e.g., collateral valuation, title, closing services) and real estate exchange, including our Xome.com end-to-end digital platform and HomeSearch.com residential auction portal. The Originations segment includes fees associated with loan originations and gains from the sale and securitization of loans. The originations segment includes the Home Community Mortgage (HCM) joint venture, which Nationstar consolidates. The joint venture partner's share of earnings is reflected in Net gain (loss) attributable to noncontrolling interests. The Corporate and Other segment encompasses certain identified corporate costs as well as the 'Legacy' portfolio which includes primarily subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor.
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
Effective April 1, 2015, Nationstar reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how our chief operating decision maker internally reviews and operates this business. All periods presented reflect this reclassification. During the three and nine months ending September 30, 2014, and $3.4 million and $5.8 million of net income was reclassified from our Xome segment to our Servicing segment, respectively.
The following tables are a presentation of financial information by segment for the periods indicated:

	For the three months ended September 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$84,641	$17,017	$109,449	$211,107	$204	$—	$211,311
Net gain on mortgage loans held for sale	22,957	162,918	—	185,875	(3)	—	185,872
Total revenues	107,598	179,935	109,449	396,982	201	—	397,183
Total expenses	208,103	131,300	92,380	431,783	14,438		446,221
Other income (expense):
Interest income	89,097	18,937	—	108,034	4,469	—	112,503
Interest expense	(115,307)	(17,382)	(27)	(132,716)	(43,082)	—	(175,798)
Gain on sale of property	—	—	—	—	—	—	—
Gain (loss) on interest rate swaps and caps	99	—	—	99	10	—	109
Total other income (expense)	(26,111)	1,555	(27)	(24,583)	(38,603)	—	(63,186)
Income (loss) before taxes	$(126,616)	$50,190	$17,042	$(59,384)	$(52,840)	$—	$(112,224)
Depreciation and amortization	$4,150	$3,674	$4,274	$12,098	$2,548	$—	$14,646
Total assets	$14,129,465	$1,902,485	$285,294	$16,317,244	$719,696	$—	$17,036,940

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the three months ended September 30, 2014
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$323,459	$10,439	$79,938	$413,836	$1,133	$(53,460)	$361,509
Net gain on mortgage loans held for sale	(37,474)	128,355	—	90,881	(1,172)	53,106	142,815
Total revenues	285,985	138,794	79,938	504,717	(39)	(354)	504,324
Total expenses	163,144	89,369	47,837	300,350	26,874	—	327,224
Other income (expense):
Interest income	18,369	18,904	—	37,273	5,687	354	43,314
Interest expense	(48,651)	(17,085)	(352)	(66,088)	(50,585)	—	(116,673)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	795	—	—	795	145	—	940
Total other income (expense)	(29,487)	1,819	(352)	(28,020)	(39,855)	354	(67,521)
Income (loss) before taxes	$93,354	$51,244	$31,749	$176,347	$(66,768)	$—	$109,579
Depreciation and amortization	$2,866	$1,049	$942	$4,857	$4,705	$—	$9,562
Total assets	$8,387,116	$1,929,239	$303,489	$10,619,844	$257,200	$—	$10,877,044

	For the nine months ended September 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$505,290	$37,507	$339,239	$882,036	$2,561	$(440)	$884,157
Net gain on mortgage loans held for sale	44,807	470,287	—	515,094	1,658	—	516,752
Total revenues	550,097	507,794	339,239	1,397,130	4,219	(440)	1,400,909
Total expenses	600,039	348,708	266,203	1,214,950	56,099	—	1,271,049
Other income (expense):
Interest income	180,657	51,066	2	231,725	11,267	440	243,432
Interest expense	(263,473)	(46,621)	(91)	(310,185)	(129,124)	—	(439,309)
Gain (loss) on sale of property	—	—	—	—	—	—	—
Gain (loss) on interest rate swaps and caps	(618)	—	—	(618)	55	—	(563)
Total other income (expense)	(83,434)	4,445	(89)	(79,078)	(117,802)	440	(196,440)
Income (loss) before taxes	$(133,376)	$163,531	$72,947	$103,102	$(169,682)	$—	$(66,580)
Depreciation and amortization	$12,088	$8,835	$11,582	$32,505	$8,761	$—	$41,266
Total assets	$14,129,465	$1,902,485	$285,294	$16,317,244	$719,696	$—	$17,036,940

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	For the nine months ended September 30, 2014
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
REVENUES:
Service related	$870,502	$38,388	$223,078	$1,131,968	$2,275	$(54,206)	$1,080,037
Net gain on mortgage loans held for sale	(2,972)	395,756	—	392,784	(2,223)	53,106	443,667
Total revenues	867,530	434,144	223,078	1,524,752	52	(1,100)	1,523,704
Total expenses	517,044	291,503	129,679	938,226	56,842	—	995,068
Other income (expense):
Interest income	59,191	57,752	—	116,943	12,155	1,100	130,198
Interest expense	(199,464)	(56,333)	(496)	(256,293)	(156,402)	—	(412,695)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	2,156	—	—	2,156	652	—	2,808
Total other income (expense)	(138,117)	1,419	(496)	(137,194)	(138,697)	1,100	(274,791)
Income (loss) before taxes	$212,369	$144,060	$92,903	$449,332	$(195,487)	$—	$253,845
Depreciation and amortization	$11,453	$7,754	$2,764	$21,971	$7,992	$—	$29,963
Total assets	$8,387,116	$1,929,239	$303,489	$10,619,844	$257,200	$—	$10,877,044

17. Guarantor Financial Statement Information
As of September 30, 2015, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly-owned subsidiaries of Nationstar, have issued $2.2 billion aggregate principal amount of Unsecured Senior Notes which mature on various dates through June 1, 2022. The Unsecured Senior Notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the Unsecured Senior Notes as well. Presented below are the consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the Unsecured Senior Notes.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$575,045	$3,802	$17,760	$—	$596,607
Restricted cash	—	186,363	3	290,866	—	477,232
Mortgage servicing rights	—	3,242,356	—	—	—	3,242,356
Advances	—	2,127,044	—	20	—	2,127,064
Reverse mortgage interests	—	6,919,338	—	514,378	—	7,433,716
Mortgage loans held for sale	—	1,742,100	—	143,505	—	1,885,605
Mortgage loans held for investment, net	—	951	—	178,037	—	178,988
Property and equipment, net	—	110,064	870	26,935	—	137,869
Derivative financial instruments	—	92,960	—	5,404	—	98,364
Other assets	10,205	932,014	297,521	1,378,894	(1,759,495)	859,139
Investment in subsidiaries	1,685,718	511,268	—	—	(2,196,986)	—
Total assets	$1,695,923	$16,439,503	$302,196	$2,555,799	$(3,956,481)	$17,036,940
Liabilities and stockholders’ equity
Unsecured senior notes	$—	$2,157,973	$—	$—	$—	$2,157,973
Advance facilities	—	279,610	—	1,470,827	—	1,750,437
Warehouse facilities	—	2,170,945	—	132,619	—	2,303,564
Payables and accrued liabilities	—	1,236,858	1,597	53,073	—	1,291,528
MSR related liabilities - nonrecourse	—	1,172,471	—	—	—	1,172,471
Derivative financial instruments	—	28,525	—	—	—	28,525
Mortgage servicing liabilities	—	27,624	—	—	—	27,624
Payables to affiliates	—	1,637,189	894	121,412	(1,759,495)	—
Other nonrecourse debt	—	6,042,590	—	566,305	—	6,608,895
Total liabilities	—	14,753,785	2,491	2,344,236	(1,759,495)	15,341,017
Total equity	1,695,923	1,685,718	299,705	211,563	(2,196,986)	1,695,923
Total liabilities and equity	$1,695,923	$16,439,503	$302,196	$2,555,799	$(3,956,481)	$17,036,940

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$96,086	$15,672	$99,553		$211,311
Net gain on mortgage loans held for sale	—	174,127	—	11,745	—	185,872
Total revenues	—	270,213	15,672	111,298	—	397,183
Expenses:
Salaries, wages and benefits	—	141,254	3,199	56,147	—	200,600
General and administrative	—	199,900	1,734	43,987	—	245,621
Total expenses	—	341,154	4,933	100,134	—	446,221
Other income/(expense):
Interest income	—	101,613	—	10,890		112,503
Interest expense	—	(157,197)	—	(18,601)	—	(175,798)
Gain on interest rate swaps and caps	—	10	—	99	—	109
Gain/(loss) from subsidiaries	(66,342)	15,241	—	—	51,101	—
Total other income/(expense)	(66,342)	(40,333)	—	(7,612)	51,101	(63,186)
Income/(loss) before taxes	(66,342)	(111,274)	10,739	3,552	51,101	(112,224)
Income tax expense/(benefit)	—	(45,974)	(1,323)	2	—	(47,295)
Net income/(loss)	(66,342)	(65,300)	12,062	3,550	51,101	(64,929)
Less: net gain attributable to noncontrolling interests	—	1,042	—	371	—	1,413
Net income/(loss) excluding noncontrolling interests	$(66,342)	$(66,342)	$12,062	$3,179	$51,101	$(66,342)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$528,839	$13,033	$342,285	$—	$884,157
Net gain on mortgage loans held for sale	—	483,922	—	32,830	—	516,752
Total revenues	—	1,012,761	13,033	375,115	—	1,400,909
Expenses:
Salaries, wages and benefits	—	411,017	3,626	163,069	—	577,712
General and administrative	—	557,847	1,928	133,562	—	693,337
Total expenses	—	968,864	5,554	296,631	—	1,271,049
Other income/(expense):
Interest income	—	215,663	—	27,769	—	243,432
Interest expense	—	(388,024)	—	(51,285)	—	(439,309)
Gain on interest rate swaps and caps	—	55	—	(618)	—	(563)
Gain/(loss) from subsidiaries	(40,098)	61,615	—	—	(21,517)	—
Total other income/(expense)	(40,098)	(110,691)	—	(24,134)	(21,517)	(196,440)
Income/(loss) before taxes	(40,098)	(66,794)	7,479	54,350	(21,517)	(66,580)
Income tax expense/(benefit)	—	(30,659)	—	10	—	(30,649)
Net income/(loss)	(40,098)	(36,135)	7,479	54,340	(21,517)	(35,931)
Less: net gain attributable to noncontrolling interests	—	3,963	—	204	—	4,167
Net income/(loss) excluding noncontrolling interests	$(40,098)	$(40,098)	$7,479	$54,136	$(21,517)	$(40,098)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities:
Net income/(loss)	$(40,098)	$(40,098)	$7,479	$54,136	$(21,517)	$(40,098)
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	40,098	(61,615)	—	—	21,517	—
Noncontrolling interest		3,963	204			4,167
Share-based compensation	—	8,476	—	6,861	—	15,337
Net tax effect of stock grants	—	(1,095)	—	—	—	(1,095)
Loss on foreclosed real estate and other	—	—	—	—	—	—
Gain on mortgage loans held for sale	—	(481,039)	—	(35,713)	—	(516,752)
Mortgage loans originated and purchased, net of fees	—	(13,136,799)	—	(833,236)	—	(13,970,035)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(1,392,858)	—	—	—	(1,392,858)
Proceeds on sale of and payments of mortgage loans held for sale	—	14,277,068	—	771,746	—	15,048,814
(Gain)/loss on derivatives including ineffectiveness	—	(55)	—	618	—	563
Depreciation and amortization	—	29,672	—	11,594	—	41,266
Amortization/(accretion) of premiums/(discounts)	—	(4,028)	—	(3,367)	—	(7,395)
Fair value changes in excess spread financing	—	(23,357)	—	—	—	(23,357)
Fair value changes and amortization/accretion of mortgage servicing rights	—	499,905	—	—	—	499,905
Fair value change in mortgage servicing rights financing liability	—	7,093	—	—	—	7,093
Changes in assets and liabilities:
Advances	—	417,021	—	2,277	—	419,298
Reverse mortgage interests	—	8,147	—	(173,110)	—	(164,963)
Other assets	6,200	167,774	(5,703)	(22,564)	—	145,707
Payables and accrued liabilities	—	(125,407)	1,572	(3,120)	—	(126,955)
Net cash attributable to operating activities	$6,200	$152,768	$3,552	$(223,878)	$—	$(61,358)

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(23,446)	(35)	(20,588)	—	(44,069)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(4,815,684)	—	—	—	(4,815,684)
Purchases of reverse mortgage servicing rights and interests	—	(614,602)	—	—	—	(614,602)
Sale of forward service rights	—	41,197	—	—	—	41,197
Acquisitions, net	—	—	—	(44,858)	—	(44,858)
Net cash attributable to investing activities	—	(5,412,535)	(35)	(65,446)	—	(5,478,016)
Financing activities:
Transfers to/from restricted cash, net	—	(9,273)	(3)	(182,426)	—	(191,702)
Issuance of common stock, net of issuance cost	—	497,761	—	—	—	497,761
Debt financing costs	—	(10,668)	—	—	—	(10,668)
Increase (decrease) advance facilities	—	630,952	—	99,990	—	730,942
Increase (decrease) warehouse facilities	—	(291,182)	—	139,836	—	(151,346)
Proceeds from HECM Securitizations	—	—	—	342,403	—	342,403
Repayment of HECM Securitizations	—	—	—	(102,687)	—	(102,687)
Issuance of excess spread financing	—	262,976	—	—	—	262,976
Repayment of excess spread financing	—	(154,706)	—	—	—	(154,706)
Increase in participating interest financing in reverse mortgage interests	—	4,629,380	—	—	—	4,629,380
Repayment of nonrecourse debt–Legacy assets	—	(1,293)	—	(8,976)	—	(10,269)
Net tax benefit for stock grants issued	—	1,095	—	—	—	1,095
Redemption of shares for stock vesting	(6,200)	—	—	—	—	(6,200)
Net cash attributable to financing activities	(6,200)	5,555,042	(3)	288,140	—	5,836,979
Net increase/(decrease) in cash	—	295,275	3,514	(1,184)	—	297,605
Cash and cash equivalents at beginning of period	$—	$279,770	$288	$18,944	$—	$299,002
Cash and cash equivalents at end of period	$—	$575,045	$3,802	$17,760	$—	$596,607

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

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$310,821	$(12,969)	$80,790	$(17,133)	$361,509
Net gain on mortgage loans held for sale	—	121,912	—	4,124	16,779	142,815
Total revenues	—	432,733	(12,969)	84,914	(354)	504,324
Expenses:
Salaries, wages and benefits	—	135,686	750	24,321	—	160,757
General and administrative	—	137,192	(2,958)	32,233	—	166,467
Total expenses	—	272,878	(2,208)	56,554	—	327,224
Other income/(expense):
Interest income	—	38,403	—	4,557	354	43,314
Interest expense	—	(106,771)	—	(9,902)	—	(116,673)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain/(loss) on interest rate swaps and caps	—	145	—	795	—	940
Gain/(loss) from subsidiaries	111,225	13,049	—	—	(124,274)	—
Total other income/(expense)	111,225	(50,276)	—	(4,550)	(123,920)	(67,521)
Income before taxes	111,225	109,579	(10,761)	23,810	(124,274)	109,579
Income tax expense/(benefit)	—	(1,700)	—	—	—	(1,700)
Net Income/(loss)	111,225	111,279	(10,761)	23,810	(124,274)	111,279
Less: net gain attributable to noncontrolling interests	—	54	—	—	—	54
Net income/(loss) excluding noncontrolling interests	$111,225	$111,225	$(10,761)	$23,810	$(124,274)	$111,225

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related	$—	$878,169	$45,586	$210,488	$(54,206)	$1,080,037
Net gain on mortgage loans held for sale	—	386,461	—	4,100	53,106	443,667
Total revenues	—	1,264,630	45,586	214,588	(1,100)	1,523,704
Expenses:
Salaries, wages and benefits	—	418,190	4,257	48,957	—	471,404
General and administrative	—	427,669	1,738	94,257	—	523,664
Total expenses	—	845,859	5,995	143,214	—	995,068
Other income/(expense):
Interest income	—	116,258	—	12,840	1,100	130,198
Interest expense	—	(367,784)	—	(44,911)	—	(412,695)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain/(loss) on interest rate swaps and caps	—	652	—	2,156	—	2,808
Gain/(loss) from subsidiaries	201,716	81,050	—	—	(282,766)	—
Total other income/(expense)	201,716	(164,926)	—	(29,915)	(281,666)	(274,791)
Income before taxes	201,716	253,845	39,591	41,459	(282,766)	253,845
Income tax expense/(benefit)	—	52,242	—	—	—	52,242
Net Income/(loss)	201,716	201,603	39,591	41,459	(282,766)	201,603
Less: net gain attributable to noncontrolling interests	—	(113)	—	—	—	(113)
Net income/(loss) excluding noncontrolling interests	$201,716	$201,716	$39,591	$41,459	$(282,766)	$201,716

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$201,716	$201,716	$39,591	$41,459	$(282,766)	$201,716
Reconciliation of net income to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(201,716)	(81,050)	—	—	282,766	—
Noncontrolling interest	—	306	—	—	—	306
Share-based compensation	—	11,344	—	—	—	11,344
Excess tax benefit from share based compensation	—	(2,197)	—	—	—	(2,197)
Net (gain)/loss on mortgage loans held for sale	—	(386,461)	—	(4,100)	(53,106)	(443,667)
Mortgage loans originated and purchased, net of fees	—	(13,272,856)	—	—	—	(13,272,856)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(3,284,336)	—	—	—	(3,284,336)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	17,589,098	—	(25,493)	53,106	17,616,711
(Gain)/loss on swaps and caps	—	(652)	—	(2,156)	—	(2,808)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	27,148	89	2,726	—	29,963
Amortization/(accretion) of premiums/(discounts)	—	18,578	—	(1,918)	—	16,660
Fair value changes in excess spread financing	—	61,080	—	—	—	61,080
Fair value changes and amortization/accretion of mortgage servicing rights	—	128,227	—	—	—	128,227
Fair value change in mortgage servicing rights financing liability	—	(38,260)	—	—	—	(38,260)
Changes in assets and liabilities:
Advances	—	(3,332,289)	467	3,996,133	—	664,311
Reverse mortgage interests	—	(630,139)	—	—	—	(630,139)
Other assets	4,755	1,864,514	(37,347)	(1,558,527)	69	273,464
Payables and accrued liabilities	—	(38,453)	(5,950)	19,011	(69)	(25,461)
Net cash attributable to operating activities	$4,755	$(1,164,682)	$(3,150)	$2,468,487	$—	$1,305,410

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Property and equipment additions, net of disposals	—	(29,517)	(69)	(11,981)	—	(41,567)
Gain on disposal of building	—	10,412	—	—	—	10,412
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(317,247)	—	—	—	(317,247)
Proceeds from sale of servicer advances	—	512,527	—	—	—	512,527
Proceeds from sales of REO	—	—	—	—	—	—
Acquisitions, net	—	(18,000)	—	—	—	(18,000)
Net cash attributable to investing activities	—	158,175	(69)	(11,981)	—	146,125
Financing activities:
Transfers to/from restricted cash	—	100,185	3	182,101	—	282,289
Repayment of unsecured senior notes	—	(285,000)	—	—	—	(285,000)
Debt financing costs	—	(11,461)	—	—	—	(11,461)
Increase/(decrease) in advance facilities	—	687,306	—	(2,127,044)	—	(1,439,738)
Increase/(decrease) in warehouse facilities	—	—	—	(502,403)	—	(502,403)
Issuance of excess spread financing	—	150,951	—	—	—	150,951
Repayment of excess servicing spread financing	—	(135,897)	—	—	—	(135,897)
Increase in participating interest financing in reverse mortgage interests	—	279,636	—	—	—	279,636
Proceeds from mortgage servicing rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(12,356)	—	(12,356)
Excess tax benefit from share-based compensation	—	2,197	—	—	—	2,197
Surrender of shares relating to stock vesting	(4,755)	—	—	—	—	(4,755)
Net cash attributable to financing activities	(4,755)	840,752	3	(2,459,702)	—	(1,623,702)
Net increase in cash and cash equivalents	—	(165,755)	(3,216)	(3,196)	—	(172,167)
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$256,513	$691	$12,531	$—	$269,735

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

18. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Newcastle Investment Corp. (Newcastle)
Nationstar is the servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.7 billion and $0.8 billion, at September 30, 2015 and December 31, 2014, respectively. During the three months ended September 30, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $0.9 million and $1.0 million, respectively. During the nine months ended September 30, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $2.7 million and $3.1 million, respectively.
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
In addition, from inception in 2012 through September 30, 2015, Nationstar paid $29.7 million to New Residential for delinquent service fees in advance of the contractual due date. This amount will be ultimately netted against future remittances as related to service fee amounts. This amount is recorded as an offset to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1.1 billion and $1.0 billion at September 30, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights Financing Liability

During December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain third party co-investors own an interest. Under the Sale Agreement, Nationstar sold to the Purchaser the right to repayment on certain outstanding servicer advances outstanding on non-Agency mortgage loans. In addition, Nationstar also sold the right to receive the base fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the base fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. Nationstar will continue to act as named servicer under each servicing agreement until servicing is transferred to the Purchaser. Once the servicing is transferred under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans. While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, the Company accounts for the transactions as financings.
The fair value of the outstanding liability related to the Sale Agreement was $56.5 million and $49.4 million at September 30, 2015 and December 31, 2014, respectively.
Other

During May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. The terms and fees of this servicing arrangement generally conform with industry standards for stand-alone residential mortgage loan servicing. During the three and nine months ended September 30, 2015, Nationstar recognized revenue of $0.9 million and $3.0 million, respectively, related to these servicing arrangements.

19. Subsequent Events

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, unless otherwise stated)

During October 2015, Nationstar created a new VIE called Nationstar Advance Agency Receivables Trust (NAART), with $550 million of borrowing capacity, which will engage in forward mortgage securitization activity.

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

Third Quarter 2015 Highlights

Some of the major highlights for the third quarter of 2015 include:

•	Achieved 3.6 basis points profitability in Servicing as compared to 2.3 basis points during the second quarter of 2015.

•	Earned $50.2 million in originations funding including more than 25,696 loans during the quarter.

•	Improved recapture rate to 28% from 25% in second quarter.

•	Acquired $19.0 billion of mortgage servicing rights (MSRs) during the quarter.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 7.2% from 9.9% at the start of the year.

•	Provided over 16,340 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Funded $5.0 billion mortgage loans including $3.0 billion related to retaining customers from our servicing portfolio.

•	Refinanced $1.4 billion in HARP loans, providing relief to 8,368 customers.

Capital and Liquidity

We had cash on hand of $596.7 million as of September 30, 2015 and $299.0 million as of December 31, 2014, respectively. This included amounts paid for the acquisition of $19.0 billion of MSRs during the third quarter. In addition, we had total equity of $1.8 billion as of September 30, 2015 and $1.2 billion as of December 31, 2014, respectively. We believe we have sufficient capital and liquidity to conduct our operations, including the acquisition of new portfolios that meet our return requirements.
Purchase of MSRs / Fair Value
During the third quarter, we completed the sale of MSRs associated with $4.6 billion in unpaid principal balance (UPB) and retained subservicing rights. This sale of MSRs is another capital alternative within our capital budgeting strategy.
We purchased MSRs primarily with cash on hand and the use of additional excess spread financings with New Residential and funds managed by Fortress Investment Group, all of which are affiliated companies. For additional information see Note 2, Mortgage Servicing Rights and Related Liabilities and Note 18, Transactions with Affiliates of Fortress.
Warehouse facilities
As a result of the increased activity in our Originations segment, our Mortgage Loans Held for Sale increased to $1.8 billion as of September 30, 2015 compared to $1.3 billion as of December 31, 2014. We have sufficient warehouse capacity to support our Originations segment including anticipated growth. As of September 30, 2015, we were in compliance with all covenants related to our borrowing facilities.
Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

Consolidated Results

Table 1. Consolidated Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015		2014

Revenues - Operational	$549	$460	$1,581		$1,429
Revenues - MTM	(152)	44	(180)		95
Total revenues	397	504	1,401	1,524	1,524
Expenses	(446)	(327)	(1,271)		(995)
Other income (expense), net	(63)	(68)	(196)		(275)
Income before taxes	(112)	109	(66)		254
Income tax expense (benefit)	(47)	(2)	(31)		52
Less: net gain (loss) attributable to noncontrolling interests	1	—	5		—
Net income attributable to Nationstar	$(66)	$111	$(40)		$202

During the three months ended September 30, 2015 as compared to the same period in 2014, the decrease in net income was predominantly due to fair value marks as a result of fluctuations in interest rates. Operationally, Servicing declined compared to the prior year principally as a result of higher legal and regulatory costs. Originations earnings were comparable and Xome saw a decline in net income as we continued our investments in technology and, to a lesser extent, building out the corporate infrastructure.

During the nine months ended September 30, 2015, the primary impact to net income attributable to Nationstar was fair value marks associated with mortgage servicing rights and related liabilities as a result of fluctuations in interest rates. From an operational perspective, servicing declined year-to-date when compared to the prior period principally as a result of higher legal and regulatory costs as well as higher claims losses principally in the first quarter. In addition, the prior year benefited from clean-up calls that have not occurred in the current year. Originations has continued to benefit from the interest rate environment and is currently 14% ahead in earnings this year compared to same time last year. Finally, Xome is down year over year due principally to investments in technology and corporate infrastructure which did not really begin until late fourth quarter 2014.

Table 2. Revenues	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014
Servicing - Operational	$260	$241	$730	$772
Servicing - MTM	(152)	44	(180)	95
Total servicing revenue	108	285	550	867
Originations	180	139	508	434
Xome	109	80	339	223
Corporate and other, including eliminations	—	—	4	—
Total revenues	$397	$504	$1,401	$1,524

Operational revenues for the three months ended September 30, 2015, increased for all segments. Servicing operational revenues are principally driven by higher base servicing fees as a result of improved portfolio performance and changes to customer contact strategies. Originations continues to benefit from the favorable interest rate environment. Xome revenues declined with respect to REO revenues; however overall were higher as a result of the acquisition of Title 365 and increase in third-party revenues year over year.
Operational revenues for the nine months ended September 30, 2015 was up for all segments when compared to the prior year period. Servicing was driven principally by improvements in the underlying portfolio as delinquency rates continue to decline as well as an increase in average UPB due to the boarding of portfolios throughout the year. Originations have benefited from increased interest rates which have led to strong locks and highest volume of funded loans since 2013. Xome has benefited from both organic growth as well as increased revenues as a result of acquisitions.

Table 3. Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Servicing	$(208)	$(163)	$(600)	$(517)
Originations	(131)	(89)	(349)	(291)
Xome	(92)	(48)	(266)	(130)
Corporate and other, including eliminations	(15)	(27)	(56)	(57)
Total expenses	$(446)	$(327)	$(1,271)	$(995)

Total expense during the three months ended September 30, 2015, which increased across all three segments, was primarily due to growth in the Originations and Xome segments. Servicing expenses is up primarily attributable to increased legal and regulatory expenses. Expenses increased in our Originations segment on higher funded volume and increased compliance costs in anticipation of regulatory changes including those related to new integrated disclosures. Expenses increased in our Xome segment principally due to the growth in technology and service offerings including a significant increase in title operations, related investments in personnel, marketing, technology and infrastructure including operations in India. This was partially offset by lower Corporate and other expenses due to lower compensation from restructuring in first half of 2015 and alignment of compensation plans.
On a year to date basis, expenses increased in all segments relative to the comparable period. Expenses increased in our Xome segment principally due to the growth in technology and service offerings including a significant increase in title operations, related investments in personnel, marketing, technology and infrastructure including operations in India. The increase in Originations expense is primarily attributable to higher lock and funded volumes and increased compliance expense in advance of pending regulatory changes related to disclosures. The increase in Servicing expense is primarily attributable to increased legal and regulatory expenses as well as severance incurred during second quarter of 2015.

Table 4. Other (Expense) Income, Net	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Reverse interest income	$90	$20	$181	$57
Other interest income	23	23	62	74
Interest income	113	43	243	131
Reverse interest expense	(65)	(9)	(126)	(22)
Advance interest expense	(16)	(14)	(41)	(90)
Corporate debt interest expense	(40)	(47)	(121)	(147)
Other interest expense	(55)	(42)	(150)	(150)
Interest expense	(176)	(112)	(438)	(409)
Gain (loss) on interest rate swaps and caps	—	1	(1)	3
Total other (expense) income, net	$(63)	$(68)	$(196)	$(275)

Total other (expense) income, net declined during the three months ended September 30, 2015 versus the three months ended September 30, 2014 primarily due to higher reverse interest income due to the Generation Mortgage asset acquisition during the second quarter of 2015 triggering reverse interest income accretion. This was partially offset by higher reverse interest expense, also due to the Generation Mortgage asset acquisition. Also impacting the decline was lower interest expense due to the redemption of Unsecured Senior Notes in July 2014, lowering the cost of borrowing.

Total other (expense) income, net declined during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 primarily due to lower interest expense on Advances. Also impacting lower expense was the redemption of Unsecured Senior Notes in July 2014 as well as higher reverse interest income, net stemming from the Generations Mortgage asset acquisition.

Table 5. Income before Taxes	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Servicing	$(127)	$93	$(133)	$212
Originations	50	51	164	144
Xome	17	32	73	93
Corporate and other, including eliminations	(52)	(67)	(170)	(195)
Total income before taxes	$(112)	$109	$(66)	$254

The decrease in Income before taxes for the three months ended September 30, 2015 versus the three months ended September 30, 2014 is driven primarily by the decrease in pre-tax income in our Servicing segment as a result of unfavorable mark to market adjustments on MSRs. Income before taxes for Xome declined in the current period principally due to additional investments in technology and corporate infrastructure.
On a year to date basis, the decrease in pre-tax income relative to the comparable period is primarily attributable to our Servicing segment due to the cumulative mark to market loss on MSRs. Also impacting the decrease was higher Xome costs as we invested in new technologies and built the corporate infrastructure.

Table 6. Income Tax (Benefit) Expense	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Income tax (benefit) expense	$(47)	$(2)	$(31)	$52
During the three months and nine months ended September 30, 2015, the income tax benefit increased due to the pretax loss primarily due to unfavorable mark to market adjustments on MSRs.

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

Servicing Segment

Table 7. Servicing - Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Revenues - operational	$260	$241	$730	$772
Revenues - mark-to-market	(152)	44	(180)	95
Total revenues	108	285	550	867
Expenses	(208)	(163)	(600)	(517)
Other income (expense), net	(27)	(29)	$(83)	(138)
Total income (loss) before taxes - servicing	$(127)	$93	$(133)	$212
Income (loss) before taxes margin excluding mark-to-market	9.6%	20.3%	6.4%	15.2%
Income (loss) before taxes margin including mark-to-market	(117.6)%	32.6%	(24.2)%	24.5%

Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.4 million customers with an outstanding principal balance in excess of $400 billion. As of September 30, 2015, the outstanding principle balance consisted of approximately

$377 billion in forward servicing and $31 billion in reverse servicing. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors who ultimately own the mortgage.

Our servicing portfolio generates reliable and recurring cash flows although earnings may vary period to period principally as a result of mark-to-market adjustments on our MSRs. In addition, our servicing portfolio provides a lead source to augment our Originations and Xome businesses. We have a proven track record of reducing the delinquencies within our portfolios and ultimately extending the duration of our overall MSR loan pool which in turn increases the future earnings potential of such loan pools. Our ability to deploy loss mitigation strategies, modify nonperforming loans, assist our existing customers with a refinance or new home purchase enables us to take advantage of MSR and subservicing opportunities that lead to replenishing and modestly growing our servicing portfolio. MSR opportunities come in the form of MSR retention on originated loans or bulk and flow opportunities.
We generally acquire MSRs utilizing cash on hand or via a model in which financial partners co-invest in “excess MSRs.” Typically, we utilize cash on hand to pay for smaller acquisitions of MSRs however, we believe we can access debt and equity markets for larger opportunities when prudent. Subservicing represents another means of growing our servicing business, as subservicing contracts are typically awarded on a no upfront-cost basis and generally do not require substantial capital outlays. Subservicing contracts can span multiple years and allow for growth as our clients' new customers become part of our servicing portfolio.
During 2015, we remain focused on resolving complaints timely and, more importantly, reducing the overall number of complaints. Finally, we will continue to invest in technology, people and procedures that should allow us to drive costs per loan lower and continue to improve the scalability of our operations. We will also continue to invest in our compliance management systems.
Effective April 1, 2015, we reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how management is operating this business. All periods presented reflect this reclassification.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 8. Forward Servicing Portfolio UPB Rollforward	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Balance at the beginning of the period	$372,198	$349,779	$353,094	$361,779
Additions:
Originations	3,337	2,450	12,311	8,557
Acquisitions	3,284	9,426	51,400	28,394
Deductions:
Dispositions	(4,647)	—	(4,647)	—
Principal reductions and other	(2,899)	(7,044)	(8,480)	(11,799)
Voluntary reductions	(13,301)	(9,138)	(36,407)	(25,937)
Involuntary reductions	(2,598)	(3,155)	(8,456)	(9,034)
Net changes in loans serviced by others	21,797	7,104	18,356	(2,538)
Balance at the end of period	$377,171	$349,422	$377,171	$349,422

During the three months ended September 30, 2015, our servicing portfolio's unpaid principal balance increased as a result of continued MSR acquisitions in excess of liquidations and principal payments, portions of which is currently reflected in net changes in loans serviced by others. Additionally, we acquired $3.3 billion of servicing rights through originations during the three month period ended September 30, 2015.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 9. Servicing - Revenues	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
MSR - Fair Value Revenue
Base servicing fees	$274	28	247	26	798	27	758	26
Modification fees	16	2	14	1	45	2	55	2
Incentive fees	5	1	11	1	29	1	31	1
Late payment fees	18	2	16	2	52	2	49	2
Other ancillary revenue	59	6	65	7	151	5	175	6
Other revenues	9	1	7	1	32	1	23	1
Total MSR fair value revenue	381	40	360	38	1,107	38	1,091	38
Subservicing(2)	6	1	8	1	20	1	30	1
MSRs - LOCOM	32	3	13	1	75	3	41	—
Total servicing fee revenue	419	44	381	40	1,202	42	1,162	39
Amortization
MSR scheduled and prepayment amortization	(130)	(13)	(102)	(10)	(370)	(13)	(264)	(9)
Excess spread accretion	48	5	42	5	126	4	113	4
LOCOM amortization	—	—	3	—	(3)	—	1	—
Total amortization	(82)	(8)	(57)	(5)	(247)	(9)	(150)	(5)
MSR financing liability payments	(30)	(3)	(42)	(4)	(96)	(3)	(124)	(4)
Excess spread payments - principal	(47)	(5)	(41)	(4)	(129)	(4)	(116)	(4)
Total operational revenue	260	28	241	27	730	26	772	26
Mark-to-market Revenue
MSR MTM(3)	(216)	(22)	90	9	(200)	(7)	115	3
Excess spread / financing MTM	64	6	(46)	(5)	20	1	(20)	(2)
Total MTM revenue	(152)	(16)	44	4	(180)	(6)	95	1
Total revenues - servicing	$108	12	$285	31	$550	20	$867	27

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) MSR mark-to-market includes value changes related to MSR and whole loan assets.

Higher base servicing fees during the nine months ended September 30, 2015 was principally due to a $25.6 billion increase in the average unpaid principal balance of our servicing portfolio as well as improved delinquency ratios. The 60 plus day delinquency rate declined from 10.6% as of September 30, 2014 to 7.2% as of September 30, 2015.

During the three months ended September 30, 2015, the decrease in total servicing revenue versus the comparable period was principally driven by mark-to-market losses on our MSRs as well as higher amortization, partially offset by increases in base servicing fees. The decrease in mark to market gains was principally driven by decrease in interest rates.

On a year to date basis, servicing revenue before MSR fair value adjustments and amortization are higher versus the comparable period due to an increase in the servicing portfolio as well as higher reverse mortgage MSRs. Total servicing revenues are lower due to the cumulative mark-to-market loss recorded on our MSRs, driven primarily by increased prepayments in the sustained low interest rate environment.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	September 30,
($ in millions)	2015	2014
Average UPB:
MSRs - fair value	$354,025	$321,782
Subservicing	20,659	27,302
MSRs - LOCOM	29,540	28,697
Total average UPB	404,224	377,781

Ending UPB:
MSRs - fair value
Agency	250,461	201,208
Non-agency	104,183	117,764
Total MSRs - fair value	354,644	318,972
Subservicing(1)
Agency	18,293	21,426
Non-agency	4,234	9,026
Total subservicing	22,527	30,452

MSRs - LOCOM	30,689	28,361
Total ending UPB	$407,860	$377,785

(1) Subservicing and Other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.

Information about modifications and workout units is presented in the table below.

Table 11. Modifications and Workout Units	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Modifications and workout units:
HAMP modifications	4,248	3,857	12,509	15,271
Non HAMP modifications	6,262	7,072	18,763	26,543
Workouts	5,830	7,446	18,431	24,330
Total modification and workout units	16,340	18,375	49,703	66,144

Total modifications and workouts decreased during the three month and nine months ended September 30, 2015 compared to the prior year comparable periods primarily due to the overall performance of borrowers within the servicing portfolio continuing to improve. See the table below for more detailed delinquency information.

Table 12. Key Performance Metrics - Forward Servicing Portfolio(1)	September 30,
	2015	2014
Loan count-servicing	2,188,332	1,897,640
Average loan amount	$163,928	$171,478
Average coupon - Credit sensitive(2)	4.6%	4.7%
Average coupon - Interest sensitive(2)	4.1%	4.1%
60+ delinquent (% of loans)(3)	7.2%	10.6%
90+ delinquent (% of loans)(3)	6.6%	10.2%
120+ delinquent (% of loans)(3)	6.2%	9.5%
Total prepayment speed (12 month constant pre-payment rate)	16.2%	13.6%

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

The table below provides the expense break out between Salaries, wages and benefits and General and administrative expenses in the Servicing segment. For the three and nine months ended September 30, 2015 versus the comparable periods in 2014, expenses were up due to growth in forward and reverse loans serviced.

Table 13. Servicing - Expenses	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$63	7	$70	7	$198	10	$217	11
General and administrative	145	15	93	10	402	21	300	16
Total expenses - servicing	$208	22	$163	17	$600	31	$517	27

The table below provides additional detail on our total general and administrative expenses recorded in our Servicing segment.

Table 14. General and Administrative Expenses	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Operational losses(1)	$63	6	$30	3	$161	8	$105	5
Direct operating costs(2)	41	4	29	3	120	6	92	5
Offshoring costs	13	1	12	1	36	2	34	2
Corporate allocation charges	22	2	13	1	66	3	38	2
Subservicing	6	1	9	2	19	1	31	2
Total general and administrative expenses - servicing	$145	14	$93	10	$402	20	$300	16

(1) Operational losses include compensatory fees, claims losses and similar expenses.
(2) Direct Operating Costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

During the three months ended September 30, 2015 versus the three months ended September 30, 2014, general and administrative costs increased due to higher direct operating costs impacted by increased prepayments, increased on-boarding activity, and increased legal costs. Within the operational loss increase is a $21 million additional release of mortgage servicing liabilities which have an offset to revenue. Also impacting the increase was higher corporate allocation charges due to increase in investor reporting and litigation expenses. This was partially offset by lower salaries, wages and benefits due to lower staffing levels along with a decrease in subservicing expense as we transferred mortgage servicing that was previously subserviced.

During the nine months ending September 30, 2015, the primary drivers of the increased general and administrative expense were higher operational losses and direct operating costs. Within operational losses is a $46 million release of mortgage servicing liabilities which has an offset to revenue. Direct operating costs were impacted by increased prepayments, foreclosure related activity, on-boarding activity, legal expenses and outsourcing costs.

Table 15. Servicing - Other (Expense) Income, Net	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
($ in millions)	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$90	9	$20	2	$181	19	$57	6
Other interest income	(1)	—	$(2)	—	$—	—	$3	—
Interest income	$89	9	$18	2	$181	19	$60	6
Reverse interest expense	(65)	(7)	(9)	(1)	(126)	(13)	(22)	(2)
Advance interest expense	(16)	(2)	(14)	(2)	(41)	(4)	(90)	(9)
Other interest expense	(35)	(3)	(25)	(3)	(97)	(10)	(87)	(9)
Interest expense	(116)	(12)	(48)	(6)	(264)	(27)	(199)	(20)
Gain (loss) on interest rate swaps and cap	—	—	1	—	(1)	—	2	2
Total other (expense) income, net - servicing	$(27)	(3)	$(29)	(4)	$(85)	(8)	$(137)	(12)

WAC - advance facilities	2.5%		2.5%		2.5%		2.2%
WAC - excess spread financing	9.0%		9.1%		9.2%		9.1%

We earn reverse interest income on the accretable excess yield from reverse mortgage interests as well as outstanding principal balance of the HECM mortgage loans for reverse mortgages treated as secured borrowings. We also earn other interest income principally on funds held in escrow (e.g., tax, insurance).

During the three months and nine months ended September 30, 2015 versus the comparable periods in 2014, the principal driver of increased reverse interest income was the Generations Mortgage asset acquisition during the second quarter of 2015 and subsequent reverse interest income accretion. This was partially offset by increased reverse interest expense also stemming from the Generations Mortgage acquisition. Also, other interest expense increased due to higher compensating interest expenses when loans are paid off early but interest expense for the full month is incurred. The decreases in advance interest expense during the nine months ended September 30, 2015 were principally the result of the sale of advances to New Residential as part of the MSR Financing Liability transaction. See Note 2, Mortgage Servicing Rights and Related Liabilities, for further information.

Originations Segment

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

Table 16. Originations - Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Revenues	$180	$139	$508	$434
Expenses	(131)	(89)	(349)	(291)
Other income (expense), net	1	1	4	1
Income before taxes	$50	$51	$163	$144
Income before taxes margin	27.8%	36.7%	32.1%	33.2%

Table 17. Originations - Revenues	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Service related	$17	$10	$38	$38

Gain on loans sold	208	237	579	812
Fair value mark-to-market on loans held for sale	(49)	(150)	(204)	(423)
Mark-to-market on locks and commitments(1)	(52)	(15)	(51)	(149)
Provision for repurchases	(4)	(5)	(13)	(19)
Capitalized servicing rights	60	62	159	175
Net gain on mortgage loans held for sale	163	129	470	396

Total revenues - originations	$180	$139	$508	$434

Key Metrics
Consumer direct locked volume	$2,888	$2,439	$8,922	$7,499
Other locked volume	1,924	1,649	5,446	4,986
Funded volume, total	4,948	4,139	13,969	13,262
Funded HARP volume, total	1,436	1,460	3,977	5,646
Recapture percentage	28.1%	30.0%	26.4%	36.0%
Purchase percentage of funded volume	27.3%	36.0%	26.2%	32.0%
Value of capitalized servicing	121 bps	136 bps	114 bps	125 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.

In evaluating performance, we combine gain on loans sold, fair value mark-to-market adjustments on loans held for sale and mark-to-market on locks and commitments. When considered together, the Company had total revenues of $179 million and $507 million during the three and nine months ended September 30, 2015, versus $139 million and $434 million during the comparable periods in 2014. The increase was primarily driven by higher locked volumes and operational focus on funding current locked pipeline. Decreases in revenue margin basis points (as a percentage of locked volumes) was driven by lower HARP volumes, partially mitigated through higher overall volumes in our Direct to Consumer channel.

Table 18. Originations - Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$79	$58	$213	$183
General and administrative	52	31	136	108
Total expenses - originations	$131	$89	$349	$291

Salaries, wages and benefits increased during the three and nine months periods ended September 30, 2015 due to headcount growth aligned with higher lock and funded volumes. General and administrative expense was higher in both periods due to higher operating costs associated with the headcount growth, higher loan related costs as a result of increased volumes, including marketing expense.

Table 19. Originations - Other Income (Expense), net	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Interest income	$19	$19	$51	$58
Interest expense	(17)	(18)	(47)	(57)
Other income (expense), net - originations	$2	$1	$4	$1

WA coupon - mortgage loans held for sale	4.2%	4.4%	4.1%	4.5%
WA cost of funds (excluding facility fees)	2.5%	2.6%	2.4%	2.8%

Interest income relates principally to Mortgage Loans Held for Sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. Interest income principally declined as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 20. Repurchase Reserves	For the nine months ended September 30,
	2015	2014
Repurchase reserves, beginning of period	$28,791	$40,695
Provisions	7,047	15,376
Charge-offs and releases	(8,395)	(7,819)
Repurchase reserves, end of period	$27,443	$48,252

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

During 2012, a selling representation and warranty framework was introduced by the GSEs that helps to address concerns of loan sellers with respect to loan repurchase risk. Under the framework, which was enhanced in 2014, the GSEs will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. In general, for loans sold to GSEs on or after January 1, 2013, repurchase risk for HARP loans is lowered if the borrower stays current in the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

Xome Segment

Table 21. Xome - Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Revenues	$109	$80	$339	$223
Expenses	(92)	(48)	(266)	(130)
Other income (expense), net	—	—	—	—
Income before taxes	$17	$32	$73	$93
Income before taxes margin	15.6%	40.0%	21.5%	41.7%

In June 2015, we rebranded our Solutionstar segment as Xome (pronounced “Zome”) and launched the Xome real estate platform, along with related mobile applications. We believe Xome is the world’s first truly integrated, end-to-end digital platform for real estate connecting every major touch point in the transaction process from finding a home to closing the deal. The launch of the Xome platform was a significant step in the transformation of the Xome segment from a provider of refinance and default related residential mortgage services to a provider of technology and data enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans.

Through our Xome platform, we intend to enhance the home buying, selling and renting experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is a combination of a web platform and an easy to use mobile applications, giving customers instant access to over 80% of all active MLS listings in the United States. Revenues earned from the Xome platform are included as a component of Real Estate Exchange.

During the quarter, we continued to operate HomeSearch.com, our Residential Real Estate exchange for distressed properties, designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales.

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

Table 22. Xome - Revenues	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except metrics data)	2015	2014	2015	2014

Revenues
Real estate exchange	$51	$43	$161	$108
Real estate services	58	37	178	115
Total revenues - Xome	$109	$80	$339	$223

Key Metrics
Properties sold	4,913	5,310	16,527	15,511
REO inventory at period end	8,008	9,639	8,008	9,639
Fulfillment orders	167,174	157,400	508,251	476,435
Third party business percentage	34.3%	13.7%	31.8%	13.4%

During the three months ended September 30, 2015, revenue related to our Real Estate Exchange grew principally due to higher average sales price per unit over prior year quarter. During the nine months ended September 30, 2015, revenue related to our Real Estate Exchange grew principally due to an 7% increase in the volume of properties sold, coupled with a higher average sales price per unit over prior year.

Real Estate Services revenue growth was driven by our acquisition of Experience 1, Title365 and related entities in January 2015, which contributed $32.2 million and $86.3 million in additional revenue during the three and nine months ended September 30, 2015, respectively.

Table 23. Xome - Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$49	$20	$140	$43
General and administrative	43	28	126	87
Total expenses - Xome	$92	$48	$266	$130

During the three months and nine months ended September 30, 2015, the increase in expenses versus the comparable period is due largely to an increase in personnel related costs driven by the acquisitions of Experience 1, as well as expansion of our service offerings. Our personnel costs increased due to increased hiring to support our initiatives and acquisitions. Additionally, in connection with our acquisition of Real Estate Digital, we are reflecting nine months or $5 million in additional personnel related expense year to date associated with the transaction versus three months in the prior year.

General and administrative costs increased primarily due to the acquisition of Experience 1 as well as marketing and technology spend associated with our Xome rebranding and launch of the Xome platform. We continue to make significant investments in engineering personnel to support our development objectives.

Corporate and Other

Table 24. Corporate and Other - Operations	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Revenues	$—	$—	$4	$—
Expenses	(14)	(27)	(56)	(58)
Other income (expense), net	(39)	(40)	(117)	(138)
Total income (loss) before taxes - corporate and other	$(53)	$(67)	$(169)	$(196)

Table 25. Income before taxes components	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Interest expense on Unsecured senior notes	$(40)	$(47)	$(121)	$(147)
Legacy	2	—	1	(1)
Other corporate	(15)	(20)	(49)	(48)
Total income (loss) before taxes - corporate and other	$(53)	$(67)	$(169)	$(196)

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

Our Interest expense on Unsecured Senior Notes declined during the three and nine months ended September 30, 2015 versus the comparable periods due to the redemption of $285 million of notes in July 2014. Our legacy net income was flat for both the three and nine months ended September 30, 2015 and the comparable period as losses on REO dispositions offset interest income.

Table 26. Legacy Portfolio	As of September 30,	As of December 31,
(in millions)	2015	2014

Performing - UPB	$183	$196
Nonperforming (90+ delinquency) - UPB	73	80
REO - estimated Fair Value	7	2
Total legacy portfolio	$263	$278

Table 27. Corporate and Other - Expenses	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Salaries, wages and benefits	$8	$14	$28	$28
General and administrative	6	13	28	30
Total expenses - corporate and other	$14	$27	$56	$58

Expenses decreased for the three and nine months ended September 30, 2015 versus the comparable period in 2014 due to lower compensation and related expenses resulting from an organizational restructuring in the first half of 2015 and lower REO losses and servicing expense in our legacy portfolio. These reductions were offset by severance expense recorded in the 2nd quarter of 2015.

Our unallocated Other Corporate expense was lower during the three months and nine months ended September 30, 2015 relative to the comparable periods in 2014 primarily due to lower compensation and related expenses resulting from a corporate restructuring in the first half of 2015.

Table 28. Corporate and Other - Other Income (Expense), Net	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Interest income, legacy portfolio	$4	$4	$11	$13
Interest expense, legacy portfolio	(2)	(2)	(6)	(7)
Interest Expense, unsecured senior notes	(40)	(47)	(121)	(147)
Other	(1)	5	(2)	3
Other expense, net - corporate and other	$(39)	$(40)	$(118)	$(138)

WAC - unsecured senior notes	7.3%	8.2%	7.3%	8.5%

Other expense, net includes interest expense associated with our Unsecured Senior Notes and the interest income and expense from our Legacy portfolio. The decline in Other expense for the three and nine months ended September 30, 2015 versus the comparable periods in 2014 is primarily due to the redemption of $285 million of notes in July 2014.

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

Table 29. MSRs and Related Liabilities	As of September 30, 2015			As of December 31, 2014
(in millions)	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Agency	$250,461	$2,330	4.45%	$215,303	$2,069	4.49%
Non-agency	104,183	903	4.56%	118,310	881	4.66%
MSRs - fair value	354,644	3,233	4.49%	333,613	2,950	4.55%
Subservicing and Other(1)
Agency	18,293	N/A	N/A	15,008	N/A	N/A
Non-agency	4,234	N/A	N/A	4,473	N/A	N/A
Total subservicing and other(1)	22,527	—	N/A	19,481	—	N/A

MSRs - LOCOM(2)	30,689	9	N/A	27,982	11	N/A
Total servicing portfolio unpaid principal balance	$407,860	$3,242	N/A	$381,076	$2,961	N/A
(1) Subservicing and Other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.

(2) Our MSRs - LOCOM also includes approximately $27.6 million and $65.4 million of mortgage servicing liabilities carried at amortized cost as of September 30, 2015 and December 31, 2014, respectively.

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

Table 30. Fair Value MSR Valuation	As of September 30, 2015			As of December 31, 2014
($ in millions)	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps

MSRs - Fair Value
Credit sensitive	$235,392	$1,987	84	$241,770	$1,919	79
Interest sensitive	119,252	1,246	104	91,843	1,030	112
Total MSRs - fair value	$354,644	$3,233	91	$333,613	$2,949	88

The value in our credit sensitive fair value MSRs increased as a result of the overall portfolio performance which led to decreased delinquencies in this portfolio. The value in our interest sensitive fair value MSRs decrease is consistent with our increased prepayment assumptions as a result of the lower interest rate environment.

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 31. MSRs - Fair Value, Rollforward	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$3,350	$2,678	$2,950	$2,488
Additions:
Servicing retained from whole loan sales	64	67	170	186
Purchases of servicing assets	201	160	695	353
Sale of servicing assets	(46)	—	(46)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model
Credit sensitive	(113)	194	(35)	242
Interest sensitive	(102)	(105)	(162)	(125)
Other changes in fair value
Scheduled principal payments	(20)	(26)	(55)	(65)
Prepayments
Voluntary prepayments
Credit sensitive	(64)	(59)	(162)	(170)
Interest sensitive	(33)	(16)	(103)	(41)
Involuntary prepayments
Credit sensitive	(4)	7	(18)	33
Interest sensitive	—	(1)	(1)	(2)
Fair value at the end of the period	$3,233	$2,899	$3,233	$2,899
During the fourth quarter of 2014, we revised our approach in calculating Other Changes in Fair Value in the above rollforward. Under the revised approach, we began incorporating voluntary principal payments, which were previously included as a component in the Due to changes in valuation inputs or assumptions line, as a component of Other changes in fair value in Table 31. We have reclassified the amounts presented in the September 30, 2014 rollforwards to conform to the current presentation. While amounts were reclassed in the 2014 period, there was no impact to net income or to the total changes in fair value in the prior period.
We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

	September 30,
Table 32. MSRs - Fair Value, Weighted Average Assumptions	2015	2014

Credit Sensitive MSRs
Discount rate	11.63%	12.15%
Total prepayment speeds	17.17%	17.24%
Expected weighted-average life (years)	5.71	5.59
Interest Sensitive MSRs
Discount rate	9.13%	9.60%
Total prepayment speeds	13.56%	9.77%
Expected weighted average life (years)	5.68	7.01

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

Table 33. Excess Spread Financing	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$1,228	$1,036	$1,031	$986
Additions:
New financings	5	40	262	151
Deductions:
Settlements	(55)	(51)	(154)	(136)
Fair value changes
Credit Sensitive	(53)	30	(18)	54
Interest Sensitive	(9)	8	(5)	8
Fair value at the end of the period	$1,116	$1,063	$1,116	$1,063

Weighted-Average Assumptions:
Mortgage prepayment speeds	12.3%	12.8%	12.3%	12.8%
Average life of mortgage loans	5.72 years	5.75 years	5.72 years	5.75 years
Discount rate	11.2%	11.8%	11.2%	11.8%

Credit Sensitive:
Mortgage prepayment spreads	12.3%	13.2%	12.3%	13.2%
Average life of mortgage loans	5.76 years	5.64 years	5.76 years	5.64 years
Discount rate	11.5%	12.0%	11.5%	12.0%

Interest Sensitive:
Mortgage prepayment spreads	11.7%	7.3%	11.7%	7.3%
Average life of mortgage loans	5.35 years	7.29 years	5.35 years	7.29 years
Discount rate	8.8%	9.1%	8.8%	9.1%

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

Mortgage Servicing Rights Financing Liability

Table 34. MSRs Financing Liability - Rollforward	For the three months ended September 30,		For the nine months ended September 30,
(in millions)	2015	2014	2015	2014

Fair value at the beginning of the period	$59	$33	$49	$30
Additions:
New financings	—	—	—	52
Deductions:
Settlements:	—	—	—	—
Changes in fair value (1):	(3)	11	7	(38)
Fair value at the end of the period	$56	$44	$56	$44

Weighted-Average Assumptions:
Advance financing rates	2.86%	2.72%	2.86%	2.72%
Annual advance recovery rates	24.67%	24.60%	24.67%	24.60%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs offset by fair value model assumption changes.
We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2015 and September 30, 2014 being advance financing rates and advance recovery rates.

In December 2013, we agreed to sell to a joint venture entity capitalized by New Residential, an affiliated party, and other independent third-party investors, certain advances and the associated MSRs for non-Agency mortgage loans held in private label securities, including the right to receive the basic service fee component. We are not a party to the joint venture. For accounting purposes, the advances associated with the transaction are treated as sold whereas the MSRs associated with the transaction are treated as a financing.

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

Table 35. Leveraged Portfolio Characteristics	September 30,	December 31,
(in millions)	2015	2014

Owned forward servicing portfolio - unencumbered	$106,286	$93,673
Owned forward servicing portfolio - encumbered	248,358	239,940
Subserviced forward servicing portfolio and other	22,527	19,481
Total unpaid principal balance	$377,171	$353,094

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

MSRs - LOCOM
The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 36. Reverse Portfolio Characteristics	September 30,	December 31,
($ in millions, except for average loan amount)	2015	2014

Loan count	181,386	159,704
Ending unpaid principal balance	$31,453	$27,982
Average loan amount	$171,581	$175,212
Average coupon	3.25%	2.94%
Average borrower age	79	79
We acquire reverse MSRs and funded unsecuritized advances from third parties. We record the assets acquired and obligations assumed at fair value on the acquisition date, which include the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated. The year over year increase in UPB and ending principal amount are a result of the previously discussed $4.9 billion Generation mortgage transaction.

We use the lower of cost or market to value reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs.

This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our computations, there was no impairment on this asset as of September 30, 2015 or December 31, 2014.

Analysis of Items on Consolidated Balance Sheet

Table 37. Assets	September 30, 2015	December 31, 2014	% Change
(in millions)
Cash and cash equivalents	$597	$299	100%
Mortgage servicing rights	3,242	2,961	9%
Advances	2,127	2,546	(16)%
Reverse mortgage interests	7,434	2,453	203%
Mortgage loans held for sale	1,886	1,278	48%
Other assets	1,751	1,576	11%
Total assets	$17,037	$11,113	53%

Our total assets as of September 30, 2015 increased to $17.0 billion. The increase was primarily due to the $4.9 billion acquisition of reverse mortgage interests from Generation Mortgage during the second quarter of 2015. We also had an increase in our mortgage loans held for sale as we originated over $14.0 billion in mortgage loans during the nine month period ended September 30, 2015 as a result of the continued low interest rate environment and cash increase as a result of our equity offering in the first quarter of 2015. Our advance balances declined as the delinquency rates in the portfolio continued to decline.

Table 38. Liabilities and Stockholders' Equity Analysis	September 30, 2015	December 31, 2014	% Change
(in millions)
Unsecured senior notes	$2,158	$2,159	—%
Advance facilities	1,750	1,902	(8)%
Warehouse facilities	2,304	1,573	46%
MSR related liabilities - nonrecourse	1,172	1,080	9%
Other nonrecourse debt	6,609	1,768	274%
Other liabilities	1,348	1,406	(4)%
Total liabilities	15,341	9,888	55%
Total equity	1,696	1,225	38%
Total liabilities and equity	$17,037	$11,113	53%

Total liabilities and equity increased to $17.0 billion as of September 30, 2015. This increase was primarily the result of the financing of our reverse mortgage acquisition from Generation Mortgage included in other liabilities. Total equity increased primarily as a result of the equity raise during the first quarter of 2015.

CAPITAL AND LIQUIDITY

In May 2015, the Federal Housing Finance Agency (FHFA) issued final financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers. The minimum financial requirements include net worth, capital ratio and liquidity criteria as described below.

Minimum Net Worth

▪	Base of $2.5 million plus 25 basis points of UPB for total loans serviced.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Asset greater than 6%.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus ,

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

▪
Allowable assets for liquidity may including: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

We were complaint with the new thresholds as of September 30, 2015.

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

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. During the third quarter of 2014, we redeemed $285 million of senior notes that were due in July of 2015 as cash flow from operations improved and our access to credit on favorable terms continues to expand. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

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

Cash Flows

Table 39. Cash	September 30,	December 31,
(in millions)	2015	2014

Cash and cash equivalents	$597	$299

Our cash balance increased to $597 million as of September 30, 2015 from $299 million as of December 31, 2014, primarily due to our equity raise during the first quarter of 2015. This increase was partially offset by investments in mortgage servicing rights and acquisitions in our Xome segment.

Table 40. Operating Cash Flow	For the nine months ended September 30,
(in millions)	2015	2014

Net cash attributable to operating activities	$(61)	$1,305

The $61 million net outflow was primarily due to the timing differences of cash paid to originate residential mortgage loans versus cash received from the sale of residential mortgage loans, resulting in a $3.3 billion net outflow versus the nine months ended September 30, 2014. This was partially offset by $1.9 billion less repurchases from Ginnie Mae securitization pools reflecting higher repurchases in the beginning of 2014 as the company initiated an option to launch a new repurchase and sell program. Also offsetting the decrease was a net reduction in advance balances during the period.

Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We are also subject to various legal proceedings in the ordinary course of our business. Addressing these regulations, reviews and legal proceedings and implementing any resulting remedial measures may require us to devote substantial resources to legal and regulatory compliance or to make other changes to our business practices, resulting in higher costs which may adversely affect our cash flows.

Table 41. Investing Cash Flow	For the nine months ended September 30,
(in millions)	2015	2014

Net cash attributable to investing activities	$(5,478)	$146

Our investing activities used $5.5 billion and provided $137 million during the nine months ended September 30, 2015 and 2014, respectively. The primary increase is related to the acquisition of the $4.9 billion acquisition of reverse mortgage interest from Generation Mortgage during the second quarter of 2015. Other comparative increases in cash outflows are related to $513 million of inflows from the sale of servicer advances received during the nine months ended September 30, 2014 that did not reoccur during the nine months ended September 30, 2015.

Table 42. Financing Cash Flow	For the nine months ended September 30,
(in millions)	2015	2014

Net cash attributable to financing activities	$5,837	$(1,624)

Our financing activities provided $6.0 billion and used $1.6 billion of cash flow during the nine months ended September 30, 2015 and 2014, respectively. The primary driver of the increase versus the comparable period is the financing of the acquisition of the $4.9 billion Generation Mortgage reverse mortgage interests. Additional increases are primarily attributable to increased cash flows of $2.7 billion from outstanding warehouse and advance facilities combined, an increase of $498 million in cash proceeds from the issuance of common stock in March 2015, and an increase of $263 million from the sale of excess spread financing. During the nine months ended September 30, 2014, the $1.6 billion outflow was primarily due to decreases to advance facilities payable and warehouse notes payables due to paying down debt.
Capital Resources

Capital Structure and Debt

Table 43. Debt	September 30,	December 31,
(in millions)	2015	2014

Advance facilities	$1,750	$1,902
Warehouse facilities	2,304	1,573
Unsecured senior notes	2,158	2,159

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of September 30, 2015, management believes Nationstar was in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

Advance facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. During 2013 and 2014, we sold approximately $2.5 billion of servicer advances to New Residential Investment Corp. (New Residential) and others. Pursuant to the terms of our agreements with New Residential, for these pools of loans, New Residential now has the obligation to fund future advances on the related loans. We also sold the related notes payable facilities associated with financing these advances.

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

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of $2.4 billion of Unsecured Senior Notes, with maturity dates ranging from August 2018 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.6%. During July 2014, redeemed all of our outstanding 10.875% Senior Notes due 2015 on July 25, 2014 (the Redemption Date)

at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date.

As of September 30, 2015, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows (in millions):

Table 44. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2015	$—
2016	—
2017	—
2018	475
2019	375
Thereafter	1,300
Total	$2,150

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of September 30, 2015, from amounts previously disclosed in on our Form 10-K filed on February 27, 2015.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	our ability to realize all of the anticipated benefits of previous and potential future acquisitions;

•	increased legal and regulatory investigations and proceedings, compliance requirements and related costs; and

•	loss of our licenses.

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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at September 30, 2015 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, Nationstar is party to various legal proceedings that have arisen in the normal course of conducting business. In addition, in the ordinary course of business the Company and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 15 - Commitments and Contingencies).

Shareholder Litigation

On June 2, 2015, a shareholder class action complaint captioned City of St Clair Shores Police and Fire Retirement System v.
Nationstar Mortgage Holdings Inc., 15 Civ. 61170. (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida against us and certain of our executive officers asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 16, 2015, an amended class action complaint was filed that adds (i) claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and (ii) additional defendants, comprising our former Chief Financial Officer, certain directors and underwriters for our secondary public offering of our common stock on March 26, 2015. The amended complaint alleges that the offering materials contained materially false and misleading statements and material omissions regarding the negative impact of declining interest rates on our overall financial results and the contrasting impact of declining interest rates on our servicing business on the one hand and our originations business on the other. The amended complaint also alleges that between May 8, 2014 and May 4, 2015, the Company and certain of the individual defendants made materially false and misleading statements to investors designed to create the perception of growth in our originations business. The plaintiff seeks class certification for purchasers of our common stock and unspecified damages and other relief. We intend to vigorously defend the action.

Regulatory Matters

Nationstar is a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the US Trustee Program, the multistate coalition of mortgage banking regulators (the “MMC”) and the State Attorneys General. As a result, we are subject to various legal proceedings, regulatory examinations, inquiries and requests for documentation in the ordinary course of our business. Nationstar has historically had a number of open investigations with various State Attorneys General and other regulators, and the Company expects this trend will continue due to interest in mortgage banking generally and non-bank mortgage lenders and servicers specifically.

We have seen a significant increase in these activities in recent periods. Like many other companies in the mortgage industry, Nationstar is currently the subject of various regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices and other aspects of its businesses. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and which have resulted in the entry of consent decrees or settlements. Nationstar continues to manage its response to each matter, but it is not possible for the Company to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices and limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities By the Issuer and Affiliated Purchasers

(shares in thousands)
Period	(a) Total Number of Shares (or Units) Purchased [1]	(b) Average Price Paid per Share (or Unit)	(b) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2015 - July 31, 2015	6,551	$16.88	—	$—
August 1, 2015 - August 31, 2015	1,372	$19.1	—	$—
September 1, 2015 - September 30, 2015	2,333	$16.70	—	$—
Total	10,256

(1) The shares of Nationstar reported herein represent the surrender of these shares to Nationstar in an amount equal to the amount of tax withheld by Nationstar in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, Nationstar has no publicly announced plans or programs to repurchase Nationstar common stock.
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

NATIONSTAR MORTGAGE HOLDINGS INC.

November 6, 2015	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 6, 2015	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X