Form 10-K
period 2015-12-31
Nationstar Mortgage Holdings Inc.
filed 2016-03-01
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of January 31, 2016: 108,120,381

As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $663,509,128 based on the closing sale price of $16.80 as reported on the New York Stock Exchange.

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

Company Description
Nationstar Mortgage Holdings Inc., a Delaware corporation formed in 2011, including wholly-owned subsidiaries (collectively, Nationstar or the Company), provides servicing, origination and transaction based services principally to single-family residences throughout the United States.

We are one of the largest residential loan servicers in the United States with a demonstrated track record of improving asset performance. In addition, we operate an integrated residential loan origination platform that is primarily focused on customer retention. Our XomeSM subsidiary offers an array of complementary services related to the purchase and disposition of residential real estate. Each of our services is described below in more detail.

Our success ultimately depends on working with customers, investors and regulators to deliver quality, compliant solutions that foster and preserve home ownership. Customers include all residential real estate market participants (e.g., homeowners, homebuyers, home sellers, investors, real estate agents). Investors principally include government sponsored entities (GSEs) such as the Federal National Mortgage Association (Fannie Mae or FNMA) and the Federal Home Loan Mortgage Corp (Freddie Mac or FHLMC), investors in private label securitizations, Government National Mortgage Association (Ginnie Mae or GNMA), as well as those that invest in mortgage servicing rights (MSRs) and hire us to subservice. We are regulated both at the Federal level and at the individual state level.

We conduct our operations through three operating segments: Servicing, Originations and Xome. For financial information concerning our reportable segments see Note 20, Business Segment Reporting, in the Consolidated Financial Statements.

Servicing
We are one of the largest residential mortgage servicers in the United States conducting operations through our Nationstar Mortgage and Champion Mortgage brands. As of December 31, 2015, we service 2.5 million customers with an aggregate outstanding principal balance in excess of $402.6 billion. As of December 31, 2015, we are the largest non-bank servicer and the fourth largest residential mortgage servicer.

Servicing primarily involves loan administration, payment processing, mortgage escrow account administration, collection of insurance premiums, response to homeowner inquiries, loss mitigation solutions including loan modifications and supervision of foreclosures and property dispositions on behalf of the owners of the loans. These activities generate reliable and recurring revenues and cash flows. Revenues primarily consist of servicing fees which are generally expressed as basis points of the outstanding unpaid principal balance (UPB) and ancillary revenues (e.g., late fees, modification fees, incentive fees). Our servicing portfolio may be segregated into the following components:

▪
MSRs - Fair Value consists of rights we own and record as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans we originate. We have elected to mark this portfolio to fair value each quarter. Due principally to servicer advance requirements, MSRs - Fair Value require capital and liquidity; however, such advances are generally financeable. Our rapid growth has been driven by the purchase and origination of MSRs. MSRs - Fair Value account for 86.8% of UPB of our total portfolio as of December 31, 2015.

▪
Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners; therefore, no subservicing asset is recorded in our consolidated financial statements. Since we are not the owner of the servicing rights, we have limited advance obligations and as a result the capital requirements are minimized. Subservicing accounts for 5.7% of UPB of our total portfolio as of December 31, 2015.

▪
MSRs - LOCOM consists of rights to service reverse residential mortgage loans, owned by Fannie Mae, Ginnie Mae and private investors. We elected to record MSRs - LOCOM at the lower of cost or market. Similar to our MSR - Fair Value portfolio, we temporarily advance funds as required under the applicable servicing standards. Our MSRs - LOCOM portfolio accounts for 7.5% of our servicing portfolio as of December 31, 2015.

MSRs - Fair Value consist of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases principally as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds.

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

Capital Light Strategy
Since 2007, we have grown our servicing portfolio principally through the acquisition of MSRs and through our origination platform. We financed these acquisitions through the offering of equity and unsecured senior notes as well as financing transactions such as excess spread financing and mortgage servicing rights financing as further described in the notes to the consolidated financial statements. Through these financing transactions, we were able to substantially grow our MSR portfolio while utilizing less capital at reasonable returns.

During 2015, we continued our progress towards a more capital light strategy in a couple of ways. First, we sold $4.6 billion of MSRs at fair value while retaining subservicing rights. Second, in October 2015, we were awarded a significant private-label subservicing contract of approximately $55 billion in initial UPB to be the sole servicer for a leading financial institution. We expect the initial loans to board over the first half of 2016. The subservicing agreement and our origination platform should allow us to grow our MSR portfolio over 2016 with limited use of capital.

We now have multiple avenues from which to source MSRs. First, consistent with historical practice, we will continue to purchase MSRs to the extent our return thresholds are met. Additional sources to acquire MSRs that require limited or no capital to sustain and grow our portfolio include our origination platform, which is focused on customer retention, our new subservicing clients, who intends to substantially grow their portfolio over the coming years and lead generation through the Xome platform. In addition, we are actively pursuing additional subservicing contracts given our expanded private label subservicing capabilities.

Originations
We primarily originate conventional residential mortgage loans through both the Greenlight Financial Services (Greenlight) and Nationstar Mortgage brands. We are licensed and qualified to originate in all fifty states and the District of Columbia. As of September 30, 2015, we are the eighteenth ranked residential loan originator funding $18.0 billion.

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

We utilize warehouse facilities to fund originated loans. To both mitigate credit risk and minimize the capital required, we sell loans within approximately 30 days of funding while retaining the associated MSRs.

Xome
Xome (pronounced "Zome") is a residential real estate services and technology company created to perfect the residential real estate transaction experience for consumers and real estate professionals (including brokers and agents) through service offerings. Xome intends to enhance the real estate buying and selling experience through increased connectivity, transparency, convenience and speed throughout the entire transaction process. Xome is comprised of three business units:

▪
Xome Exchange is a national tech-enabled platform that efficiently manages and sells residential properties. In the last two years, Xome Exchange has sold over 40,000 properties and ranks as a top 5 site for residential real estate sales. Core services include traditional non-distressed sales, REO auctions, short sales and foreclosure trustee sales.

▪
Xome Services connects the major touch points of the real estate transactions process by providing title, valuation, settlement and closing services to consumer and financial institutions. Xome Services includes our Title365 branded offerings. Over the last two years, Xome Services has completed over 560,000 title and close orders and more than 725,000 collateral valuation orders.

▪
Xome Technology and Support provides connectivity for the entire residential real estate market through technology development, data analytics and customer relationship management tools. Xome Technology contains diversified set of businesses including Real Estate Digital (MLS data and broker tools), Quantarium (cutting edge data analytics), GoPaperless (e-signature platform), Xome Signings (notary services), Cerulean (digital marketing) and Xome Labs (product/technology development incubation lab).

We believe that Xome is the only industry participant that has the data, content, services and technologies all together that facilitate and streamline the residential real estate transaction process both for consumers and financial institutions.

Corporate and Other
Corporate costs, including expenses related to executive salaries and other corporate functions that are not directly attributable to our operating segments are included in Corporate and Other. Corporate and Other also includes our legacy asset portfolio, which consists primarily of non-prime residential mortgage loans that we continue to service, most of which were originated from April to July 2007. In November 2009, the legacy assets were financed with nonrecourse debt that requires no additional capital or equity contributions. Finally, Corporate and Other includes interest expense associated with unsecured senior notes.

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

In the Originations segment, we compete with financial institutions, mortgage bankers and mortgage lenders at the local, regional and national level. Many of these institutions have significantly greater resources and access to capital, which gives them the benefit of lower cost of funds. We face competition in such areas as mortgage loan offerings, rates, fees and customer service. We attempt to differentiate the value of our origination products primarily through our customer service, mortgage loan offerings, rates and fees. In addition, our Originations segment's ability to market to our existing servicing portfolio provides a significant advantage compared to other originators.

The Xome segment primarily competes with a few national vendors as well as a large number of regional and local providers of residential real estate service offerings. In addition, we compete with the numerous technology providers in the residential real estate industry. Since the Xome segment offers a diverse array of services, we cannot estimate our position in the market with any amount of certainty, but we believe we represent a small portion of very large-sized markets. In addition, our customers retain multiple providers and continuously evaluate our performance against various other competitors. Competitive factors in our Xome segment include the compliance, quality and timeliness of our services, the size and competence of our network of vendors and the breadth of the services we offer.

Employees
As of December 31, 2015, we had approximately 6,740 employees, none of which were subject to a collective bargaining agreement.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Financial, Credit and Liquidity Risks

Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates. The following are certain material risks we face related to changes in interest rates:

Servicing:

•	a decrease in interest rates may increase prepayment speeds which may lead to (i) increased amortization expense; (ii) decrease in servicing fees; and (iii) decrease in the value of our MSRs;

•
Nationstar primarily originates fixed rate mortgage loans with a much smaller percentage of adjustable rate mortgage loan. Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upward adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service;

Originations:

•
an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

Other:

•	an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations; and

•	a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Any of the foregoing could adversely affect our business, financial condition and results of operation.

We use financial models and estimates in determining the fair value of certain assets, such as MSRs and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
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

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because in order to make servicing advances and fund originations, we require liquidity in excess of that generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available on acceptable terms or at all. If we are unable to obtain such financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•	the available liquidity in the credit markets;

•	prevailing interest rates;

•
an event of default, a negative ratings action by a rating agency and limitations imposed on us under the indentures governing our current debt that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

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
We have substantial indebtedness. In addition, we and our subsidiaries are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Although these agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we or our subsidiaries incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

Our current and any future indebtedness we incur could:

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

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms or at all to fund future acquisitions, working capital, capital expenditures, debt service requirements, general corporate and other purposes, which could have a material adverse effect on our business and financial condition. Our liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors outside of our control. Our substantial obligations could have other important consequences. For example, our failure to comply with the restrictive covenants in the agreements governing our indebtedness, which limit our ability to incur liens, to incur debt and to sell assets, could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our bankruptcy.

We may not realize all of the anticipated benefits of previous or potential future acquisitions.
Our ability to realize the anticipated benefits of previous or potential future acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, servicing practices, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

In the event that we acquire a platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio, of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreements or as to the timing of any potential acquisitions. Additionally, we may make potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Operational Risks

Servicing
A significant increase in delinquencies for the loans we service could have a significant impact on our revenues, expenses and liquidity and on the valuation of our MSRs as follows.

•
Revenue. An increase in delinquencies will result in lower revenue for loans we service for GSEs and Ginnie Mae because we only collect servicing fees from GSEs and Ginnie Mae for performing loans. Additionally, while increased delinquencies generate higher ancillary revenues, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•
Expenses. An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers and an increase in interest expense as a result of an increase in our advancing obligations.

•	Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in borrowings under advance facilities.

•
Valuation of MSRs. We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we may not be able to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and we could suffer a loss, which has a negative impact on our financial results.

An increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.

We may not be able to maintain or grow our business if we cannot acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to originate additional mortgages.

In addition, the FHFA’s Office of Inspector General (OIG) recommended enhanced GSE oversight of transfers of MSRs to non-bank servicers such as us. While we currently meet FHFA requirements, the FHFA could enact more stringent requirements or other federal or state agencies may enact additional requirements that are more stringent.

If we are unable to acquire MSRs or enter into additional subservicing agreements on terms favorable to us or at all, which could adversely affect our business, financial condition and results of operations.

We service higher risk loans, which are more expensive to service than conventional mortgage loans.
A certain percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
MSRs - Fair Value: During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs.

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

Reverse Mortgages: As a reverse mortgage servicer, we are also responsible for funding any draws due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sales in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Our counterparties may terminate our servicing rights and subservicing contracts.
The owners of the loans we service and the primary servicers of the loans we subservice, may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.

Agency Servicing: We are party to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, FHA and Ginnie Mae. As is standard in the industry, under the terms of these seller/servicer agreements, the agencies have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth. To the extent that these capital requirements are not met, the applicable agency may suspend or terminate these agreements, which would prohibit us from further servicing these specific types of mortgage loans or being an approved servicer. If we are unable to meet these capital requirements, this could adversely affect our business, financial condition and results of operations.

Other Servicers: Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with limited notice and neglible compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks.

If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgages are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.

We could have a downgrade in our servicer ratings.
Standard & Poor’s, Moody’s and Fitch rate us as a residential loan servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could:

•	adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause our termination as servicer in our servicing agreements that require that we maintain specified servicer ratings; and

•	further impair our ability to consummate future servicing transactions.

All of the above could adversely affect our business, financial condition and results of operations.

Originations
We may not be able to continue to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and government mortgage modification programs and may decline if interest rates increase or these programs are terminated. If we are unable to maintain our loan originations volume then our business, financial condition and results of operations could be adversely affected.

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

•
the borrower fails to make certain initial loan payments due to the purchaser.We are subject to repurchase claims and may continue to receive claims in the future. If we are required to indemnify or repurchase loans that we originate or have previously originated and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

Changes to government mortgage modification programs could adversely affect future incremental revenues.
Under the Home Affordable Refinance Program (HARP), the Home Affordable Modification Program (HAMP), the Making Home Affordable plan (MHA), and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification.

HARP & HAMP: We participate in and dedicate numerous resources to HARP and HAMP. Changes in legislation or regulation regarding HARP, HAMP or any other government mortgage modification program or changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase our operating costs and the expense of our participation in such programs. HARP and HAMP are scheduled to expire on December 31, 2016. If HARP or HAMP is not extended, this could decrease our revenues, which could adversely affect our business, financial condition and results of operations.

MHA: Under MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. This program and the FHA’s negative equity refinance program allow us to refinance loans to existing borrowers who have little or negative equity in their homes. The FHA’s negative equity refinance program is scheduled to expire on December 31, 2016, and the expiration of that program or changes in legislation or regulations regarding that program or the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes.

Changes to HAMP, HARP, the MHA and other similar programs could adversely affect our future incremental revenues.

We are highly dependent upon programs administered by GSEs such as Fannie Mae and Freddie Mac, and by Ginnie Mae to generate revenues through mortgage loan sales to institutional investors.
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

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE and Ginnie Mae programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.

Any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs or Ginnie Mae could materially and adversely affect our business, liquidity, financial position and results of operations.

Xome
We may not be able to fully or successfully implement the Xome real estate platform.
In June 2015, we launched the Xome real estate platform, along with related mobile applications, creating the foundation for a digital platform for residential real estate, with the goal of connecting every major touch point in the transaction process from finding a home to closing the transaction. Developing and implementing this technology and data enhanced solutions requires smarter and more effective investments in innovative technologies and services and carries the risks associated with any new service development and implementation effort, including cost overruns, delays in delivery and performance monitoring. We may not be effective in fully or successfully implementing or integrating technology that operates across multiple technologies and platforms, that is appealing to consumers, that adequately meets the demands of the marketplace and that achieves market acceptance. Any of these results would have a negative impact on our financial condition and results of operations.

Xome is subject to extensive government regulation at the federal, state and local levels and any failure to comply with existing new regulations may adversely impact us, our clients and our results of operations.
Xome is subject to licensing and regulation as a real estate broker, auctioneer, appraisal management company, title agent and/or insurance agent in a number of states and may be subject to new licensing and regulation as it expands service offerings. Xome is subject to audits and examinations that are conducted by federal and state regulatory authorities and, as a vendor, is also subject to similar audit requirements imposed upon its clients, including us. Our employees and subsidiaries may be required to be licensed by various state licensing authorities for the particular type of service provided and to participate in regular background checks, fingerprinting requirements and continuing education programs. We may incur significant ongoing costs to comply with governmental regulations and new laws and regulations may be adopted that prohibit us from engaging Xome as a vendor, which could adversely affect our business, financial condition and results of operations.

Xome participates in highly competitive markets and pressure from existing and new companies could adversely affect Xome’s businesses.
The markets for Xome’s services are very competitive and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its mobile applications and websites. Xome’s existing and potential competitors include companies that operate, or could develop, national and local real estate mobile applications and websites. These companies could devote greater technical and other resources than we have available and leverage their existing user bases and proprietary technologies to provide products and services that end-users might view as superior to our offerings. Any of Xome’s future or existing competitors may introduce different products that provide solutions similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours may limit Xome’s growth. If we are unable to continue to innovate and grow the number of end-users of Xome’s mobile applications and websites, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer.

Xome’s revenue from clients in the mortgage and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions.
Real estate markets are subject to fluctuations, due to factors such as the relative relationship of supply to demand, the availability of alternative investment products, the unemployment rate, real wage increases, inflation and the general economic environment. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply in properties, a change in consumer preferences towards rental properties or declining consumer confidence in the economy, could have a material adverse effect on values of residential real estate properties. The volume of mortgage origination, mortgage refinancing and residential real estate transactions is highly variable. The level of real estate transactions are primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. Reductions in these transaction volumes could have a material adverse effect on Xome’s business, financial condition and results of operations.

We could have, appear to have or be alleged to have conflicts of interest with Xome.
Our subsidiary, Xome, provides services to us. This relationship could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Xome upon market terms. We have adopted policies, procedures and practices, and have also engaged an independent third party to conduct a pricing study to ensure that the fees charged are customary and reasonable. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.

Other Risks

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

We and our vendors have operations in India and/or the Philippines that could be adversely affected by changes in political or economic stability or by government policies.
We currently have operations located in India and expect to grow those operations, and we have reduced our costs by contracting with certain third parties with operations in India and the Philippines. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in these countries and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

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

Negative public opinion could damage our reputation and adversely affect our business.
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

Regulatory requirements or changes to existing requirements that the Consumer Financial Protection Bureau (CFPB) may promulgate could require changes in our business, result in increased compliance costs and impair the profitability of such business. For example, the CFPB adopted rules regarding the implementation of changes to mortgage origination and settlement forms currently required under the Truth in Lending Act and Real Estate Settlement Procedures Act of 1974 which required significant modifications and enhancements to our mortgage production processes and systems. In addition, potential expansion of the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd Frank Act), we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings.

We could be subject to additional regulatory requirements or changes under the Dodd Frank Act beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition FHFA initiatives may be implemented by the GSEs that could materially effect the market for conventional and/or government insured loans. The heightened regulatory environment has resulted not only in a tendency toward more regulation, but toward the most prescriptive regulation as regulatory agencies have generally taken a conservative approach to rule making, interpretive guidance and their general ongoing supervisory authority.

The ongoing implementation of the Dodd Frank Act, including the implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

In addition, certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations, which could adversely affect our business, financial condition and results of operations.

We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemember's Civil Relief Act, Telephone Consumer Protection Act,

Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and Making Home Affordable loan modification programs.

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

Regulatory Matters: Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the US Trustee Program, the multistate coalition of mortgage banking regulators and various State Attorneys General. See “Legal Proceedings” below in Part I, Item 3. As a result, we are subject to various legal proceedings, regulatory examinations, inquiries and requests for documentation in the ordinary course of our business. We have historically had a number of open investigations with various State Attorneys General and other federal and state regulatory and enforcement agencies. We expect this trend will continue due to interest by regulators in mortgage banking generally and non-bank mortgage lenders and servicers specifically. We have seen a significant increase in these activities in recent periods and believe that violations of law will more frequently be met with enforcement actions, including the imposition of significant monetary and other sanctions, as compared to prior periods. Like many other companies in the mortgage industry, we are currently the subject of various federal and state regulatory and enforcement investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, our financial reporting and other aspects of our businesses. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs which may adversely affect our cash flows.

To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement this could lead to (i) loss of our licenses and approvals to engage in our servicing and orginations businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

Moreover, regulatory changes resulting from the Dodd-Frank Act and other regulatory changes such as the CFPB having its own examination and enforcement authority and the “whistle-blower” provisions of the Dodd-Frank Act could further increase the number of legal and regulatory enforcement proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

There are numerous federal, state and local laws and regulations in the mortgage industry.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and loan modifications as well as foreclosure actions. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing, originations and ancillary business and the fees we may charge. These regulations directly impact our business and require constant compliance, which includes enhancing our compliance program, procedures and controls, monitoring and internal and external audits. A failure in maintaining an effective compliance program or a material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.

In addition, there continue to be changes in legislation and licensing, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.

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
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. For example, the Company made refunds to certain borrowers in 2015 related to delays in consummating their loan modifications that were transferred from prior servicers. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

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
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers under a variety of theories including, without limitation, standing, proper notice and statute of limitations. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Residential mortgage foreclosure proceedings in certain states have been delayed due to lack of judicial resources and legislation, all of which could have a negative effect on our ability to liquidate loans timely and slow the recovery of advances and thus impact our earnings or liquidity.
In some states, such as New York, our industry has faced, and may continue to face, increased delays and costs caused by state law and local court rules and processes. In addition, California and Nevada have enacted Homeowner’s Bill of Rights legislation to establish mandatory loss mitigation practices for homeowners which cause delays in foreclosure proceedings. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

Risks Related to the Ownership of our Common Stock

Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $11.22 per share and $57.45 per share from 2013 through 2015 and may continue to fluctuate. The volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to reduced liquidity resulting from highly concentrated ownership of our common stock, acquisitions, dispositions or other material public announcements along with a variety of additional factors.

If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.
FIF HE Holdings LLC (FIF), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC (Fortress), owns approximately 66% of our outstanding common stock. As a result, FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

Location	Owned / Leased	Square Footage
Principal executive office:
Coppell, Texas – Corporate Headquarters	Leased	175,585
Business operations and support offices:
Irving, Texas(1)	Leased	292,988
Lewisville, Texas(2)	Leased	241,387
Chandler, Arizona(3)	Leased	163,864
Irvine, California(4)	Leased	126,726
Highlands Ranch, Colorado(3)	Leased	31,375
Bellevue, Washington(5)	Leased	24,602
Chennai, India (6)	Leased	41,666
Newport Beach, California (7)	Leased	24,692
(1) Primarily supports our Originations segment
(2) Primarily supports our Servicing and Xome segments
(3) Primarily supports our Servicing segment
(4) Primarily supports our Originations segment
(5) Primarily supports our Xome Labs
(6) Primarily supports our Xome segment and NSM Corporate functions
(7) Primarily supports our Xome segment

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

Item 3.  Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business, including putative class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemembers' Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA) unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Home Mortgage Disclosure Act, the Bankruptcy Code, and False Claims Act. Additionally, along with others in our industry, we are subject to repurchase and indemnification claims and may continue to receive claims in the future, relating to the sale of mortgage loans and/or servicing of mortgage loan securitizations. Furthermore, the certification of any putative class action could substantially increase our exposure to damages. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations. See Note 18, Commitments and Contingencies.

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

Regulatory Matters

Nationstar is a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the US Trustee Program, the multistate coalition of mortgage banking regulators (the “MMC”) and the State Attorneys General. As a result, we are subject to various legal proceedings, regulatory examinations, inquiries and requests for documentation in the ordinary course of our business. Nationstar has historically had a number of open investigations with various State Attorneys General and other federal and state regulatory and enforcement agencies, and the Company expects this trend will continue due to interest in mortgage banking generally and non-bank mortgage lenders and servicers specifically by these regulators.

We have seen a significant increase in these activities in recent periods. Like many other companies in the mortgage industry, Nationstar is currently the subject of various federal and state regulatory and enforcement investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices and other aspects of its businesses. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and which have resulted in the entry of consent decrees or settlements. Nationstar continues to manage its response to each matter, but it is not possible for the Company to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs which may adversely affect our cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices and limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

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

	Prices
	High	Low
2015
Fourth quarter	$15.78	$10.80
Third quarter	$19.74	$13.64
Second quarter	$26.58	$16.24
First quarter	$31.94	$22.94

2014
Fourth quarter	$37.00	$26.06
Third quarter	$35.99	$29.35
Second quarter	$37.95	$26.76
First quarter	$37.15	$24.50

On January 31, 2016, there were 108,120,381 shares outstanding and 279 stockholders of record of Nationstar common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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

Issuer Purchases of Equity Securities

On December 17, 2015, Nationstar’s Board of Directors authorized a $150.0 million share repurchase program. Through the end of the fourth quarter of fiscal 2015, the Company has repurchased shares of its common stock having a value of approximately $11.1 million under this program. The number and average price of shares purchased are set forth in the table below.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1, 2015 - October 31, 2015	806	(1)	$13.92	—		—
November 1, 2015 - November 30, 2015	3,500	(2)	$14.88	—		—
December 1, 2015 - December 31, 2015	1,170	(3)	$12.99	837	(4)	$138,930
Total	5,476			837		$138,930

(1) The 806 thousand shares of common stock represent shares surrendered to Nationstar by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.
(2) Shares of common stock were repurchased by Nationstar from a Nationstar director to satisfy the director's tax obligations relating to the March 7, 2015 vesting of this restricted stock.
(3) Of the 1,170 thousand shares of common stock, 333 thousand shares represent shares surrendered to Nationstar by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.
(4) On December 17, 2015, Nationstar announced that its Board of Directors authorized the repurchase of up to $150.0 million of the registrant's outstanding common stock through December 16, 2016. As of December 31, 2015, 837 thousand shares (comprised of 504 thousand shares that settled during 2015 and 333 thousand share repurchases initiated during 2015 but settled during 2016) have been repurchased under this plan. On February 9, 2016, Nationstar’s Board of Directors authorized a $100.0 million increase to the original repurchase authorization for an aggregate repurchase authorization of $250.0 million under the Company’s share repurchase program. On February 11, 2016, we commenced a modified “Dutch auction” tender offer to purchase up to $100 million in cash of our common stock. The tender offer is contingent upon satisfaction of customary conditions. Repurchases under the tender offer will be part of our share repurchase program initiated December 17, 2015 and increased on February 9, 2016. We intend to fund the tender offer and related expenses with cash and cash equivalents.
Information Regarding the Tender Offer. The information above relating to the tender offer is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares of our common stock. The solicitation and offer to buy our common stock is being made only pursuant to the Offer to Purchase, the Letter of Transmittal and the other offer materials that we have filed with the SEC and sent to our shareholders. Shareholders and investors are urged to read our Tender Offer Statement on Schedule TO, the Offer to Purchase, the related Letter of Transmittal and the other offer materials, as well as any amendments or supplements to the Schedule TO that we file with the SEC, because they contain important information, including various terms and conditions of the tender offer.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, S&P North American Financial Services Sector Index and S&P 500 Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2015. This data assumes an investment of $100 on March 8, 2012.
Item 6.  Selected Financial Data
The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the selected consolidated statements of operations and comprehensive income data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheets data at December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statements of operations and comprehensive income data and other financial data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheets data at December 31, 2013, 2012 and 2011 have been derived from Nationstar's audited consolidated financial statements that are not included in this Annual Report.

(amounts in thousands)	For the year ended
	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	$613,241	$299,002	$441,902	$152,649	$62,445
Advances, net	2,223,083	2,544,699	5,002,202	2,800,690	513,683
Mortgage servicing rights	3,366,973	2,961,321	2,503,162	635,860	251,050
Mortgage loans held for sale	1,429,691	1,277,931	2,603,380	1,480,537	458,626
Reverse mortgage interests (1)	7,514,323	2,453,069	1,547,471	752,355	—
Total assets	16,654,070	11,112,675	14,026,689	7,126,143	1,787,931
Advance facilities	1,646,123	1,901,783	4,550,424	2,563,086	446,432
Warehouse facilities	1,893,526	1,572,622	2,433,927	1,038,500	426,747
Unsecured senior notes	2,048,694	2,159,231	2,444,062	1,062,635	280,199
Other nonrecourse debt (2)	6,670,598	1,768,311	1,192,597	681,456	112,490
Total liabilities	14,886,693	9,888,397	13,036,791	6,368,461	1,506,622
Total equity (3)	1,767,377	1,224,278	989,898	757,682	281,309

Consolidated Statements of Operations and Comprehensive Income Data:
Total revenues	$1,988,635	$1,973,068	$2,086,985	$984,315	$377,841
Total expenses and impairments	1,687,579	1,357,691	1,402,278	582,045	306,183
Total other (expense) income	(246,881)	(329,493)	(338,453)	(125,687)	(50,771)
Income before income tax expense	54,175	285,884	346,254	276,583	20,887
Total income tax expense	11,012	64,860	129,200	71,296	—
Net income	43,163	221,024	217,054	205,287	20,887
Less: Net gain attributable to noncontrolling interests	4,384	306	—	—	—
Change in fair value of designated cash flow hedges	—	(1,963)	1,963	—	(1,071)
Total comprehensive income	$38,779	$218,755	$219,017	$205,287	$19,816
Earnings per share data:
Basic earnings per share	$0.38	$2.47	$2.43	$2.41	$0.30
Dilutive earnings per share	$0.37	$2.45	$2.40	$2.40	$0.30

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$417,826	$1,080,209	$(1,801,037)	$(1,958,116)	$(28,903)
Investing activities	(5,589,571)	233,307	(1,406,438)	(2,157,292)	(81,879)
Financing activities	5,485,984	(1,456,316)	3,496,728	4,205,612	152,004
(1) The 2015 increase in reverse mortgage interests was primarily due to the accounting treatment of $4.9 billion of assets acquired in the Generation Mortgage asset acquisition.
(2) The 2015 increase in other nonrecourse debt was primarily due to the accounting treatment of $4.6 billion of liabilities assumed in the Generation Mortgage asset acquisition.
(3) The $0.6 million increase in total equity was primarily the result of the sale of 17,500,000 common shares during the first quarter of 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. The following discussion contains, in addition to the historical information, forward-looking statements that include risks and uncertainties (see discussion of "Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K.

OVERVIEW

2015 Highlights

Provided below are highlights with respect to each of our operating segments.

Servicing

In 2015, total servicing fee revenue (as shown in Table 9) increased $62 million year over year driven by increases in base servicing fees which more than offset the decline in modification fees and ancillary revenue as the portfolio performance continues to improve. We focused on driving controllable costs out of our Servicing operations while improving the customer experience and exited the year with 5.1 adjusted basis points of Servicing profitability in the fourth quarter of 2015, versus 5.0 adjusted basis points for the fourth quarter of 2014. We experienced higher amortization, claims and litigation expenses throughout 2015, which negatively impacted our GAAP earnings year over year. While these elevated expenses and non-cash items affected our profitability, our cash flow generation improved.

As of September 30, 2015, we are the largest non-bank servicer and the fourth largest residential mortgage servicer. During the year, we acquired $71.8 billion in unpaid principal balance, a 74% increase in acquisitions over the prior year. Our ability to both win and obtain approvals for these transactions reflects our focus on providing quality core servicing. It is also this focus on the customer as well as compliance that led to us being awarded a marquis private-label subservicing contract of over $55 billion UPB from a leading diversified financial institution with a growing originations platform in October 2015.

In 2015, we welcomed 0.2 million customers to our platform and ended the year with approximately 2.5 million servicing customers. We remain committed to helping homeowners keep their homes and offered 64,995 solutions throughout the year such as loan modifications, collateral workouts and repayment plans during the year to our mortgage servicing customers faced with hardships. The delinquency rate on our MSR portfolio, measured as loans that are 60 or more days behind in payments, declined to 6.9% from 9.9% at the start of the year. In addition, we focused on providing all of our customers a better servicing experience. As such, we reduced customer complaints by 59% year over year.

Originations

Full year 2015 performance was strong with volume and earnings performance exceeding our initial expectations even as we navigated new requirements such as the TILA-RESPA Integrated Disclosures, commonly referred to as TRID. In fact, our Originations segment posted its best year since 2012 with $206 million in income before taxes. During the year we generated $18.0 billion in UPB for our servicing platform through our origination activities without utilizing any overall capital. In addition, we refinanced $5.0 billion in HARP loans, providing relief to 31,000 customers and improved our ability to compete in the FHA lending space.

Xome

Xome made strategic investments throughout the year in technologies and companies as it executed on its goal to perfect the residential real estate transaction experience for consumers and real estate professionals (including brokers and agents) through service offerings. During 2015, we launched the Xome real estate platform and related mobile apps, achieving over 1+ million downloads in five months with limited marketing spend. In addition, we greatly enhanced our existing servicing offerings through the acquisition of Experience I/Title365, Quantarium and GoPaperless. Overall, we increased revenue 43% to $437 million in 2015 with 33.9% coming from independent third parties.

2016 Core Initiatives

Servicing
Our core initiatives in 2016 for Servicing include:

▪	Delivering high quality, consistent operational earnings each quarter which for the year we believe will average between 5-7 basis points.

▪	Successfully board the recently awarded private-label subservicing arrangement.

▪	Generate incremental cash.

▪	Continue to focus on putting the “service” back in servicing for our customers as we endeavor to become the benchmark for customer service in the industry.

▪	Focus on continuing to be a top-rated servicer by the GSEs and enhancing our existing compliance framework.

Originations
Our core initiatives in 2016 for Originations include:

▪	Continue to deliver solid quarterly earnings based upon the origination of high quality loans.

▪	Increase customer retention across all major portfolio segments.

▪	Reduce costs to fulfill as we take advantage of the benefits of our single originations platform.

▪	Expand our offering of higher margin government lending and streamlined offerings.

▪	Continue to cost effectively replenish the MSR portfolio.

Xome
Our core initiatives in 2016 for Xome include:

▪	Focus on improving the profitability of core service offerings such as property disposition, title and collateral valuation.

▪	Continue to develop new technologies that connect the various residential real estate market participants in a seamless fashion.

▪	Improve overall margins.

Capital and Liquidity

We exit 2015 with strong fundamentals from a capital and liquidity perspective. From a regulatory perspective, we significantly exceed the capital and liquidity requirements principally promulgated by the FHFA. In addition, we had cash on hand of $613 million as of December 31, 2015 compared to $299 million as of the prior year end. During the fourth quarter, we repurchased $108.9 million worth of unsecured senior notes in the open market as well as 837,000 shares under our share repurchase program. As of December 31, 2015, we were in compliance with all covenants related to our borrowing facilities. From an equity standpoint, we ended the year with $1.8 billion of equity as of December 31, 2015, as compared to $1.2 billion in the prior year. We believe we have sufficient capital and liquidity to conduct and grow our operations.

For 2016, we currently expect our servicing platform to grow year over year as we board the recently awarded subservicing contract and execute within our originations segment. This growth will be achieved with the use of minimal, if any, capital which will allow us to deploy the cash generated in 2016 in various ways including share repurchases, additional debt repayment or portfolio expansion at attractive returns.

MSR Activity
During 2015, we paid $715 million for the acquisition of MSRs. We purchased MSRs and funded related advances primarily with cash on hand and the use of additional excess spread financings with New Residential and funds managed by Fortress Investment Group, all of which are affiliated companies. In addition, we completed the sale of MSRs associated with $4.6 billion in unpaid principal balance (UPB) and retained the subservicing. This sale of MSRs was with servicing retained, which allow us to maintain operational margin without the cost or risks associated with the advances.

Warehouse Facilities
As a result of the increased activity in our Originations segment, our Mortgage Loans Held for Sale increased to $1.4 billion as of December 31, 2015 compared to $1.3 billion as of December 31, 2014. As noted in footnote 10, this represents less than 50% of our overall warehouse capacity. We have sufficient warehouse capacity to support our Originations segment including anticipated growth.

Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

During 2015, we reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how the chief operating decision makers internally review and operate this business. All periods presented reflect this reclassification.

Consolidated Results

Table 1. Consolidated Operations	For the year ended December 31,
(in millions)	2015	2014	2013

Revenues - operational	$2,101	$1,899	$1,859
Revenues - MTM	(112)	74	228
Total revenues	1,989	1,973	2,087
Expenses	(1,688)	(1,358)	(1,402)
Other income (expense), net	(247)	(329)	(339)
Income before income tax expense	54	286	346
Income tax expense	11	65	129
Less: income attributable to noncontrolling interests	4	—	—
Change in value of designated cash flow hedge net of tax	—	(2)	2
Net income attributable to Nationstar	$39	$219	$219

2015 versus 2014
The impact of interest rate movements throughout the year which cause a write-down in the value of the MSR, partially offset by origination activities, as well as investments in the Xome platform were the primary drivers of reduced net income attributable to Nationstar for the year ended December 31, 2015.

From a core operational perspective, servicing income declined during 2015 when compared to the prior period principally as a result of higher legal and regulatory costs as well as higher claims losses that were generally the result of elongated foreclosure timeframes. Our Originations segment continued to benefit from the favorable interest rate environment posting its best year since 2012. Finally, Xome income is down year over year by $44.8 million due principally to investments in technology and corporate infrastructure, which did not begin until late fourth quarter 2014. In addition, Xome incurred $10.3 million more in depreciation and amortization during 2015 versus 2014 primarily due to 2015 acquisitions as well as a full year depreciation and amortization from 2014 acquisitions. Throughout 2015, we have invested over $140 million in Xome, including the development of the Xome.com website and related mobile apps, the build-out of offices in Seattle and Chennai, workflow/process improvements and multiple acquisitions.

2014 versus 2013
Revenues declined in the Servicing and Originations segments, partially offset by a more than doubling of revenues in our Xome segment. Consolidated expenses declined primarily due to lower Originations discussed under Table 3. Expenses below. Income tax expense declined due to lower pretax income and a lower effective tax rate stemming from a decrease in valuation allowance further discussed in Table 6. Income Taxes below.

Table 2. Revenues	For the year ended December 31,
(in millions)	2015	2014	2013

Servicing:
Operational	$1,314	$1,233	$1,144
Amortization	(320)	(220)	(123)
Mark-to-market	(112)	74	228
Total Servicing	882	1,087	1,249
Originations	666	579	712
Xome	437	306	135
Corporate and other, including eliminations	4	1	(9)
Total revenues	$1,989	$1,973	$2,087

2015 versus 2014
Servicing operational revenue was essentially flat during 2015 as improvements in core servicing fees were offset by amortization caused by the lower interest rate environment. The average UPB portfolio increased to $395.9 billion during 2015 from $379.8 billion during 2014. The lower interest rate environment also resulted in an overall decline attributable to mark-to-market changes for MSRs and related liabilities. Originations benefited from the lower interest rate environment, which resulted in higher funded volumes as well as a higher gain on sale percentage. Xome revenue increased significantly due to organic growth, particularly property sales, and due to three acquisitions during 2015, as well as a full year of Real Estate Digital, LLC acquired in May 2014.

2014 versus 2013
Revenues declined in both the Servicing and Originations segments, partially offset by a more than doubling of revenues in our Xome segment. For Servicing, revenue declined principally due to lower mark-to-market change on the value of our MSRs in 2014 compared to the 2013 period. This decline was partially offset by increases in total servicing fees earned on our servicing portfolio as a result of our higher average UPB in our total servicing portfolio. Revenues declined in our Originations segment during 2014 as we exited wholesale and distributed retail operations and focused on more profitable consumer direct operations. Xome grew principally as a result of increased property sales, title and collateral valuation orders.

Table 3. Expenses	For the year ended December 31,
(in millions)	2015	2014	2013

Servicing	$787	$705	$613
Originations	469	390	590
Xome	359	184	106
Corporate and other, including eliminations	73	79	93
Total expenses	$1,688	$1,358	$1,402

2015 versus 2014
Expenses increased in all segments relative to the comparable period. The increase in Servicing expense is primarily attributable to increased legal and regulatory expenses as well as increased operational expenses to support higher average UPB. The increase in Originations expense is primarily attributable to higher lock and funded volumes and increased compliance expense in advance of pending regulatory changes related to disclosures. Expenses increased in our Xome segment principally due to the growth in technology and service offerings including a significant increase in title operations, related investments in personnel, marketing, technology and infrastructure including operations in India.

2014 versus 2013
Consolidated expenses were down slightly primarily due to a decline in Origination expenses, partially offset by an increase in Servicing and Xome expenses. The Originations decline is due to exit from retail and wholesale businesses as well as a reduction in additional staff executed in late 2013 and early 2014 as well as the conversion to a single integrated platform.The Servicing increase is due to the relative growth in our UPB. Increase in our Xome segment is consistent with the increase in revenues as direct vendor costs associated with the fulfillment of customer orders increased due to a growth in order volumes.

Table 4. Other Income (Expense), Net	For the year ended December 31,
(in millions)	2015	2014	2013

Reverse interest income	$268	$80	$52
Other interest income	83	100	145
Interest income	351	180	197
Reverse interest expense	(190)	(31)	(16)
Advance interest expense	(55)	(104)	(157)
Corporate debt interest expense	(160)	(187)	(166)
Other interest expense	(200)	(194)	(200)
Interest expense	(605)	(516)	(539)
Gain on disposal of property	—	5	—
Gain on repurchase of unsecured senior notes	8	—	—
Gain (loss) on interest rate swaps and caps	(1)	2	3
Total other income (expense)	$(247)	$(329)	$(339)

2015 versus 2014
Total other income (expense) improved during the year ended December 31, 2015, when compared with the year ended December 31, 2014, primarily due to lower advance interest expense due to lower average advance balances. This was also positively impacted by higher reverse interest income net of reverse interest expense which benefited from the Generation Mortgage asset acquisition during the second quarter of 2015.  Also impacting the decline was lower interest expense due to the repurchase of unsecured senior notes in July 2014 and the fourth quarter of 2015, lowering borrowing costs.

2014 versus 2013
Total other income (expense) of $329 million declined from $339 million incurred during 2013, which was primarily due to lower interest expense on unsecured senior notes, stemming from redemption of the 10.875% unsecured senior notes in July 2014.

Table 5. Income Before Income Tax Expense	For the year ended December 31,
(in millions)	2015	2014	2013

Servicing:
Operational	$417	$376	$343
Amortization	(320)	(220)	(123)
Mark-to-market	(112)	74	228
Total Servicing	(15)	230	448
Originations	206	191	131
Xome	78	122	29
Corporate and other, including eliminations	(215)	(257)	(262)
Total income before income tax expense	$54	$286	$346

2015 versus 2014
The decrease in income before taxes for the year ended December 31, 2015 versus the year ended December 31, 2014 is driven primarily by the decrease in pre-tax income in our Servicing segment as a result of $186 million unfavorable mark-to-market adjustments on MSRs and an increase in amortization of $100 million year over year principally during the second and third quarters. Income before taxes for Xome declined in the current period principally due to increased expenses stemming from additional investments in technology and corporate infrastructure as well as increased amortization as a result of acquisitions. This was partially offset by higher Originations segment net income before taxes benefiting as a result of the lower interest rate environment. Also offsetting the decline was lower corporate and other expenses due to lower interest expense due to the repurchase and redemption of unsecured senior notes as well as lower losses on REO sold and lower direct Legacy portfolio related expenses, included in our corporate and other segment.

2014 versus 2013
Income before taxes declined from 2013 to 2014 principally as a result of revenue declines attributable to mark-to-market changes and increased amortization, which do not have an offsetting cost component and therefore directly impact margins. For the Originations segment, the focus on consumer direct operations and favorable interest rates as well as cost reduction initiatives resulted in a $60 million improvement in income before taxes although revenues declined substantially. Xome’s income before taxes grew both as a result of revenue growth as well as a greater mix of that revenue coming from property sales.

Table 6. Income Tax Expense	For the year ended December 31,
(in millions)	2015	2014	2013

Income tax expense	$11	$65	$129

2015 versus 2014
During fiscal year 2015, income tax expense decreased $54 million as compared to fiscal year 2014. The effective tax rates for 2015 and 2014 were 20.3% and 22.7%, respectively. The decrease in income tax expense was primarily due to significantly lower pre-tax income of $54 million in 2015 as compared to $286 million in 2014. The lower effective tax rate in 2015 resulted from a partial release of the valuation allowance, as well as a deferred tax benefit arising from true-up adjustments to deferred taxes. Please refer to Note 13 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements and Supplementary Data” of this Form 10-K for further discussion of the components of the effective tax rate and income tax expense.

2014 versus 2013
During fiscal year 2014, income tax expense decreased $64 million as compared to fiscal year 2013. The effective tax rates for 2014 and 2013 were 22.7% and 37.3%, respectively. The decrease in income tax expense was due to lower pre-tax income of $286 million in 2014 as compared to $346 million in 2013, as well as a decrease in valuation allowance of $40.3 million. The lower effective tax rate in 2014 primarily resulted from the release of a significant portion of the valuation allowance, which accounted for approximately 14% of the decrease in the effective tax rate.

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

Servicing Segment

Our servicing portfolio generally generates reliable and recurring cash flows although earnings may vary period to period principally as a result of mark-to-market adjustments on our MSRs. In addition, our servicing portfolio provides a lead source to augment our Originations and Xome businesses. We have a proven track record of reducing portfolio delinquencies and ultimately extending the duration of our overall MSR loan pool, which in turn increases the future earnings potential of such loan pools. Our ability to deploy effective loss mitigation strategies, modify nonperforming loans, assist our existing customers with a refinance or new home purchase enables us to take advantage of MSR and subservicing opportunities that lead to replenishing and modestly growing our servicing portfolio. MSR opportunities come in the form of MSR retention on originated loans or bulk and flow opportunities.

Capital Light Strategy
Since 2007, we have grown our servicing portfolio principally through the acquisition of MSRs and through our origination platform. We financed these acquisitions through the offering of equity and unsecured senior notes as well as financing transactions such as excess spread financing and mortgage servicing rights financing as further described in the notes to the financial statements. Through these financing transactions, we were able to substantially grow our MSR portfolio while utilizing less capital at reasonable returns.

During 2015, we continued our progress towards a more capital light strategy in a couple of ways. First, we sold $4.6 billion of MSRs at fair value while retaining subservicing rights. Second, in October 2015, we were awarded a significant private-label subservicing contract of approximately $55 billion in initial UPB to be the sole servicer for a leading financial institution. We expect the initial loans to board over the first half of 2016. The subservicing agreement and our origination platform should allow us to grow our MSR portfolio over 2016 with limited use of capital.

We now have multiple avenues from which to source MSRs. First, consistent with historical practice, we will continue to purchase MSRs to the extent our return thresholds are met. Additional sources to acquire MSRs that require limited or no capital to sustain and grow our portfolio include our origination platform, which is focused on customer retention, our new subservicing client, who intends to substantially grow their portfolio over the coming years and lead generation through the Xome platform. In addition, we are actively pursuing additional subservicing contracts given our expanded private label subservicing capabilities

Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.5 million customers with an outstanding principal balance in excess of $397.7 billion. As of December 31, 2015, the outstanding principal balance consisted of approximately $372.7 billion in forward servicing and $29.9 billion in reverse servicing. We earn fees for collecting monthly mortgage payments from homeowners, processing those payments and passing them on to investors who ultimately own the mortgage.

Table 7. Servicing Operations	For the year ended December 31,
(in millions)	2015	2014	2013
Revenues
Operational	$1,314	$1,233	$1,144
Amortization	(320)	(220)	(123)
Other mark-to-market	(112)	74	228
Total revenues	882	1,087	1,249
Expenses	(787)	(705)	(613)
Total other income (expense), net	(110)	(152)	(188)
Income (loss) before income tax expense	$(15)	$230	$448

2015 versus 2014
Base servicing fees, the principal component of operational revenues, increased due to higher average UPB and improved portfolio performance as evidenced by lower delinquency rates. We do not recognize servicing fees on delinquent loans with respect to GSEs or Ginnie Mae related servicing activities. Increases in amortization and other mark-to-market components were driven primarily by the low interest rate environment in 2015, which ultimately resulted in increased prepayments. Expenses increased as a result of higher litigation and claims amounts in the current year as we continued to work through the foreclosure pipeline.

2014 versus 2013
Servicing income before income tax expense declined primarily due to unfavorable mark-to-market changes on MSRs. Excluding mark-to-market changes, Servicing income before income tax expense increased due to relative growth in our average unpaid principal balance portfolio as a result of continued MSR acquisitions in excess of liquidations and principal payments during 2014 and 2013.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 8. Forward Servicing Portfolio UPB Rollforward	For the year ended December 31,
(in millions)	2015	2014	2013

Balance at the beginning of the period	$353,094	$361,779	$179,432
Additions:
Originations (funded)	17,949	16,843	23,882
Acquisitions	71,782	41,351	193,142
Deductions:
Dispositions	(4,647)	—	—
Principal reductions and other	(11,417)	(15,060)	(7,517)
Voluntary reductions (1)	(47,597)	(34,616)	(36,466)
Involuntary reductions (2)	(10,482)	(11,905)	(11,042)
Net changes in loans serviced by others	(882)	(5,298)	20,348
Balance at the end of period	$367,800	$353,094	$361,779

(1) Voluntary reductions are related to loans payoffs by customers.
(2) Involuntary reductions refer to chargeoffs of loans.

During the year ended December 31, 2015, our servicing portfolio's unpaid principal balance increased as a result of continued MSR acquisitions in excess of liquidations and principal payments, portions of which is currently reflected in net changes in loans serviced by others. Additionally, we acquired $18.0 billion of servicing rights through Originations during the year ended December 31, 2015.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 9. Servicing - Revenues	For the year ended December 31,
($ in millions)	2015		2014		2013
	Amounts	bps (1)	Amounts	bps (1)	Amounts	bps (1)
MSR Operational Revenue
Base servicing fees	$1,077	27	$1,011	27	$802	27
Modification fees	62	2	68	2	60	2
Incentive fees	45	1	50	1	48	2
Late payment fees	70	2	65	2	59	2
Other ancillary revenue	208	5	227	6	206	7
Other revenues	38	1	28	1	—	—
Total MSR operational revenue	1,500	38	1,449	39	1,175	40
Subservicing(2)	27	1	36	1	51	2
MSRs - LOCOM	88	2	68	1	56	2
Total servicing fee revenue	1,615	41	1,553	41	1,282	44
Amortization
MSR scheduled and prepayment amortization	(489)	(12)	(363)	(10)	(319)	(11)
Excess spread accretion	172	4	144	4	195	7
LOCOM amortization	(3)	—	(1)	—	1	—
Total amortization	(320)	(8)	(220)	(6)	(123)	(4)
MSR financing liability payments	(124)	(3)	(165)	(4)	(18)	(1)
Excess spread payments - principal	(177)	(4)	(155)	(4)	(120)	(4)
Total operational revenue	994	26	1,013	27	1,021	35
Mark-to-Market Revenue
MSR MTM(3)	(73)	(2)	87	2	377	13
Excess spread / financing MTM	(39)	(1)	(13)	—	(149)	(5)
Total MTM revenue	(112)	(3)	74	2	228	8
Total revenues - Servicing	$882	23	$1,087	29	$1,249	43

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10,000.
(2) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) MSR mark-to-market includes value changes related to MSRs and whole loan assets.

2015 versus 2014
During 2015, servicing fee revenue increased versus 2014. The key drivers of this increase were a $16.1 billion increase in the average unpaid principal balance of the servicing portfolio and improved portfolio delinquency. The 60 day delinquency rate declined from 9.9% as of December 31, 2014 to 6.9% as of December 31, 2015. However, the higher net amortization of MSR assets and a reduction in mark-to-market revenue resulted in an overall decrease of total servicing revenue in 2015. Both of these items are impacted by market interest rates. Lower market interest rates in 2015 caused higher prepayment rates which drives higher amortization. In addition, the expectation of higher prepayment rates in the future is the primary cause of lower mark-to-market revenue.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	For the year ended December 31,
(in millions)	2015	2014	2013

Average UPB:
MSRs - fair value	$345,515	$328,213	$226,969
Subservicing and other (1)	20,820	23,154	36,471
MSRs - LOCOM	29,551	28,455	28,655
Total average UPB	395,886	379,822	292,095

Ending UPB:
MSRs - fair value
Agency	246,016	214,981	202,267
Non-agency	99,660	118,632	120,547
Total MSRs - fair value	345,676	333,613	322,814

Subservicing and other (1):
Agency	18,059	15,008	22,208
Non-agency	4,065	4,473	16,757
Total subservicing	22,124	19,481	38,965

MSRs - LOCOM	29,855	27,982	29,093
Total ending UPB	$397,655	$381,076	$390,872

(1) Subservicing and Other amounts include (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Information about modifications and workout units is presented in the table below.

Table 11. Modifications and Workout Units	For the year ended December 31,
	2015	2014	2013
Modifications and workout units:
HAMP modifications	16,228	18,597	26,091
Non-HAMP modifications	24,731	32,274	12,870
Workouts	24,036	28,955	28,964
Total modification and workout units	64,995	79,826	67,925

Total modifications and workouts decreased during the year ended December 31, 2015 compared to the prior year comparable period primarily due to the overall performance of borrowers within the servicing portfolio continuing to improve as reflected in the table below.

Table 12. Key Performance Metrics - Forward Servicing Portfolio(1)	For the year ended December 31,
	2015	2014	2013

Loan count-servicing	2,245,047	1,982,396	1,980,956
Average loan amount	$162,375	$167,467	$169,569
Average coupon - credit sensitive(2)	4.6%	4.7%	4.9%
Average coupon - interest sensitive(2)	4.1%	4.1%	3.9%
60+ delinquent (% of loans)(3)	6.9%	9.9%	11.8%
90+ delinquent (% of loans)(3)	6.4%	9.3%	11.2%
120+ delinquent (% of loans)(3)	5.9%	8.8%	10.7%
Total prepayment speed (12 month constant pre-payment rate)	15.6%	13.3%	17.9%

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

The table below provides the expense break out between salaries, wages and benefits and general and administrative expenses in the Servicing segment. For the year ended December 31, 2015 versus the comparable periods in 2014 and 2013, expenses were up due to growth in forward and reverse loans serviced.

Table 13. Servicing - Expenses	For the year ended December 31,
(in millions)	2015		2014		2013
	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$265	7	$289	8	$276	9
General and administrative	522	13	416	11	337	12
Total expenses - Servicing	$787	20	$705	19	$613	21

Salaries, wages and benefits continues to decline when measured in bps of UPB as a result of improved portfolio performance and investments in technology and other operational improvements.
The table below provides additional detail on our total general and administrative expenses recorded in our Servicing segment.

Table 14. General and Administrative Expenses	For the year ended December 31,
(in millions)	2015		2014		2013
	Amounts	bps	Amounts	bps	Amounts	bps
Operational costs(1)	$192	5	$143	4	$72	3
Direct operating costs(2)	167	4	132	3	121	4
Offshoring costs	50	1	46	1	32	1
Corporate allocation charges	89	2	56	2	55	2
Subservicing	24	1	39	1	57	2
Total general and administrative expenses - Servicing	$522	13	$416	11	$337	12

(1) Operational costs include compensatory fees, claims losses and similar expenses.
(2) Direct operating costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

2015 versus 2014
During the year ended December 31, 2015, the primary drivers of the increased general and administrative expense were higher operational costs, direct operating costs, and corporate allocation charges. Within the operational cost increase is a $38 million additional release of mortgage servicing liabilities which have an offsets in MSR other operational revenue and MSRs - LOCOM revenue. Corporate allocation charges were impacted by higher legal and regulatory costs. This was partially offset by lower salaries, wages and benefits due to lower staffing levels along with a decrease in subservicing expense as we boarded mortgage servicing that was previously subserviced.

2014 versus 2013
Expenses primarily increased as a result of additional general and administrative costs. Included within general and administrative in the 2014 period are one-time costs associated with entering into the MSR financing liability. In addition, we experienced an increase in settlements and compensatory fees consistent with the growth of the servicing portfolio at the end of 2013.

Table 15. Servicing - Other Income (Expense), Net	For the year ended December 31,
($ in millions)	2015		2014		2013
	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$267	7	$80	2	$52	2
Other interest income	—	—	12	—	39	1
Interest income	267	7	92	2	91	3
Reverse interest expense	(190)	(5)	(31)	(1)	(16)	(1)
Advance interest expense	(55)	(1)	(104)	(3)	(160)	(5)
Other interest expense	(131)	(3)	(111)	(3)	(106)	(4)
Interest expense	(376)	(9)	(246)	(7)	(282)	(10)
Gain (loss) on interest rate swaps and cap	(1)	(1)	2	—	3	—
Total other income (expense) - Servicing	$(110)	(3)	$(152)	(5)	$(188)	(7)

WAC - advance facilities	2.4%		2.4%		2.7%
WAC - excess spread financing	9.0%		9.1%		9.2%

2015 versus 2014
Total other income (expense) - servicing improved principally due to the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition as well as a significant reduction in advance interest expense. The reduction in advance interest expense was driven by lower outstanding advances.

2014 versus 2013
Total other income (expense) - servicing improved during 2014 versus 2013 primarily due to lower Advance interest expense stemming from lower Advance balances.

Originations Segment

Our Originations segment comprises both the Greenlight Loans and Nationstar Mortgage brands. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate credit risk, typically sell these loans within approximately 30 to 60 days while retaining the associated servicing rights. Our primary focus is assisting customers currently in our servicing portfolio with refinances or loans for new home purchases (or recapture). This increases our origination margins by reducing marketing and other costs to acquire customers as well as replenishment of our servicing portfolio.

Table 16. Originations - Operations	For the year ended December 31,
(in millions)	2015	2014	2013

Revenues	$666	$579	$712
Expenses	(469)	(390)	(590)
Other income (expense), net	9	2	9
Income before income tax expense	$206	$191	$131
Income before taxes margin	30.9%	33.0%	18.4%

2015 versus 2014
Our Originations segment continued to benefit from a low interest rate environment which resulted in higher origination volumes. Our overall margins decreased due to increases in regulatory and compliance oversight costs, as well as a reduction in the gain on sale recognized on a per loan basis when compared to funded volumes. In addition, we incurred additional costs, particularly in the second half of the year, as we prepared for new disclosure rules associated with TRID. In total, we incurred $7 million of costs ($3 million in Q3 2015 and $4 million in Q4 2015) related to recent disclosure changes and similar matters.

2014 versus 2013
Both revenues and expenses decreased as a result of our exit from the retail and wholesale businesses as well as a reduction in additional staff executed in late 2013 and early 2014 consistent with the decline in origination volumes. In addition, the conversion to a single integrated platform during Q4 2014 and Q1 2015 helped to reduce our overhead costs.

Table 17. Originations - Revenues	For the year ended December 31,
(in millions)	2015	2014	2013

Service related	$51	$44	$62

Gain on loans originated and sold	788	1,041	759
Fair value adjustment on loans held for sale	(315)	(507)	(69)
Mark-to-market on locks and commitments(1)	(50)	(201)	(174)
Provision for repurchases	(16)	(23)	(76)
Capitalized servicing rights	208	225	210
Net gain on mortgage loans held for sale	615	535	650

Total revenues - Originations	$666	$579	$712

Key Metrics
Consumer direct lock pull through adjusted volume (2)	$11,305	$9,808	$16,136
Other locked pull through adjusted volume	7,100	6,378	10,468
Funded volume, total	17,971	16,890	23,778
Funded HARP volume, total	4,983	6,819	12,767
Recapture percentage	27.0%	33.5%	47.5%
Purchase percentage of funded volume	26.0%	28.0%	17.0%
Value of capitalized servicing	119 bps	127 bps	101 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.
(2) Actual versus expected funding from locks taken during the period.

2015 versus 2014
In evaluating performance, we combine net gain on mortgage loans held for sale and service related revenue. The increase in revenues of $87 million from $579 million in 2014 to $666 million in 2015 was primarily driven by the $2.2 billion increase in the total pull through adjusted lock volumes. Our volumes in 2015 benefited from a decreasing interest rate environment and a continued focus on the recapture of our portfolio customers. Our direct to consumer business remained at approximately 60% of total volume year over year and we continued to improve revenue and profitability margins in our other business lines.

2014 versus 2013
The company had total revenues of $579 million and $712 million during the years ended December 31, 2014 and December 31, 2013, respectively. The decrease was as a result of our exit from the retail and wholesale businesses executed in late 2013 and early 2014.

Table 18. Originations - Expenses	For the year ended December 31,
(in millions)	2015	2014	2013

Salaries, wages and benefits	$282	$249	$323
General and administrative	187	141	267
Total expenses - Originations	$469	$390	$590

2015 versus 2014
Salaries, wages and benefits increased during the year ended December 31, 2015 due to headcount growth aligned with higher lock and funded volumes. General and administrative expense was higher due to higher operating costs associated with the headcount growth, higher loan related costs as a result of increased volumes, and higher regulatory and compliance costs.

2014 versus 2013
Both Salaries, wages and benefits and General and administrative expenses decreased as a result of our exit from the retail and wholesale businesses as well as an additional reduction in staff in late 2013 and early 2014 consistent with the decline in origination volumes. In addition, the conversion to a single integrated platform helped to reduce our overhead costs.

Table 19. Originations - Other Income (Expense), Net	For the year ended December 31,
($ in millions)	2015	2014	2013

Interest income	$68	$72	$88
Interest expense	(59)	(70)	(79)
Other income (expense), net - originations	$9	$2	$9

WA note rate - mortgage loans held for sale	4.1%	4.5%	4.1%
WA cost of funds (excluding facility fees)	4.2%	4.7%	6.6%

2015 versus 2014
Interest income relates principally to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. Interest income principally declined as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

2014 versus 2013
Interest income principally declined as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

The activity of the outstanding repurchase reserves were as follows:

Table 20. Repurchase Reserves	For the year ended December 31,
(in millions)	2015	2014	2013

Repurchase reserves, beginning of period	$29	$41	$19
Provisions	10	13	33
Charge-offs and releases	(13)	(25)	(11)
Repurchase reserves, end of period	$26	$29	$41

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

Xome Segment

Table 21. Xome - Operations	For the year ended December 31,
(in millions)	2015	2014	2013

Revenues	$437	$306	$135
Expenses	(359)	(184)	(106)
Income before income tax expense	$78	$122	$29
Income before taxes margin	17.8%	39.9%	21.5%

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

Through our Xome platform, we intend to enhance the home buying and selling experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is a combination of a web platform and an easy to use mobile applications, giving customers instant access to over 80% of all active MLS listings in the United States.

During 2015, we continued to operate Homesearch.com, our Residential Real Estate exchange for distressed properties, designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales. Revenues earned from Homesearch.com are included as a component of Xome Exchange.

With respect to our Xome Services, we are focused on the creation and delivery of high quality services (e.g., title and escrow, collateral valuation, asset management and disposition) for purchase, refinance and default transactions. Our primary focus to date has been to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform. Today, significant opportunity still exists with respect to penetration of our own operations and current customers. In addition, in January 2015, we completed the acquisition of Title365, a significant investment in purchase and refinance title related services with a major footprint in the California market. In addition, Title365 also added a significant amount of third party revenue from new customers.

Revenues increased in 2015 compared with 2014 due to our acquisitions of Experience 1 in January 2015 and Real Estate Digital 2014 and due to an increase in the number of properties sold on Homesearch.com coupled with an increase in the average selling price of the sold properties. Income Before Taxes decreased principally driven by our investments in technology initiatives, acquisition related compensation, increased depreciation and amortization as a result of the acquisition, and to a lesser extent the continued build-out of corporate support functions.

Revenues increased in 2014 compared 2013 driven by an increase in the volume of properties and percentage of properties sold on our on-line exchange, growth in volumes in Xome Services and to a lesser extent, our acquisition of Real Estate Digital in June 2014. Income Before Taxes increased due to the increase in revenue, partially offset by an increase in corporate support functions cost due to the build-out of these functions.

Table 22. Xome - Revenues	For the year ended December 31,
($ in millions, except metrics data)	2015	2014	2013

Xome Exchange	$179	$140	$50
Xome Services	230	152	85
Xome Technology and Support	28	14	—
Total revenues - Xome	$437	$306	$135

Key Metrics
Properties sold	20,640	20,966	12,456
REO inventory at period end	8,426	9,062	7,433
Xome services completed orders	657,129	632,382	261,014
Percentage of revenue earned from third party customers	33.9%	11.7%	29.8%

2015 versus 2014
During the year ended December 31, 2015, revenue related to Xome Exchange increased primarily due to an increase in average sales price of properties sold and the number of properties sold on Homesearch.com. In 2014 a portion of the property sales were completed on a vendor platform until we built and refined our exchange technology. Xome Services revenue growth was driven by our acquisition of Experience 1, the holding company for Title365, and related entities in January 2015, which contributed $105.5 million in additional revenue during the year ended December 31, 2015. Xome Technology and Support was principally driven by the acquisition of the Real Estate Digital in May 2014.

2014 versus 2013
Revenues related to Xome Exchange increased principally due to an increase in the total volume of property sold as well as percentage of properties sold via our on-line exchange versus traditional retail sales channels. Xome Services revenue increased primarily due to a growth in unit volumes with respect to broker price opinions, property reports and title and close services as a result of the expansion of existing client relationships. These increases were partially offset by a decline in appraisal services volume principally due to a market-wide decline in refinance transactions. Xome Technology and Support revenues consist of Real Estate Digital which was acquired in May 2014.

Table 23. Xome - Expenses	For the year ended December 31,
(in millions)	2015	2014	2013

Salaries, wages and benefits	$185	$72	$36
General and administrative	174	112	70
Total expenses - Xome	$359	$184	$106

2015 versus 2014
During the year ended December 31, 2015, the increase is due largely to a growth in personnel related costs principally driven by the acquisitions of Experience1 in January 2015 and our acquisition of Real Estate Digital in May 2014. Additionally, our personnel costs increased due to increased hirings to support our technology development initiatives and expansion of our services.

General and administrative costs increased primarily due to the acquisition of Title365 as well as marketing and technology costs associated with our Xome rebranding and launch of the Xome platform. We continue to make significant investments in engineering personnel to support our development objectives.

2014 versus 2013
The increase in expenses is consistent with the increase in revenues as direct vendor costs associated with the fulfillment of customer orders increased due to a growth in order volumes. In addition, the build-out of infrastructure to support our growth initiatives, including headcount growths, contributed to the increase. Direct vendor costs associated with fulfillment of customer orders also increased due to an increase in order volumes.

Table 24. Xome - Income (Loss) before Taxes	For the year ended December 31,
(in millions, except metrics data)	2015	2014	2013

Xome Exchange	$146	$113	$35
Xome Services	25	42	9
Xome Technology and Support	(93)	(33)	(15)
Total income before income tax expense - Xome	$78	$122	$29

Xome Exchange continued to improve year over year as we benefited from a growth in revenue against a stabilization of personnel, marketing and technology costs. Xome Services earnings was primarily impacted by increased amortization of $4.5 million as a result of acquisitions and the impact of the implementation of TRID in the fourth quarter, which is expected to push revenue into the first quarter of 2016. In addition, we had our highest title order volumes ever in November 2015 and December 2015, which increased expenses, however, revenue will not be recognized until the first half of 2016.

Table 25. Xome - Technology and Support - Income (Loss) before Taxes	For the year ended December 31,
(in millions)	2015	2014	2013

Technology	$(43)	$(10)	$—
SaaS (1)	2	1	—
Marketing	(5)	(3)	—
Corporate Support and Other	(47)	(21)	(15)
Total Xome Technology and Support - income (loss) before taxes	$(93)	$(33)	$(15)
(1) Our software as a service (“SaaS”) is a provider of integrated technology, media and data solutions to real estate franchisers, brokerages, real estate agents, MLS organizations and mortgage servicers.

The increased loss in Technology and Support was driven by our investment in technology initiatives. In 2015, we expanded our technology capabilities through investments in personnel, tools and facilities in Seattle and Chennai. The focus of our investments was Xome.com, the related mobile applications and development of proprietary order management and workflow systems in an effort to reduce our transactional costs in both Xome Exchange and Xome Services.  The increase loss in Corporate Support was principally due to $16 million of acquisition related compensation expenses and to a lesser extent the continued build-out of corporate support functions specific to Xome.

Corporate and Other

Table 26. Corporate and Other - Operations	For the year ended December 31,
(in millions)	2015	2014	2013

Revenues	$4	$1	$(9)
Expenses	(73)	(79)	(93)
Other income (expense), net	(146)	(179)	(160)
Total income (loss) before income tax expense - Corporate and Other	$(215)	$(257)	$(262)

Table 27. Income Before Income Tax Expense Components	For the year ended December 31,
(in millions)	2015	2014	2013

Interest expense unsecured senior notes	$(160)	$(187)	$(166)
Legacy	1	(2)	(4)
Other corporate	(56)	(68)	(92)
Total income (loss) before income tax expense - Corporate and Other	$(215)	$(257)	$(262)

Our Corporate and Other reporting unit consists of (1) net income from our Legacy portfolio consisting of non-prime and nonconforming residential mortgage loans transferred to a securitization trust in 2009 that was structured as a secured borrowing resulting in our carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset backed certificates acquired by third parties as nonrecourse debt, (2) interest expense on our unsecured senior notes; and, (3) corporate expenses that are not directly attributable to our operating segments.

2015 versus 2014
Our Interest expense on unsecured senior notes declined during the year ended December 31, 2015 versus the comparable periods primarily due to the redemption of $285 million of notes in July 2014. Also impacting the decrease was the repurchase of $108.9 million in unsecured senior notes during the fourth quarter of 2015. Other corporate costs favorably declined due to reduced direct servicing expenses for the Legacy portfolio, lower losses on REO properties sold and lower losses on inventory loans.

2014 versus 2013
Our Interest expense on unsecured senior notes increased during 2014 reflecting a full year of interest expense on notes issued during 2013. Other corporate expenses decreased reflecting corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount and profitability.

Table 28. Legacy Portfolio	For the year ended December 31,
(in millions)	2015	2014	2013

Performing - UPB	$178	$197	$217
Nonperforming (90+ delinquency) - UPB	71	77	85
REO - estimated fair value	4	2	2
Total legacy portfolio	$253	$276	$304

Table 29. Corporate and Other - Expenses	For the year ended December 31,
(in millions)	2015	2014	2013

Salaries, wages and benefits	$30	$34	$44
General and administrative	43	45	49
Total expenses - Corporate and Other	$73	$79	$93

2015 versus 2014
Expenses decreased for the year ended December 31, 2015 versus 2014 due to lower REO losses, lower losses on inventory loans and lower servicing expense in our Legacy portfolio partially offset by higher compensation and related expenses due to an organizational restructuring in the first half of 2015.

2014 versus 2013
The decrease in total expenses was primarily due to our corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount.

Table 30. Corporate and Other - Other Income (Expense), Net	For the year ended December 31,
(in millions)	2015	2014	2013

Interest income, legacy portfolio	$14	$15	7
Interest expense, legacy portfolio	(8)	(9)	(3)
Interest expense on unsecured senior notes	(159)	(187)	(166)
Other	7	3	2
Other expense, net - Corporate and Other	$(146)	$(178)	(160)

WAC - unsecured senior notes	7.3%	7.6%	7.5%

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

2015 versus 2014
Other income (expense), net includes interest expense associated with our unsecured senior notes and the interest income and expense from our Legacy portfolio. The favorable decline in Other income (expense) for the year ended December 31, 2015 versus the comparable period in 2014 is primarily due to the redemption of $285 million of notes in July 2014. Also impacting the decrease was the redemption of $108.9 million of unsecured senior notes during the fourth quarter of 2015.

2014 versus 2013
The decrease in total expenses and impairments was primarily due to our corporate restructuring and other cost savings initiatives which was instituted during the fourth quarter of 2013, combined with lower salaries, incentive compensation and benefits as a result of lower headcount and profitability.

MORTGAGE SERVICING RIGHTS AND RELATED LIABILITIES

Table 31. MSRs and Related Liabilities	December 31, 2015			December 31, 2014
(in millions)	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon

Agency	$246,016	$2,462	4.4%	$214,980	$1,986	4.5%
Non-agency	99,660	896	4.5%	118,633	964	4.7%
Total MSRs - fair value	345,676	3,358	4.5%	333,613	2,950	4.6%
Subservicing and other (1)
Agency	18,059	N/A	N/A	15,008	N/A	N/A
Non-agency	4,065	N/A	N/A	4,473	N/A	N/A
Total subservicing and other	22,124	N/A	N/A	19,481	N/A	N/A

MSRs - LOCOM(2)	29,855	9	N/A	27,982	11	N/A
Total servicing portfolio unpaid principal balance	$397,655	$3,367	N/A	$381,076	$2,961	N/A

(1) Subservicing and other amounts include (1) loans we service for other, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.
(2) MSRs - LOCOM carrying amount is reported net of $25.3 million and $65.4 million mortgage servicing liabilities as of December 31, 2015 and 2014, respectively.

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

Table 32. Fair Value MSR Valuation	December 31, 2015			December 31, 2014
(in millions)	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps

MSRs - Fair Value
Credit sensitive	$224,334	$2,017	90	$241,770	$1,920	79
Interest sensitive - agency	121,342	1,341	111	91,843	1,030	112
Total MSRs - fair value	$345,676	$3,358	97	$333,613	$2,950	88

The fair value of our credit sensitive portfolio declined in dollars principally due to amortization. On a bps basis, our credit sensitive pool increased in value due to improved performance as evidenced by lower delinquency. The fair value of our interest sensitive portfolio was flat year over year on a bps basis, but increased in dollar base due to acquisitions and origination activities, net of amortization.

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 33. MSRs - Fair Value, Roll Forward	For the year ended December 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$2,950	$2,488
Additions:
Servicing resulting from transfers of financial assets	222	238
Purchases of servicing assets	730	471
Sale of servicing assets	(46)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	36	243
Interest sensitive	(94)	(155)
Other changes in fair value:
Scheduled principal payments	(76)	(84)
Prepayments
Voluntary prepayments
Credit sensitive	(204)	(224)
Interest sensitive	(138)	(61)
Involuntary prepayments
Credit sensitive	(21)	37
Interest sensitive	(1)	(3)
Fair value at the end of the period	$3,358	$2,950

We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Table 34. MSRs - Fair Value, Weighted Average Assumptions	December 31, 2015	December 31, 2014

Credit Sensitive MSRs
Discount rate	11.6%	12.0%
Total prepayment speeds	16.5%	18.6%
Expected weighted-average life (years)	5.9 years	5.4 years

Interest Sensitive MSRs
Discount rate	9.1%	9.1%
Total prepayment speeds	12.4%	11.3%
Expected weighted average life (years)	6.1 years	6.5 years

Discount rate reductions for credit sensitive MSRs are attributable primarily to lower yields on new acquisitions driving down the weighted average rate. Prepayment speed reduction and weighted-average life improvement for credit sensitive MSR is attributable to collateral improvement. Prepayment speed increase and weighted-average life decline for interest sensitive MSR is attributable to net market interest rate reductions period over period.

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

As a result of the lower interest rate environment that existed for the majority (or larger portion) of the year, we adjusted our total prepayment speeds, primarily in our interest rate sensitive portfolio, as refinance volume continues to drive high prepayments. The higher prepayment speeds were slightly offset by decreases in our expected prepayment speeds related to our credit sensitive portfolio as a result of our improved portfolio performance and overall lower delinquencies.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities and Note 22, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC, we entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR for both book and tax purposes can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is meant to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We will then 'sell' a percentage of the excess fee, as a method for efficiently financing acquired MSRs.

Excess Spread Financings are presently applicable only to acquired MSRs; however, they can be entered into at any time for both acquired and originated MSRs. To date, the acquirer has been New Residential and certain funds managed by Fortress Investment Group, all of which are affiliated companies. The impact on future revenues and capital resources from executed Excess Spread Agreements varies principally due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, we disclose the range of assumptions for prepayment speeds, average life, discount rate and recapture rate. In addition, we provide sensitivities for discount rate and prepayment speeds.

Table 35. Excess Spread Financing	For the year ended December 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$1,031	$986
Additions:
New financings	385	171
Deductions:
Settlements	(210)	(184)
Fair value changes:
Credit sensitive	41	64
Interest sensitive	(15)	(6)
Fair value at the end of the period	$1,232	$1,031

Weighted-Average Assumptions:
Mortgage prepayment speeds	11.6%	12.5%
Average life of mortgage loans	5.9 years	5.6 years
Discount rate	11.2%	11.5%

Credit Sensitive:
Mortgage prepayment spreads	16.5%	18.6%
Average life of mortgage loans	5.9 years	5.4 years
Discount rate	11.6%	12%

Interest Sensitive:
Mortgage prepayment spreads	12.4%	11.3%
Average life of mortgage loans	6.1 years	6.5 years
Discount rate	9.1%	9.1%

Another component of our service related revenues is the fair value changes in our excess spread financings. In conjunction with various MSR acquisitions, we have entered into sale and assignment agreements, which we account for as financings, whereby we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios, including taking into consideration recapture for loans modified or otherwise disposed, after receipt of a fixed base servicing fee per loan. We measure these financing arrangements at fair value. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximately current market value for similar financial instruments.

Credit sensitive value improved in 2015 as compared to 2014 due to longer expected average life of mortgage loans related to the improved performance of collateral. Interest sensitive value decreased in 2015 as compared to 2014, due to the shorter expected average life of mortgage loans as a result of faster expected prepayment speeds due to the market interest rate reduction period over period.

Table 36. MSRs Financing Liability - Rollforward	For the year ended December 31,
(in millions)	2015	2014

Fair value at the beginning of the period	$49	$30
Additions:
New financings	—	52
Deductions:
Settlements	—	—
Changes in fair value:(1)
Due to changes in valuation inputs or assumptions used in the valuation model	25	(11)
Other changes in fair value	(5)	(22)
Fair value at the end of the period	$69	$49

Weighted-Average Assumptions:
Advance financing rates	3.0%	2.8%
Annual advance recovery rates	20.9%	27.6%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs offset by fair value model assumption changes.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2015 and December 31, 2014 being advance financing rates and advance recovery rates. The liability value increased as a result of the increase in expected advance financing rates and decreased in expected annual advance recovery rates.

Fair value changes in our mortgage servicing rights financing liability also impact service related revenues. In conjunction with the excess spread financing servicing acquisition structure, we entered into several sale agreements on our outstanding advances whereby we sold the right to repayment on outstanding private label servicer advances. We also sold the right to receive the base fee component on the related MSRs. We continue to service the loans in exchange for a portion of the base fee. We measure these financings at fair value.

The following table provides an overview of our forward servicing portfolio and amounts that have been previously transferred to our co-invest partners for the periods indicated.

Table 37. Leveraged Portfolio Characteristics	For the year ended December 31,
(in millions)	2015	2014

Owned forward servicing portfolio - unencumbered	$89,435	$93,673
Owned forward servicing portfolio - transferred to New Residential	256,241	239,940
Subserviced forward servicing portfolio and other	22,124	19,481
Total unpaid principal balance	$367,800	$353,094

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

MSRs - LOCOM

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 38. Reverse Portfolio Characteristics	For the year ended December 31,
(Ending UPB and Average loan amount in $ millions)	2015	2014

Loan count	176,272	159,704
Ending unpaid principal balance	$29,855	$27,982
Average loan amount	$169,371	$175,211
Average coupon	3.2%	2.9%
Average borrower age	77	79

We acquire reverse MSRs and funded unsecuritized advances from third parties. Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. We record the assets acquired and obligations assumed initially at fair value on the acquisition date, which include the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated. The year over year increase in UPB and ending principal amount are a result of the $4.9 billion Generation mortgage transaction.

Subsequent to the acquisition date, we use the lower of cost or market to report reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our assessment, there was no impairment on this asset as of December 31, 2015 or December 31, 2014.

Changes In Financial Position

Table 39. Assets	For the year ended December 31,
	2015	2014	% Change
(in millions)
Cash and cash equivalents	$613	$299	105.1%
Mortgage servicing rights	3,367	2,961	13.7%
Advances	2,223	2,545	(12.7)%
Reverse mortgage interests	7,514	2,453	206.3%
Mortgage loans held for sale	1,430	1,278	11.9%
Other assets	1,507	1,578	(4.5)%
Total assets	$16,654	$11,114	49.8%

Our total assets as of December 31, 2015 increased to $16.6 billion. The increase was primarily due to the $4.9 billion acquisition of reverse mortgage interests from Generation Mortgage during the second quarter of 2015. We also had an increase in our mortgage loans held for sale as a result of the continued low interest rate environment which drove increased origination activity. Cash increased as a result of our equity offering in the first quarter of 2015 as well as an increase in operational cash flows. Our advance balances declined principally due to a decline in the delinquency rates of the portfolio.

Table 40. Liabilities and Stockholders' Equity	For the year ended December 31,
	2015	2014	% Change
(in millions)
Unsecured senior notes	$2,049	$2,159	(5.1)%
Advance facilities	1,646	1,902	(13.5)%
Warehouse facilities	1,894	1,573	20.4%
MSR related liabilities - nonrecourse	1,301	1,080	20.5%
Other nonrecourse debt	6,671	1,768	277.3%
Other liabilities	1,326	1,407	(5.8)%
Total liabilities	14,887	9,889	50.5%
Total stockholders' equity attributable to Nationstar	1,767	1,224	44.4%
Total liabilities and stockholders' equity	$16,654	$11,113	49.9%

Total liabilities and stockholders' equity increased to $16.6 billion as of December 31, 2015. Advance facilities decreased by $256 million during 2015 due to increased recoveries of advances. Warehouse facilities increased by $321 million to support growth initiatives. The increase in other nonrecourse debt was primarily the result of the financing of our reverse mortgage acquisition from Generation Mortgage included during the second quarter of 2015. Total equity increased primarily as a result of the equity raise of $498 million during the first quarter of 2015.

CAPITAL AND LIQUIDITY

In January 2015, the Federal Housing Finance Agency (FHFA) proposed new minimum financial eligibility requirements for Fannie Mae and Freddie Mac Seller/Servicers. The proposed minimum financial requirements include net worth, capital ratio and liquidity criteria. FHFA finalized such requirements in the second quarter of 2015 and the requirements became effective December 31, 2015.

Minimum Net Worth

▪	Base of $2.5 million plus 25 basis points of UPB for total loans serviced.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Assets greater than 6%. Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB

▪
Allowable assets for liquidity may including: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. As of December 31, 2015, we were in compliance with all regulatory capital and liquidity standards as well as covenants within our financing instruments.

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

We believe that our cash flows from operating activities, as well as capacity with existing borrowing facilities, provide us with adequate resources to fund our anticipated ongoing cash requirements. We anticipate that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. During the third quarter of 2014, we redeemed $285 million of unsecured senior notes that were due in July of 2015 as cash flow from operations improved and our access to credit on favorable terms continues to expand. During the fourth quarter of 2015, we redeemed $108.9 million of multiple tranches of unsecured senior notes due between 2018 and 2022. We will continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSEs and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 17, Capital Requirements. If needed, we would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

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

Cash Flows

Table 41. Cash	For the year ended December 31,
(in millions)	2015	2014

Cash and cash equivalents	$613	$299

Our cash and cash equivalents balance increased to $613 million as of December 31, 2015, as we utilized cash generated from the operations principally to invest and originate in new MSRs.

Table 42. Operating Cash Flow	For the year ended December 31,
(in millions)	2015	2014	2013

Net income attributable to Nationstar	$39	$221	$217
Other non cash adjustments to net income	(1,303)	(3,360)	(1,325)
Origination activity	1,390	4,389	(167)
Changes in working capital	292	(170)	(526)
Net cash attributable to operating activities	$418	$1,080	$(1,801)

2015 vs. 2014
The $662 million decrease in cash provided by operating activities during the 2015 period was primarily due to:

•	The decrease in cash proceeds of $3.0 billion from origination activity primarily due to the timing of cash outflows from originating loans, cash inflows from securitizing and selling loans.

•
The increase in cash proceeds of $462 million from changes in working capital is primarily due to increased sales of reverse mortgage real estate owned, which was impacted by the Generation Mortgage asset acquisition.

2014 vs. 2013
The $2,881 million increase in cash provided by operating activities during the 2014 period was primarily due to:

•
The increase in cash proceeds of $2.0 billion is primarily due to the timing of cash outflows from originating loans, cash inflows from securitizing and selling loans and cash outflows from repurchases of loans and foreclosures out of Ginnie Mae securitizations.

•	The increase in cash proceeds of $596 million is primarily due cash inflows from advances due to management focus on recouping advances faster.

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

Table 43. Investing Cash Flows	For the year ended December 31,
(in millions)	2015	2014	2013

Purchase of reverse mortgage interests, net of participations sold	$(4,816)	$—	$—
Purchase of forward mortgage servicing rights, net of liabilities incurred	(715)	(471)	(1,527)
Proceeds on sale of servicer advances	—	768	277
All other	(59)	(64)	(156)
Net cash attributable to investing activities	$(5,590)	$233	$(1,406)

2015 vs. 2014
We used $5.6 billion for investing activities during the year ended December 31, 2015. The increase in cash used during 2015 was primarily due to a $4.9 billion acquisition of reverse mortgage interests from Generation Mortgage during the second quarter of 2015 mostly offset by a corresponding financing inflow. Additionally, we received $768 million from the sale of servicer advances during 2014, which did not reoccur during 2015. Furthermore, we spent $244 million more on forward MSR purchases during 2015 than 2014.

2014 vs. 2013
Our investing activities provided $233 million and used $1.4 billion during the year ended December 31, 2014 and December 31, 2013, respectively. The increase in cash provided during 2014 was primarily due to $1.5 billion spent on forward MSR purchases in connection with rapid growth during 2013, which was $1.0 billion higher than the $471 million spent during 2014. Also, we received $491 million more from the sale of servicer advances in 2014 versus 2013.

Table 44. Financing Cash Flow	For the year ended December 31,
(in millions)	2015	2014	2013

Increase in participating interest financing in reverse mortgage interests	$4,541	$353	$535
Issuance and (repayment) of advance, warehouse and senior unsecured notes	(67)	(2,396)	2,539
HECM securitizations	399	259	—
Excess spread and MSR liability financing	175	40	653
2015 equity raise	498	—	—
Restricted cash activity	(47)	291	(233)
All other	(12)	(3)	3
Net cash attributable to financing activities	$5,486	$(1,456)	$3,497

2015 vs. 2014
Our financing activities provided $5.5 billion and used $1.5 billion of cash flow during 2015 and 2014, respectively. The primary drivers were:

•	$4.6 billion of reverse mortgage financing liabilities incurred due to the Generation Mortgage reverse mortgage asset acquisition.

•
Issuance and repayment of advance, warehouse and senior unsecured notes used $73 million during 2015 versus $2.4 billion during 2014. The 2015 activity was primarily comprised of $321 million, net provided by warehouse facilities, $256 million, net used to pay down advance facilities, $109 million used to pay down senior unsecured notes, $17 million debt financing cost and $12 million to pay down non-recourse debt, legacy assets. The $2.4 billion used during 2014 was primarily comprised of $1.2 billion, net to pay down advance facilities, $861 million, net to pay down warehouse facilities, $285 million used to redeem senior unsecured notes, $15 million to pay down non recourse debt legacy assets and $13 million debt financing cost.

•	We received $498 million from the issuance of 17.5 million common shares during the first quarter of 2015.

•	We issued two HECM reverse mortgage securitizations during 2015 producing $399 million, net versus $259 million, net from a HECM securitization during 2014.

2014 vs. 2013
The $4,953 million decrease in cash flows from our financing activities was primarily the result of the following:

•	We issued net debt of $2.5 billion during 2013 connected with rapid growth of the business including $1.5 billion of MSR asset acquisitions.

•	We made net debt payments of $2.2 billion during 2014. This included the redemption of $285 million of senior unsecured notes.

•	We entered excess spread and MSR liability financing agreements and received $653 million, net during 2013 versus receiving $40 million, net during 2014.

Capital Resources

Capital Structure and Debt

Table 45. Debt	December 31, 2015	December 31, 2014
(in millions)
Advance facilities	$1,646	$1,902
Warehouse facilities	1,894	1,573
Unsecured senior notes	2,049	2,159

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements and profitability requirements. As of December 31, 2015, we are in compliance with its financial covenants on its borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves and leverage requirements.

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

As servicer for reverse mortgage loans, among other things, we are required to make advances to borrowers. We typically hold the participation interests, which are made up of the related advances for approximately 30 days while we pool the participation interests into a government securitization. At December 31, 2015, our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $3.2 billion.

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

Unsecured senior notes
From 2010 through 2013, we completed offerings of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.6%. We redeemed all of our outstanding 10.8% unsecured senior notes due 2015 on July 25, 2014 (the Redemption Date) at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest on the notes redeemed to, but not including, the Redemption Date. Additionally, during the fourth quarter of 2015, we repurchased $108.9 million of unsecured senior notes with interest rates ranging from 6.5% to 9.6% at a discount which resulted in a gain of $8.2 million.

As of December 31, 2015, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows (in millions):

Table 46. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2016	$—
2017	—
2018	475
2019	363
2020	400
Thereafter	810
Total	$2,048

Table 47. Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2015 (in millions):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$475	$763	$811	$2,049
Interest expense from unsecured senior notes	157	314	198	69	738
MBS advance financing facility	82	—	—	—	82
Nationstar agency advance financing facility (VFN)	310	—	—	—	310
Nationstar mortgage advance receivable trust (VFN)	335	—	—	—	335
MBS advance financing facility (2012)	50	—	—	—	50
MBS servicer advance facility (2014)	106	—	—	—	106
Nationstar agency advance receivables trust	—	763			763
$1.3 billion warehouse facility	634	—	—	—	634
$1.0 billion warehouse facility	545				545
$500 million warehouse facility	175	—	—	—	175
$500 million warehouse facility	257	—	—	—	257
$350 million warehouse facility	98	—	—	—	98
$200 million warehouse facility	9	—	—	—	9
$300 million warehouse facility	23				23
$200 million warehouse facility	45				45
$125 million warehouse facility	53	—	—	—	53
$100 million warehouse facility	55	—	—	—	55
Lease obligations	41	50	33	13	137
Total	$2,975	$1,602	$994	$893	$6,464
Since senior unsecured notes are long-term liabilities, only their estimated interest expenses which are based on a fixed rate on the senior unsecured notes are included in this table. Estimated interest expense on the advance and warehouse debt is excluded due to the short-term nature of these facilities.
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

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 14 and valuation and reserves of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability.

Fair Value Measurements
MSRs at Fair Value
We recognize MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans through the purchase of these rights from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations and comprehensive income. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service.
We use internal financial models that use market participant data to value these MSRs. These models are complex and use asset specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, we obtain external market valuations from independent third party MSR valuation experts in order to validate the reasonableness of our internal valuation.
Excess Spread Financing
In conjunction with the acquisition of certain of our MSRs, we entered into a sale and assignment agreement, which we account for as financings with New Residential, whereby we sell the right to receive a portion of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed base servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations and comprehensive income. We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, and average life.
In addition, should we refinance any loan in the portfolios, subject to certain limitations, we may be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above and drives the recapture rate assumption.
Mortgage Servicing Rights Financing Liability
From time to time, we will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheet. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent upon the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. We continue to account for the mortgage servicing rights on our consolidated balance sheet. Consequently, we record a mortgage servicing rights financing liability associated with this financing transaction.

We have elected to measure MSR financing agreements at fair value, with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statement of operations and comprehensive income. The fair value of MSR financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and advance recovery rates.
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

Reserves for Loan Origination and Servicing Activity
Nationstar provides for reserves in connection with loan origination and loan servicing activities which are charged to earnings. Reserves on loan origination activities primarily include reserves for the repurchase of loans from government sponsored entities, Ginnie Mae, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on sale of loans held for sale.
In connection with loan servicing activities, Nationstar records reserves principally for advance curtailment, interest claims, compensatory fees and mortgage insurance claims. Servicing reserves for receivables associated with loans that have been liquidated out of the servicing portfolio are recorded as a contra-receivable based on the nature of the underlying collateral and whether amounts have been claimed from various servicing counterparties. Servicing reserves associated with loans that have not yet been liquidated from the servicing portfolio are recorded as a component of the MSR fair value via the cost to service assumption. The provision for loan servicing activities is a component of either servicing related revenue or general and administrative expenses based on whether or not the underlying loan collateral has been liquidated from the servicing portfolio.
Nationstar utilizes internal models to estimate reserves for loan origination and loan servicing activities. Key assumptions used in these models include but are not limited to interest rates, borrower characteristics, historical losses, current delinquencies, time to a foreclosure sale, characteristics of a mortgage loan or pool, estimated costs of foreclosure action, future tax payments, the value of the underlying property net of carrying costs, commissions and closing costs and other Nationstar and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third party data.
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

Derivatives

See Note 9, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data which is incorporated herein for a summary of Nationstar's derivative transactions.

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

•
a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive to a borrower and qualifying for a loan may be more difficult

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
We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our loss estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.
In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and nonpayments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and REO sales timelines as well as home price depreciation.
Counterparty Credit Risk
We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although most credit facilities and warehouse lines are committed, the Company may experience a disruption in operations due to a lender withholding a funding of a borrowing requested on the respective credit facility. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

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

We used December 31, 2015 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

Table 48. Change in Fair Value	December 31, 2015
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$14,812	$(17,202)
Mortgage servicing rights – fair value	(199,230)	191,764
Derivative financial instruments:	—	—
Interest Rate Lock Commitments	12,908	(18,086)
Total change in assets	(171,510)	156,476
Increase (decrease) in liabilities
Derivative financial instruments:
Interest rate swaps and caps	—	—
Forward MBS trades	25,617	(29,809)
Mortgage servicing rights liability	7,682	(7,864)
Excess spread financing (at fair value)	(76,128)	75,289
Total change in liabilities	(42,829)	37,616
Total, net change	$(128,681)	$118,860

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans, and maintain our originations volume;
•our ability to increase recapture voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;
•delays in our ability to collect or be reimbursed for servicing advances;
•our ability to obtain sufficient capital to operate our business;
•changes in prevailing interest rates;
•servicing of reverse mortgages;
•changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and
Ginnie Mae;
•our ability to fully or successfully implement the Xome real estate platform;

•	increased legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;
•loss of our licenses.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2016

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$613,241	$299,002
Restricted cash	332,105	285,530
Mortgage servicing rights, $3,358,327 and $2,949,739 at fair value, respectively	3,366,973	2,961,321
Advances, net	2,223,083	2,544,699
Reverse mortgage interests	7,514,323	2,453,069
Mortgage loans held for sale	1,429,691	1,277,931
Mortgage loans held for investment, net of allowance for loan losses of $3,549 and $3,531, respectively	173,650	191,569
Property and equipment, net of accumulated depreciation of $92,834 and $69,721, respectively	142,836	129,611
Derivative financial instruments	99,199	91,051
Other assets	758,969	878,892
Total assets	$16,654,070	$11,112,675

Liabilities and stockholders' equity
Unsecured senior notes	$2,048,694	$2,159,231
Advance facilities	1,646,123	1,901,783
Warehouse facilities	1,893,526	1,572,622
Payables and accrued liabilities	1,296,387	1,322,078
MSR related liabilities - nonrecourse	1,300,782	1,080,465
Mortgage servicing liabilities	25,260	65,382
Derivative financial instruments	5,323	18,525
Other nonrecourse debt	6,670,598	1,768,311
Total liabilities	14,886,693	9,888,397
Commitments and contingencies (Note 18)
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 109,826 shares and 90,999 shares issued, respectively	1,084	910
Additional paid-in-capital	1,104,972	587,446
Retained earnings	681,838	643,059
Treasury shares at cost; 989 and 602 shares, respectively	(29,780)	(12,433)
Accumulated other comprehensive income	—	—
Total Nationstar stockholders' equity	1,758,114	1,218,982
Noncontrolling interest	9,263	5,296
Total stockholders' equity	1,767,377	1,224,278
Total liabilities and stockholders' equity	$16,654,070	$11,112,675
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except earnings per share data)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Service related	$1,304,760	$1,375,862	$1,384,222
Net gain on mortgage loans held for sale	683,875	597,206	702,763
Total revenues	1,988,635	1,973,068	2,086,985
Expenses:
Salaries, wages and benefits	762,568	642,936	679,637
General and administrative	925,011	714,755	722,641
Total expenses	1,687,579	1,357,691	1,402,278
Other income (expenses):
Interest income	350,755	179,592	197,220
Interest expense	(605,223)	(516,387)	(538,805)
Gain on disposal of property	—	4,898	—
Gain on repurchase of unsecured senior notes	8,237	—	—
Gain (loss) on interest rate swaps and caps	(650)	2,404	3,132
Total other income (expense)	(246,881)	(329,493)	(338,453)
Income before income tax expense	54,175	285,884	346,254
Income tax expense	11,012	64,860	129,200
Net income	43,163	221,024	217,054
Less: net income attributable to noncontrolling interests	4,384	306	—
Net income attributable to Nationstar	38,779	220,718	217,054
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of $0, ($1,183) and $1,183, respectively	—	(1,963)	$1,963
Total comprehensive income	$38,779	$218,755	$219,017
Net income per common share attributable to common stockholders:
Basic	$0.38	$2.47	$2.43
Diluted	$0.37	$2.45	$2.40
Weighted average shares of common stock outstanding:
Basic	103,248	89,521	89,415
Dilutive effect of stock awards	532	499	853
Diluted	103,780	90,020	90,268
Dividends declared per share	$—	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Number of Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Common Shares Held by Subsidiary	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
As of December 31, 2012	90,460	$905	$556,056	$205,287	$—	$(4,566)	$—	$757,682	$—	$757,682
Shares issued under incentive plan	82	3	(3)	—	—	—	—	—	—	—
Change in value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	1,963	1,963	—	1,963
Share-based compensation	—	—	10,574	—	—	—	—	10,574	—	10,574
Excess tax benefit from share-based compensation	—	—	4,579	—	—	—	—	4,579	—	4,579
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	(6,944)	—	—	(6,944)	—	(6,944)
Shares canceled	(212)	(2)	(4,564)	—	—	4,566	—	—	—	—
Contributions from joint venture members to noncontrolling interests	—	—	—	—	—	—	—	—	4,990	4,990
Net income	—	—	—	217,054	—	—	—	217,054	—	217,054
As of December 31, 2013	90,330	906	566,642	422,341	(6,944)	—	1,963	984,908	4,990	989,898
Shares (including forfeitures) issued under incentive plan	1,271	4	(4)	—	—	—	—	—	—	—
Change in the value of cash flow hedge, net of tax of $1,183	—	—	—	—	—	—	(1,963)	(1,963)	—	(1,963)
Share-based compensation	—	—	18,565	—	—	—	—	18,565	—	18,565
Excess tax benefit from share based compensation	—	—	2,243	—	—	—	—	2,243	—	2,243
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	(5,489)	—	—	(5,489)	—	(5,489)
Net income	—	—	—	220,718	—	—	—	220,718	306	221,024
As of December 31, 2014	91,601	910	587,446	643,059	(12,433)	—	—	1,218,982	5,296	1,224,278
Shares (including forfeitures) issued under incentive plan	1,229	—	—	—	—	—	—	—	—	—
Acquisition on noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(417)	(417)
Share-based compensation	—	—	19,521	—	—	—	—	19,521	—	19,521
Stock offering	17,500	174	497,583	—	—	—	—	497,757	—	497,757
Excess tax benefit from share based compensation	—	—	422	—	—	—	—	422	—	422
Shares acquired by Nationstar related to incentive compensation awards	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(504)	—	—	—	(17,347)	—	—	(17,347)	—	(17,347)
Net income	—	—	—	38,779	—	—	—	38,779	4,384	43,163
As of December 31, 2015	109,826	$1,084	$1,104,972	$681,838	$(29,780)	$—	$—	$1,758,114	$9,263	$1,767,377
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2015	2014	2013
Operating activities
Net income attributable to Nationstar	$38,779	$220,718	$217,054
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	4,384	306	—
Share-based compensation	19,521	18,565	10,574
Gain on disposal of property	—	(4,898)	—
Gain on repurchase of unsecured senior notes	(8,237)	—	—
Excess tax benefit from share based compensation	(422)	(2,243)	(4,579)
Loss on foreclosed real estate and other	—	10,288	13,316
Net gain on mortgage loans held for sale	(683,875)	(597,206)	(702,763)
Mortgage loans originated and purchased, net of fees	(17,971,304)	(17,137,520)	(24,059,757)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	(1,865,347)	(3,692,199)	(1,426,860)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	20,045,420	22,123,973	24,595,051
(Gain) loss on interest swaps and caps	650	(2,404)	(6,080)
Cash settlement on derivative financial instruments	—	1,352	(4,544)
Depreciation and amortization	53,497	40,166	26,615
Amortization (accretion) of premiums (discounts)	(11,671)	13,330	52,531
Fair value changes in excess spread financing	25,631	57,554	73,333
Fair value changes and amortization (accretion) of mortgage servicing rights	459,803	233,537	(59,101)
Fair value changes mortgage servicing rights financing liability	19,266	(33,279)	—
Changes in assets and liabilities:
Advances	323,279	324,182	(465,775)
Reverse mortgage interests	(245,570)	(1,002,142)	(751,609)
Other assets	270,595	528,112	44,237
Payables and accrued liabilities	(56,573)	(19,983)	647,320
Net cash attributable to operating activities	417,826	1,080,209	(1,801,037)
Investing activities
Property and equipment additions, net of disposals	(57,042)	(56,405)	(48,859)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(714,842)	(471,249)	(1,527,645)
Sale of forward mortgage service rights	43,793	—	—
Purchase of reverse mortgage interests, net of participations sold	(4,815,684)	—	—
Proceeds on sale of servicer advances	—	768,449	277,455
Proceeds from sale of building	—	10,412	—
Purchase of reverse mortgage servicing rights and interests	—	—	(19,189)
Acquisitions, net of cash acquired	(45,796)	(18,000)	(88,200)
Net cash attributable to investing activities	(5,589,571)	233,207	(1,406,438)
 Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (Continued)

	For the year ended December 31,
	2015	2014	2013
Financing activities
Transfers (to) from restricted cash, net	(46,575)	290,803	(232,695)
Issuance of unsecured senior notes, net	—	—	1,365,244
Repayment / redemption of unsecured senior notes	(102,533)	(285,000)	—
Issuance of common stock, net of issuance costs	497,757	—	—
Debt financing costs	(17,363)	(13,067)	(53,529)
Increase (decrease) in warehouse facilities	320,904	(861,305)	1,395,427
Increase (decrease) in advance facilities	(255,660)	(1,221,206)	(154,677)
Proceeds from HECM securitizations	559,757	269,033	—
Repayment of HECM securitizations	(161,221)	(9,750)	—
Issuance of excess spread financing	385,637	171,317	753,002
Repayment of excess spread financing	(210,217)	(184,246)	(130,355)
Increase in participating interest financing in reverse mortgage interests	4,540,828	352,945	535,216
Proceeds from mortgage servicing rights financing	—	52,835	29,874
Repayment of nonrecourse debt – legacy assets	(12,817)	(15,429)	(13,404)
Excess tax benefit from share-based compensation	422	2,243	4,579
Surrender of shares relating to stock vesting	(6,224)	(5,489)	(6,944)
Repurchase of treasury shares	(6,711)	—	—
Contributions from joint venture member to noncontrolling interests	—	—	4,990
Net cash attributable to financing activities	5,485,984	(1,456,316)	3,496,728
Net increase (decrease) in cash and cash equivalents	314,239	(142,900)	289,253
Cash and cash equivalents at beginning of period	299,002	441,902	152,649
Cash and cash equivalents at end of period	$613,241	$299,002	$441,902
Supplemental disclosures of cash activities
Cash paid for interest expense	$430,555	$515,152	$441,333
Net cash paid for income taxes	30,209	1,781	114,454
Supplemental disclosures of non-cash activities
Claims made to third parties	60,518	166,278	423,324
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

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments when the entity is a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions on consolidated entities have been eliminated. Business combinations are included in the consolidated financial statements from their respective dates of acquisitions. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary. Nationstar evaluated subsequent events through the date these consolidated financial statements were issued.

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

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation. The primary reclassifications were the result of new accounting guidance (see Subtopic 310-40 below) which impacted the presentation of Reverse Mortgage Interests. As a result, the Company transferred amounts included within Other Assets into Reverse Mortgage Interests both on the Consolidated Balance Sheets and Consolidated Statement of Cash Flows for all periods presented.

Recent Accounting Guidance Adopted
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

Effective January 1, 2015, the Company adopted Accounting Standards Update No. 2014-04, Receivables — Troubled Debt
Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage
Loans Upon Foreclosure (ASU 2014-04). This update requires disclosure of consumer mortgage loans collateralized by residential real estate for which formal foreclosure proceedings are in process. Consistent with the Company's adoption of ASU 2014-04, the Company made the required disclosure for the current and prior year in the Mortgage Loans Held for Sale and Investment footnote. The adoption of ASU 2014-04 did not impact the Company's financial condition, liquidity or results of operations.

Accounting Standards Update No 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11), was created to provide greater disclosure in reference to repurchase agreements and similar transactions. Under ASC 2014-11, repurchase-to-maturity transactions are accounted for as secured borrowings and eliminates existing guidance for repurchase financings. In addition, new disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. This amendment update is effective for year-end periods beginning after December 15, 2014 and early application is not permitted. The adoption of ASU 2014-11 did not have a material impact on our financial condition, liquidity or results of operations.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (ASU 2014-09), provides guidance for revenue recognition. This ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The guidance was originally effective for annual reporting periods of public entities beginning on or after December 15, 2016, including interim periods within that reporting period. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue From Contracts with Customers – Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year. The company is currently assessing the potential impact of the adoption of ASU 2014-09 on the consolidated financial statements.

Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), creates a consistency in the disclosures made by an entity when there is doubt that the entity will continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01), eliminates the concept of extraordinary items from GAAP. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU 2015-02), changes the analysis that a reporting entity must perform when deciding to consolidate a legal entity. This amendment changes the evaluation of whether limited partnerships are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This amendment also changes the analysis for entities that are involved with variable interest entities and provides an exception for companies with interests in entities that are required to comply with requirements of the Investment Company Act of 1940 for registered money market funds. The amendment is effective for fiscal years and interim periods beginning after December 15, 2015. The adoption of ASU 2015-12 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), requires that debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. This amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU 2015-03 will be limited to balance sheet reclassification, and will not impact the Company's financial condition, liquidity or results of operations. Also, ASU 2015-15 Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements further expands ASU 2015-03 for presentation and disclosure in the financial statements. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Accounting Standards Update 2015-05, Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. If the cloud computing arrangement does not include a software license, then the fees should be accounted for as a service contract.

This amendment is effective for annual periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on our financial condition, liquidity or results of operations.

Accounting Standards Update 2016-02, Lease, requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. For calendar-year public business entities and certain calendar-year not-for-profit entities and employee benefit plans, the guidance is effective in 2019, and interim periods within that year.

2. Significant Accounting Policies
The following summarizes the significant accounting policies of Nationstar applied in the preparation of the accompanying consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other highly liquid investments having an original maturity of less than three months.

Restricted Cash
Restricted cash comprises three components. With respect to Originations, restricted cash includes (i) principal received from borrowers on originated loans pledged to a warehouse facility and (ii) guarantee fees collected on behalf and payable to either Fannie Mae or Freddie Mac on a monthly basis. With respect to Servicing, the restricted cash  includes cash received from borrowers or investors on loans pledged to advance facilities. In addition, the Servicing restricted cash relates to advance facilities structured as special purposes entities.
Advances, Net
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
Mortgage Loans Held for Investment, Net
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred in 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

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

When Nationstar determines that a loss on the balance of the reverse mortgage interests is probable and that the carrying balance may be partially or fully uncollectible, reserves are established by recording a provision which is include in general and administrative expenses of the consolidated statements of operations and comprehensive income.

Mortgage Servicing Rights (MSRs)
Nationstar recognizes the rights to service mortgage loans for others, or MSRs, as assets whether purchased or as a result of the sale of loans Nationstar originates. Nationstar initially record all of our MSRs at fair value. MSRs related to reverse mortgages are subsequently measured at lower of cost or market (LOCOM).

For MSRs recorded at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.21% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a discounted cash flow model that incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSRs. The nature of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. Nationstar obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model.

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

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the Portfolios), Nationstar has entered into sale and assignment agreements that are accounted for as financings, with the total proceeds being recorded as a component of MSR related liabilities - nonrecourse on the consolidated balance sheets. Nationstar determines the effective interest rate on these liabilities and allocates total payments between interest expense and a portion as a reduction to the total outstanding liability. Under these agreements, Nationstar sold to a third party the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan.

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

Participating Interest Financing
Nationstar periodically securitizes certain of these funded advances through issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) to third-party security holders which are guaranteed by GNMA. These transfers of funded advances into HMBS are accounted for as secured borrowings with the HMBS presented as participating interest financing included within other nonrecourse debt on the Company's consolidated balance sheets. Issue premiums and/or discounts are deferred as a component of the participating interest financing and amortized to interest expense over the life of the HMBS on an effective interest method.

Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is include in general and administrative expenses in the consolidated statements of operations and comprehensive income. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and servicer as well as employee costs related to time spent on the project. We periodically review our property and equipment when events or changes in circumstances indicates that the carrying amount of our property and equipment might not be recoverable under the recoverability test, whereby the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow. We did not record any impairment losses to our property and equipment during 2015, 2014 and 2013.

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

Leases that do not meet capital lease criteria are accounted for as operating leases. Rental expense on operating leases is recognized on a straight-line basis over the lease term which is include in general and administrative expenses in the consolidated statements of operations and comprehensive income. Leasehold improvements are amortized over the shorter of the lease terms of the respective leases or the estimated useful lives of the related assets.

Variable Interest Entities
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which primarily consists of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity (VIE). When an SPE meets the definition of a VIE and the Company determines that Nationstar is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Nationstar consolidates SPEs connected with both forward and reverse mortgage activity. See Note 12, Securitization Financings for more information on Nationstar SPEs and Note 10 - Indebtedness for certain debt activity connected with SPEs.

Securitizations and Asset Backed Financing Arrangements
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

Securitizations Treated as Sales
Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2015, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of our investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. Nationstar considers the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Advances, and Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

Financings
We transfer advances on loans serviced for others to SPEs in exchange for cash. Nationstar consolidates these SPEs because the transfers do not qualify for sales accounting treatment or because Nationstar is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. Nationstar made these transfers under the terms of its advance facility agreements. Nationstar classifies the transferred advances on its consolidated balance sheets as advances and the related liabilities as advance facilities and other nonrecourse debt. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Nationstar.

Nationstar has issued pools of HMBS to third-party investors collateralized by advances on the related HECM loans. These transactions are accounted for as secured borrowings within reverse mortgage interests and the related financing included in other nonrecourse debt in the consolidated financial statements of Nationstar.

Occasionally, Nationstar will transfer reverse mortgage interests into private securitization trusts (Reverse Trusts). Nationstar evaluates these Reverse Trusts to determine whether they meet the definition of a Variable Interest Entity (VIE), and when the Reverse Trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, Nationstar will include the assets and liabilities of the Reverse Trust in its consolidated financial statements, with the securitized reverse mortgage interests being retained on its balance sheet and recognizing the issued securities in other nonrecourse debt. The reverse mortgage interests are carried at amortized cost, less an allowance for probable loss.

Derivative Financial Instruments
Nationstar recognizes all derivatives on its consolidated balance sheets at fair value. On the date the Company enters into a derivative contract, it designates and documents each derivative contract as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. Nationstar assesses and documents quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, Nationstar uses statistical methods, such as regression analysis, as well as non-statistical methods including dollar-offset analysis.

For a fair value hedge, Nationstar records changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the same financial statement category as the hedged item on the face of the statement of operations and comprehensive income (loss). For a cash flow hedge, to the extent that it is effective, Nationstar records changes in the estimated fair value of the derivative in other comprehensive income. Nationstar subsequently reclassifies these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, the Company reports changes in the fair values in current period other income (expense), net, on our consolidated statements of operations and comprehensive income. The Company currently has no derivatives designated as a hedging instrument.

Goodwill and Intangible Assets
Goodwill is initially recorded as the excess of purchase price over fair value of identifiable net assets acquired in a business combination and subsequently evaluated for impairment. Nationstar tests goodwill for impairment at least annually, as of October 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Nationstar has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that the Company considers in the qualitative assessment include the Company's overall financial performance, general economic conditions, conditions of the industry and market in which it operates, regulatory developments, and cost factors.

Nationstar may also choose a two-step quantitative test to evaluate goodwill for impairment. Under the two-step impairment test, Nationstar first compares the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). Nationstar derives the fair value of reporting units based on valuation techniques and assumptions that Nationstar believes market participants would use (discounted cash flow valuation methodology). In the second step, Nationstar compares the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value of goodwill is determined in the step two test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination. Any residual fair value after this allocation represents the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of excess.

Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value as determined by its discounted cash flow, such individual indefinite-lived intangible asset is written down by the amount of excess.

Nationstar amortizes finite lived intangible assets acquired in a business combination over their estimated useful life. On an annual basis, the Company evaluates whether there has been a change in the estimated useful life or if certain impairment indicators exist.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan.
Interest Income
Interest income is recognized using the interest method. Revenue accruals for individual loans are suspended and accrued amounts reversed when the mortgage loan becomes contractually delinquent for 90 days or more. Delinquency payment status is based on the most recently received payment from the borrower. The accrual is resumed when the individual mortgage loan becomes less than 90 days contractually delinquent. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes (1) interest earned on custodial cash deposits associated with the mortgage loans serviced and (2) originations income, net of originations costs and other revenues derived from the origination of mortgage loans, which is recognized over the life of a mortgage loan held for investment or recognized when the related loan is sold to a third party purchaser.
Revenues
Nationstar recognizes revenue from the services provided when the revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Generally, the contract terms for these services are relatively short in duration, and Nationstar recognizes revenue as the services are performed either on a per unit or a fixed price basis.

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
Reserves for Loan Origination and Servicing Activity
Nationstar provides for reserves in connection with loan origination and loan servicing activities which are charged to earnings. Reserves on loan origination activities primarily include reserves for the repurchase of loans from government sponsored entities, Ginnie Mae, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on sale of loans held for sale.
In connection with loan servicing activities, Nationstar records reserves principally for advance curtailment, interest claims, compensatory fees and mortgage insurance claims. Servicing reserves for receivables associated with loans that have been liquidated out of the servicing portfolio are recorded as a contra-receivable based on the nature of the underlying collateral and whether amounts have been claimed from various servicing counterparties. Servicing reserves associated with loans that have not yet been liquidated from the servicing portfolio are recorded as a component of the MSR fair value via the cost to service assumption. The provision for loan servicing activities is a component of either servicing related revenue or general and administrative expenses based on whether or not the underlying loan collateral has been liquidated from the servicing portfolio.
Nationstar utilizes internal models to estimate reserves for loan origination and loan servicing activities. Key assumptions used in these models include but are not limited to interest rates, borrower characteristics, historical losses, current delinquencies, time to a foreclosure sale, characteristics of a mortgage loan or pool, estimated costs of foreclosure action, future tax payments, the value of the underlying property net of carrying costs, commissions and closing costs and other Nationstar and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third party data.
Share-Based Compensation Expense
Share-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive income, based on the fair values of the shared -based payments on the grant date. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award, and is included as a component of salaries, wages and benefits in the consolidated statements of operations and comprehensive income.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. Nationstar incurred advertising costs of $60.6 million, $41.6 million, and $53.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company has adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. At December 31, 2015 and 2014, the Company did not have any amounts recorded with respect to uncertainty in income taxes.

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

3. Mortgage Servicing Rights (MSR) and Related Liabilities

MSRs and Related Liabilities	For the year ended December 31,
	2015	2014
MSRs - fair value	$3,358,327	$2,949,739
MSRs - LOCOM	8,646	11,582
Mortgage servicing rights	3,366,973	2,961,321

Mortgage servicing liabilities	25,260	65,382

Excess spread financing - fair value	1,232,086	1,031,035
Mortgage servicing rights financing liability - fair value	68,696	49,430
MSR related liabilities (nonrecourse)	$1,300,782	$1,080,465
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

	December 31, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$224,334,415	$2,016,617	$241,769,601	$1,919,290
Interest sensitive	121,341,842	1,341,710	91,843,044	1,030,449
Total	$345,676,257	$3,358,327	$333,612,645	$2,949,739

The activity of MSRs carried at fair value is as follows for the dates indicated:

	For the year ended December 31,
MSRs - Fair Value	2015	2014
Fair value at the beginning of the period	$2,949,739	$2,488,283
Additions:
Servicing resulting from transfers of financial assets	221,762	238,292
Purchases of servicing assets	729,984	470,543
Dispositions:
Dispositions	(46,168)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(58,150)	87,434
Other changes in fair value	(438,840)	(334,813)
Fair value at the end of the period	$3,358,327	$2,949,739

Servicing resulting from transfers of financial assets comprises the fair value of the newly originated MSRs at the time the loan is funded and securitized. During the third quarter of 2015, Nationstar disposed of MSRs with an unpaid principal balance of $4.6 billion and was retained as the subservicer for the sold assets. The Company evaluated the sale accounting requirements related to this transaction given the continued involvement as the subservicer.

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	December 31, 2015	December 31, 2014
Discount rate	11.6%	12.0%
Total prepayment speeds	16.5%	18.6%
Expected weighted-average life	5.9 years	5.4 years

Interest Sensitive	December 31, 2015	December 31, 2014
Discount rate	9.1%	9.1%
Total prepayment speeds	12.4%	11.3%
Expected weighted-average life	6.1 years	6.5 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at December 31, 2015 and 2014:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2015
Mortgage servicing rights	$(123,115)	$(237,779)	$(132,277)	$(253,028)
December 31, 2014
Mortgage servicing rights	$(110,900)	$(207,295)	$(112,603)	$(199,078)

These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, the changes in the fair value of Nationstar's excess spread financing liability partially offsets the change in the fair value of Nationstar's mortgage servicing rights.

MSRs - Lower of Cost or Market (LOCOM)
Nationstar owns the right to service certain reverse mortgage MSRs with an unpaid principal balance of $29.9 billion and $28.0 billion as of December 31, 2015 and December 31, 2014, respectively. Nationstar carries these mortgage servicing rights at the lower of cost or market and performs an impairment analysis at the end of each reporting period. In determining fair value for the purpose of impairment, Nationstar utilizes a variety of assumptions, with the primary assumptions being discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At December 31, 2015 and December 31, 2014, no impairment was identified.

The activity of MSRs carried at amortized cost is as follows for the date indicated:

	For the year ended December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs - LOCOM
Balance at the beginning of the period	$11,582	$65,382	$14,879	$82,521
Additions:
Purchase/assumptions of servicing rights/obligations	—	—	—	—
Deductions:
Amortization/accretion	(2,936)	(40,122)	(3,297)	(17,139)
Balance at end of the period	$8,646	$25,260	$11,582	$65,382
Fair value at end of period	$28,962	$9,137	$34,225	$55,388

For the years ended December 31, 2015 and 2014, the Company accreted $40.1 million and $17.1 million, respectively, of the mortgage servicing liability. The increase in amortization/accretion was primarily due to an increase in realized REO losses during 2015. Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

Excess Spread Financing at Fair Value
In order to finance the acquisition of certain MSRs on various pools of residential mortgage loans (the Portfolios), Nationstar entered into multiple sale and assignment agreements with certain entities formed by New Residential Investment Corp. (New Residential) in which New Residential and/or certain funds managed by Fortress Investment Group LLC (Fortress) own an interest. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.

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

Contemporaneous with the above, Nationstar entered into refinanced loan agreements with New Residential. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above which is the primary driver of the recapture rate assumption.

The range of various assumptions used in Nationstar's valuation of excess spread financing were as follows:

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
For the year ended December 31, 2015
Low	7.4%	4.2 years	8.5%	6.8%
High	17.1%	7.8 years	14.1%	30.0%
Weighted-average	11.6%	5.9 years	11.2%	17.7%
For the year ended December 31, 2014
Low	6.2%	4.0 years	8.5%	6.7%
High	19.4%	7.1 years	14.2%	31.3%
Weighted-average	12.5%	5.6 years	11.5%	16.8%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
For the year ended December 31, 2015
Excess spread financing	$41,806	$86,791	$36,530	$76,373
For the year ended December 31, 2014
Excess spread financing	$36,632	$75,964	$33,618	$70,379

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

Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms to New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. Consequently, Nationstar records a MSRs financing liability associated with this transaction. See Note 22, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC for additional information.

Nationstar elected to measure the mortgage servicing rights financing liability at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations and comprehensive income. The weighted average assumptions used in the valuation of mortgage servicing rights financing liability were as follows:

	December 31, 2015	December 31, 2014
Advance financing rates	3.0%	2.8%
Annual advance recovery rates	20.9%	27.6%

The following table provides a breakout of revenue associated with servicing assets and liabilities.

	For the year ended December 31,
Service Fee Income	2015	2014	2013
Contractually specified servicing fees	$1,166,415	$1,123,820	$926,949
Incentive and modification income	106,778	128,993	107,839
Late fees	69,565	64,616	59,365
Other service-related income	128,402	128,176	120,854
Remittances to counterparties for contractual transfer of servicing assets	(301,044)	(319,902)	(148,338)
Mark-to-market	(115,356)	56,168	246,101
Amortization	(240,052)	(158,721)	(126,625)
Total servicing fee income	$814,708	$1,023,150	$1,186,145

4. Advances, Net

	December 31, 2015	December 31, 2014
Agency	$1,396,176	$1,810,472
Non-agency	826,907	734,227
Total advances, net	$2,223,083	$2,544,699

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
Nationstar accretes purchase discounts related to specific advances into interest income as the related servicer advances are recovered. During the years ended December 31, 2015, 2014 and 2013 the Company accreted $2.4 million, $12.2 million and $31.1 million, respectively, of the purchase discounts from recovered servicer advances. As of December 31, 2015, there is $2.7 million that Nationstar expects to accrete into future interest income from remaining purchase discounts.

As of December 31, 2015 and December 31, 2014, Nationstar carried an allowance for uncollectible servicer advances of $29.9 million and $9.2 million, respectively. Advances balances are reflected net of these reserves.

5. Reverse Mortgage Interests

	December 31, 2015	December 31, 2014
Participating interests	$5,864,329	$1,363,225
Other interests securitized	682,137	341,268
Unsecuritized interests	987,990	752,801
Reserve for servicing losses	(20,133)	(4,225)
Total reverse mortgage interests	$7,514,323	$2,453,069

Participating interests consists of Nationstar HECM loans and related advances that have been securitized through the issuance of Home Equity Conversion Mortgage Backed Securities (HMBS) guaranteed by Ginnie Mae to third party security holders.

Other interests securitized consists of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on Nationstar’s balance sheet. See Note 10, Indebtedness and Note 12, Securitizations and Financing for additional information.

Unsecuritized interests consist primarily of the following: (1) $581.3 million related to repurchased Ginnie Mae HECMs; (2) $139.8 million related to HECM-related receivables; (3) $123.1 million related to claims accounts receivable; (4) $83.3 million related to funded borrower draws not yet securitized; (5) $31.6 million related to participating interests and advance receivable on an acquired HECM portfolio; (6) $24.1 million related to foreclosed assets; and (7) $4.8 million related to the HECM service fees receivable.
Under the Ginnie Mae HMBS program, the Company is required to repurchase a HECM loan from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. Nationstar routinely securitizes eligible reverse mortgage interests. These transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet. See Note 10, Indebtedness for additional information.

During May 2015, the Company entered into an asset acquisition and paid $192.9 million funded from cash on hand to Generation Mortgage and received $4.9 billion of UPB assets and $4.6 billion of assumed liabilities. Nationstar recorded both the asset and corresponding liability gross for HMBS securities previously issued by Generation Mortgage as an assumed liability recorded to nonrecourse debt.

Reserves for servicing losses are reflected through the Company's provision for losses and consist of (1) Financial and (2) Operational losses related to servicing of HECM loans.  Financial exposure comprises of cost of doing business related to servicing the HECM product and include statutory items specific to investor types.  Whereas Operational losses are defined as un-reimbursable debenture interest curtailments imposed for missed foreclosure timelines.  The Company assesses allowance for loss based on expected net realizable value of outstanding foreclosure claims and assessed prior servicer operational claims.

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

Mortgage loans held for sale consist of the following for the dates indicated:

	December 31, 2015	December 31, 2014
Mortgage loans held for sale – unpaid principal balance	$1,373,607	$1,218,596
Mark-to-market adjustment (1)	56,084	59,335
Total mortgage loans held for sale	$1,429,691	$1,277,931
(1) The mark-to-market adjustment is reflected in net gain on mortgage loans held for sale in our consolidated statements of operations and comprehensive income.

Nationstar accrues interest income as earned. Nationstar places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. When Nationstar places a loan on non-accrual status, Nationstar reverses the interest that had been accrued but not yet received.

The total UPB of mortgage loans held for sale on non-accrual status was as follows for the dates indicated:

	December 31, 2015		December 31, 2014
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$31,390	$28,996	$31,968	$26,022

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage Loans Held for Sale - Unpaid Principal Balance	December 31, 2015	December 31, 2014
Foreclosure	$16,174	$17,493

A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

	For the year ended
	December 31, 2015	December 31, 2014
Mortgage loans held for sale – beginning balance	$1,277,931	$2,603,380
Mortgage loans originated and purchased, net of fees	17,971,304	16,910,185
Repurchase of loans out of Ginnie Mae securitizations	1,827,202	3,648,120
Claims made to third parties(1)	(60,780)	(169,630)
Proceeds on sale of and payments of mortgage loans held for sale	(20,026,079)	(22,105,165)
Gain on sale of mortgage loans (2)	440,113	391,041
Mortgage loans held for sale – ending balance	$1,429,691	$1,277,931

(1) This is comprised of claims made on certain government guaranteed mortgage loans upon foreclosure based on the adoption of ASU 2014-14.
(2) The gain on sale of mortgage loans is reflected in net gain on mortgage loans held for sale on our consolidated statements of operations and comprehensive income.

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

Mortgage loans held for investment, net
Mortgage loans held for investment, net as of the dates indicated include:

	December 31, 2015	December 31, 2014
Mortgage loans held for investment, net – unpaid principal balance	$250,033	$276,820
Transfer discount:
Accretable	(14,631)	(15,503)
Non-accretable	(58,203)	(66,217)
Allowance for loan losses	(3,549)	(3,531)
Total mortgage loans held for investment, net	$173,650	$191,569

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	For the year ended
Accretable Yield	December 31, 2015	December 31, 2014
Balance at the beginning of the period	$15,503	$17,362
Accretion	(2,727)	(2,955)
Reclassifications from nonaccretable discount	1,855	1,096
Balance at the end of the period	$14,631	$15,503

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.9 million and $1.1 million of transfer discount from non-accretable yield for the years ended December 31, 2015 and December 31, 2014, respectively. Furthermore, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

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

Mortgage Loans Held for Investment - Unpaid Principal Balance	December 31, 2015	December 31, 2014
Foreclosure	$41,406	$52,769

7. Property and Equipment, Net
Property and equipment, net, and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2015	December 31, 2014	Range of Estimated Useful Life
Furniture, fixtures and equipment	$40,123	$39,561	3 - 5 years
Capitalized software costs	102,187	72,673	5 years
Long-term capital leases - computer equipment	49,782	48,451	5 years
Leasehold improvements	13,043	16,638	3 - 5 years
Software in development and other	29,700	21,174
	234,835	198,497
Less: Accumulated depreciation and amortization	(92,834)	(69,721)
Plus: Land	835	835
Total property and equipment, net	$142,836	$129,611

Total depreciation and amortization on property and equipment was $46.1 million, $36.8 million and $26.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Nationstar has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next five years. A majority of these lease agreements contain bargain purchase options.

As of December 31, 2015, future minimum payments for Nationstar's capital leases is presented in table below:

Future Minimum Lease Payments
2016	$8,852
2017	2,503
2018	190
Thereafter	—
Total future lease payments	11,545
Less: Imputed interest	(191)
Net capital lease liability	$11,354

8. Other Assets
Other assets consist of the following:

	December 31, 2015	December 31, 2014
Receivables from trusts, agencies and prior servicers, net (1)	$229,452	$386,166
Accrued revenues	180,036	154,436
Loans subject to repurchase right from Ginnie Mae	117,163	131,592
Goodwill	71,141	54,701
Intangible assets	49,869	19,622
Deferred financing costs	42,850	46,986
Prepaid expenses	19,800	9,837
Receivables from affiliates, net	7,510	4,713
Real estate owned (REO), net	3,595	1,625
Other	37,553	69,214
Total other assets	$758,969	$878,892

(1) Net of reserves against receivables from agencies and prior servicers in the amounts of $98.8 million and $107.6 million as of December 31, 2015 and 2014, respectively.
Receivables from trusts, agencies and prior services, net is primarily comprised of prior servicer receivables and custodial receivables acquired in asset acquisitions.

Accrued revenues is primarily comprised of service fees earned but not received.
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $117.2 million at December 31, 2015 and $131.6 million at December 31, 2014.

Acquisitions
In January 2015, Xome Holdings LLC, a wholly owned subsidiary of Nationstar, acquired Experience 1, Inc., the holding company for Title365, Xome Signing (previously known as Trusted Signing), and technology subsidiaries Xome Labs (previously known as X1 Labs) and Xome Analytics (previously known as X1 Analytics) (collectively, Title365), a title agency and technology services provider for title insurance and escrow services. The total consideration was $35.9 million in cash. Related to the acquisition, the Company recorded $20.3 million in goodwill and $19.1 million in intangible assets as well as $3.5 million of other net liabilities. The recognized intangible assets primarily relate to customer relationships, trade names and technology.

In May 2015, Xome acquired Quantarium, LLC, a real estate analytics company that has developed industry-leading automated home valuation models utilizing advanced statistical methods and complex proprietary algorithms. Total consideration paid was $12.0 million. In June 2015, Xome acquired substantially all of the assets of GoPaperless Solutions, a leader in digital signature and document management Software-as-a-Service solutions. GoPaperless was integrated into the Xome platform during the fourth quarter. Total consideration paid was $2.0 million. Related to the acquisitions, the Company recorded an additional $3.4 million in goodwill and $10.4 million in intangible assets as well as $0.2 million of other net assets.

Additionally, during 2015 the Company finalized the accounting for a 2014 acquisition which resulted in a $7.3 million reclassification between intangible assets and goodwill.

Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the periods indicated:

	December 31, 2015	December 31, 2014
Balance at beginning of period	$54,701	$38,820
Goodwill acquired during the period	23,738	15,881
Goodwill reclassification during the period	(7,298)	—
Balance at end of period	$71,141	$54,701

The following tables present our intangible assets for the periods indicated:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
	$26,600	$(5,675)	$20,925	7.7
Customer relationships	20,090	(3,318)	16,772	6.6
Purchased intangible software	12,590	(1,416)	11,174	5.9
Licenses	557	—	557	Indefinite
Noncompete agreement	450	(17)	433	3.1
Trademark	8	—	8	Indefinite
Total	$60,295	$(10,426)	$49,869	6.9

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$18,595	$(2,934)	$15,661	8.4
Customer relationships	4,143	(747)	3,396	8.2
Licenses	557	—	557	Indefinite
Trademark	8	—	8	Indefinite
Total	$23,303	$(3,681)	$19,622	8.4
Nationstar recognized $7.4 million, $2.3 million, and $1.4 million of amortization expense during the years ended December 31, 2015, 2014, and 2013, respectively. The following table presents the estimated aggregate amortization expense for the periods indicated:

For the year ending December 31,
2016	$7,337
2017	7,272
2018	7,272
2019	7,088
2020	6,843
Thereafter	13,492
Total future amortization expense	$49,304

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

Associated with the Company's derivatives is $3.9 million and $9.8 million in collateral deposits on derivative instruments recorded in payables and accrued liabilities and other assets on the Company's balance sheets as of December 31, 2015 and December 31, 2014, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

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

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 million and $400 million, respectively, to mitigate interest rate risk associated with servicing advance facilities. Expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps in Nationstar's consolidated statements of operation and comprehensive income. During the fourth quarter of 2015, the Company entered into a $100 million interest rate cap. The interest rate caps expire during 2016. The Company has not elected hedge accounting related to to these agreements.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
For the year ended December 31, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$175,570	$252	$256
Derivative financial instruments
IRLCs	2016	2,767,927	89,138	1,236
Forward MBS trades	2016	1,665,894	6,123	5,839
LPCs	2016	387,891	3,872	1,873
Interest rate swaps and caps	2016-2017	845,876	506	(359)
Eurodollar futures	2016-2021	176,000	60	59
Liabilities
Derivative financial instruments
IRLCs	2016	2,304	5	2
Forward MBS trades	2016	1,807,418	3,746	14,614
LPCs	2016	314,047	1,454	(1,406)
Interest rate swaps and caps	2016-2017	12,543	542	(439)
Eurodollar futures	2016-2021	95,000	76	(69)

For the year ended December 31, 2014
Assets
Mortgage loans held for sale
Loan sale commitments	2015	$1,666	$(4)	$(11)
Derivative financial instruments
IRLCs	2015	2,556,169	87,902	774
Forward MBS trades	2015	319,112	284	(31,982)
LPCs	2015	287,089	1,999	1,206
Interest rate swaps and caps	2018	124,650	865	(1,673)
Eurodollar futures	2015-2017	40,000	1	1
Liabilities
Derivative financial instruments
IRLCs	2015	865	7	2,691
Forward MBS trades	2015	2,958,700	18,360	(15,055)
LPCs	2015	30,494	48	1,641
Interest rate swaps and caps	2015 - 2017	105,681	103	731
Eurodollar futures	2015-2017	80,000	7	(7)

10. Indebtedness
Notes Payable

					December 31, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility	LIBOR+2.50% to 4.00%	March 2016	Servicing advance receivables	$130,000	$82,208	$89,221	$363,014	$418,126
Securities repurchase facility (2011) (1)	LIBOR +3.50%	90 day revolving	Nonrecourse debt - legacy assets	—	—	—	34,613	55,603
Nationstar agency advance financing facility(1)	LIBOR+1.20% to 3.75%	December 2016	Servicing advance receivables	500,000	310,316	364,352	805,706	885,115
MBS advance financing facility (2012)	LIBOR+5.00%	April 2016	Servicing advance receivables	50,000	50,000	69,942	42,472	50,758
Nationstar mortgage advance receivable trust	LIBOR+2.00%	June 2016	Servicing advance receivables	500,000	335,408	394,100	419,170	471,243
MBS servicer advance facility (2014)	LIBOR+3.50%	August 2016	Servicing advance receivables	125,000	105,657	185,392	79,084	138,010
Nationstar servicer advance receivables trust 2014 - BC (3)	LIBOR+1.50% to 3.00%	November 2015	Servicing advance receivables	—	—	—	106,115	121,030
Nationstar Agency Advance Receivables Trust (4)	LIBOR + 2.00%	October 2017	Servicing advance receivables	1,400,000	762,534	822,504	—	—
Securities repurchase facility (2014) (6)	LIBOR+1.50% to 2.00%	November 2017	Securities	—	—	—	51,609	74,525
					$1,646,123	$1,925,511	$1,901,783	$2,214,410

					December 31, 2015		December 31, 2014
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.3 billion warehouse facility	LIBOR+2.00% to 2.875%	October 2016	Mortgage loans or MBS	$1,300,000	$633,694	$677,775	$663,167	$697,257
$1.0 billion warehouse facility	LIBOR+1.75% to 3.25%	June 2016	Mortgage loans or MBS	1,000,000	544,951	621,526	307,294	320,285
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2016	Mortgage loans or MBS	500,000	174,702	178,923	176,194	179,994
$500 million warehouse facility	LIBOR+ 2.00% to 2.50%	November 2016	Mortgage loans or MBS	500,000	257,479	274,497	183,290	192,990
$350 million warehouse facility	LIBOR+2.20% to 4.50%	March 2016	Mortgage loans or MBS	350,000	97,790	111,541	210,049	223,849
$200 million warehouse facility	LIBOR+1.50%	April 2016	Mortgage loans or MBS	200,000	8,531	9,052	—	—
$300 million Warehouse Facility	LIBOR + 2.25%	December 2016	Mortgage loans or MBS	300,000	23,014	27,769	—	—
$200 million Warehouse Facility	LIBOR + 2.75% to 3.875%	November 2016	Mortgage loans or MBS	200,000	45,106	50,083	—	—
$75 million warehouse facility (HCM) (5)	LIBOR+ 2.25% to 2.875%	October 2016	Mortgage loans or MBS	75,000	53,102	59,563	23,949	29,324
$100 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2016	Mortgage loans or MBS	100,000	55,157	60,581	8,679	9,044
					$1,893,526	$2,071,310	$1,572,622	$1,652,743

Mortgage loans					$1,542,663	$1,681,352	$1,196,956	$1,241,043
Reverse mortgage interests					$350,863	$389,958	$375,666	$411,700

(1) This facility was refinanced as part of the $1.0 billion warehouse facility
(2) This facility has both variable funding notes (VFN) and term notes. Nationstar issued $300.0 million in term notes to institutional investors of which $100.0 million remains outstanding. The notes have a weighted average interest rate of 2.1% and a weighted average term of 5 years.
(3) During the fourth quarter of 2015, Nationstar elected to refinance the collateral in the Nationstar servicer advance receivables trust 2014-BC (NSART) into the Nationstar mortgage advance receivables trust (NMART) utilizing excess capacity. Terms were unchanged for NMART and NSART was closed as a result.
(4) During the fourth quarter of 2015, Nationstar created a new variable interest entity called the Nationstar Advance Agency Receivables Trust, with $1.4 billion of borrowing capacity.
(5) This facility is a sublimit of the $1.3 billion facility specific to Home Community Mortgage (HCM).
(6) This facility was reclassed from advance to warehouse during 2015.
Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below:

	December 31, 2015	December 31, 2014
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	$475,000	$475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	362,750	378,555
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,448	400,541
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	596,955	605,135
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	213,541	300,000
Total	$2,048,694	$2,159,231

Nationstar repurchased $108.9 million in principal amount of outstanding notes during the fourth quarter of 2015 at a discount resulting in a gain of $8.2 million. The repurchase price included the principal amount of the note, plus accrued and unpaid interest.

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

The indentures for the unsecured senior notes provide that Nationstar may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. In addition, Nationstar may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates.

Additionally, the indentures provide that on or before certain fixed dates, Nationstar may redeem up to 35% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at a fixed redemption prices, plus accrued and unpaid interest and additional interest, if any, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.

As of December 31, 2015, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

Year	Amount
2015	$—
2016	—
2017	—
2018	475,000
2019	362,750
Thereafter	1,210,944
Total	$2,048,694
Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below:

	December 31, 2015	December 31, 2014
Participating interest financing	$5,947,407	$1,433,145
2014-1 HECM securitization	226,851	259,328
2015-1 HECM securitization	222,495	—
2015-2 HECM securitization	209,030	—
Nonrecourse debt - legacy assets	64,815	75,838
Total	$6,670,598	$1,768,311

Participating Interest Financing
Participating interest financing represents the issuance of pools of HMBS to third-party security holders which are guaranteed by GSEs. Nationstar has accounted for the securitization of these advances in the related HECM loans as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS through securitization of advances on the HECM loans. The increase in participating interest financing and related reverse mortgage interests during the year ended December 31, 2015 is due to the Generation Mortgage asset acquisition. See Note 5, Reverse Mortgage Interests for additional information in connection with the Generation Mortgage asset acquisition. The interest rate is based on the underlying HMBS rate with a range of 0.5% to 7.0%.

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

During December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. As part of the securitizations, Nationstar retained a portion of the offered Class A notes of approximately $70.4 million as well as the Class M Notes with an outstanding note balance of $36.2 million. A portion of the notes retained by Nationstar represent subordinated beneficial interests. During the first quarter 2015, the Company sold the remaining retained portions of the Class A and Class M notes for total proceeds of $73.1 million.

During June 2015, Nationstar Mortgage LLC completed the securitization of approximately $269.4 million in Nationstar HECM Loan Trust 2015-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of May 2018. No portion of the notes were retained by the Company as of December 31, 2015.

During November 2015, Nationstar Mortgage LLC completed the securitization of approximately $217.3 million in Nationstar HECM Loan Trust 2015-2 Mortgage Backed Securities. The notes were issued under three separate classes, comprised of Class A Notes, Class M1 Notes and Class M2 Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of November 2025. No portion of the notes were retained by the Company as of December 31, 2015.

Nonrecourse Debt – Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222.0 million of Asset Backed Securities (ABS), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on it’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $64.8 million at December 31, 2015 and $75.8 million at December 31, 2014. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $242.4 million and $268.2 million at December 31, 2015 and December 31, 2014, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding loans was $75.4 million and $88.2 million at December 31, 2015 and December 31, 2014, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. At December 31, 2015, Nationstar was in compliance with its financial covenants.

Nationstar is required to maintain a minimum tangible net worth of at least $681.7 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. At December 31, 2015, Nationstar was in compliance with these minimum tangible net worth requirements.

11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following:

	December 31, 2015	December 31, 2014
Payables to servicing and subservicing investors	$483,535	$329,306
Loans subject to repurchase from Ginnie Mae	117,163	131,592
Accrued bonus and payroll	96,381	85,366
Payables to GSEs	87,748	67,311
Taxes	81,102	96,237
Payable to insurance carriers and insurance cancellation reserves	69,936	163,381
Accrued interest	61,071	59,708
Repurchase reserves	26,404	29,165
Payables to securitization trusts	24,910	99,137
MSR purchases payable including advances	21,851	45,697
Other	226,286	215,178
Total payables and accrued liabilities	$1,296,387	$1,322,078

Payable to servicing and subservicing investors, Payables to GSEs, and Payables to securitization trusts
Payables to servicing and subservicing investors represents amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

Payable to insurance carriers and insurance cancellation reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third party investors on liquidated loans.

Loans subject to repurchase from Ginnie Mae
See Note 8, Other Assets for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

Repurchase reserves
The activity of the outstanding repurchase reserves were as follows:

	December 31,
	2015	2014
Repurchase reserves, beginning of period	$29,165	$40,695
Provision	9,781	12,556
Charge-offs and release	(12,542)	(24,086)
Repurchase reserves, end of period	$26,404	$29,165

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

In the event of a breach of the representations and warranties, Nationstar may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to net gain on mortgage loans held for sale.

In 2012, a selling representation and warranty framework was introduced by the GSEs that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, which was enhanced in 2014, the GSEs will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for HARP loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

After evaluating the enhanced framework, the composition of loans originated, quality control standards, historical repurchase requests and the passage of time, Nationstar reduced the repurchase reserve by $2.8 million during 2015 to reflect loans where the repurchase provision expired and to reflect the best estimate of probable future requests.

As of December 31, 2015, the Company believes the analysis used to evaluate future expected repurchase exposure is appropriate and the period-end repurchase reserve balance is adequate.

12. Securitizations and Financings

Variable Interest Entities (VIEs)
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities (SPEs) determined to be a VIE, which primarily consists of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables. All debt obligations issued from the VIEs is non-recourse to Nationstar.

Nationstar evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration.

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust, (iii) Nationstar Agency Advance Financing Trust (NAAFT), (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as Nationstar is the primary beneficiary. Also, Nationstar consolidated three reverse mortgage SPEs which are (v) Nationstar HECM Loan Trust 2014-1, (vi) Nationstar HECM Loan Trust 2015-1 and (vii) Nationstar HECM Loan Trust 2015-2 and it is the primary beneficiary.

During the third quarter of 2015, the NAAFT variable financing capacity was reduced from $1.2 billion to $900 million to lower the cost of borrowing and diversify the lending base.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	December 31, 2015		December 31, 2014
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$94,361	$36,089	$90,068	$15,578
Reverse mortgage interests	—	6,546,466	—	1,704,492
Advances	1,580,966	—	1,477,388	—
Mortgage loans held for investment, net	172,810	—	189,456	—
Derivative financial instruments	7	—	865	—
Other assets	4,538	—	2,678	—
Total assets	$1,852,682	$6,582,555	$1,760,455	$1,720,070
Liabilities
Advance facilities	$1,408,258	$—	$1,330,991	$—
Payables and accrued liabilities	2,116	665	1,596	186
Nonrecourse debt–legacy assets	64,815	—	75,838	—
2014-1 HECM securitization	—	226,851	—	259,328
2015-1 HECM securitization	—	222,495	—	—
2015-2 HECM securitization	—	209,030	—	—
Participating interest financing	—	5,947,407	—	1,433,145
Total liabilities	$1,475,189	$6,606,448	$1,408,425	$1,692,659

Securitizations Treated as Sales
When Nationstar sells mortgage loans in securitization transactions that are structured as sales, it may retain one or more bond classes and servicing rights in the securitization. Gains and losses on the assets transferred are recognized based on the carrying amount of the financial assets involved in the transfer, allocated between the assets transferred and the retained interests based on their relative fair value at the date of transfer, other than MSRs. Retained MSRs are recorded at their fair value on the transfer date. The three reverse HECM securitizations as well as the participating interest financing represent secured borrowings.

Details of the securitization structured as a sale are shown below for the periods indicated:

	Sale Date	Net Bond Proceeds	Carrying Value of Loans Sold	Gain Recognized
Nationstar Mortgage-Backed Notes, Series 2013-A	2013	$164,297	$158,204	$6,093

For the periods presented, Nationstar only sold mortgage loans in securitization transactions that were structured as sales for the year ended December 31, 2013. The gain on sale of the 2013 securitization was included in the Originations segment within the net gain on mortgage loans held for sale as revenue.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	December 31, 2015	December 31, 2014
Total collateral balances	$3,113,784	$3,258,472
Total certificate balances	2,810,903	3,297,256

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2015, 2014, or 2013, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	December 31, 2015	December 31, 2014
Unconsolidated securitization trusts	$727,879	$861,419

	For the year ended December 31,
Credit Losses	2015	2014	2013
Unconsolidated securitization trusts	$215,983	$275,726	$251,076

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows:

	For the year ended December 31,
	2015		2014		2013
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$24,233	$—	$28,284	$—	$29,151	$—

13. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	For the year ended December 31,
	2015	2014	2013
Current
Federal	$59,218	$46,381	$4,636
State	3,534	7,608	(1,059)
	62,752	53,989	3,577

Deferred
Federal	(50,426)	6,360	114,466
State	(1,314)	4,511	11,157
	(51,740)	10,871	125,623
Total	$11,012	$64,860	$129,200

Income tax expense differs from the amounts computed by applying the U.S. federal corporate tax rate of 35% as follows for the period indicated:

	For the year ended December 31,
	2015		2014		2013
Tax Expense at Federal Statutory Rate	$18,961	35.0%	$100,058	35.0%	$121,186	35.0%
Effect of:
State taxes, net of federal benefit	(208)	(0.4)%	8,330	2.9%	5,465	1.6%
Noncontrolling interest	(1,488)	(2.7)%	(126)	—%	42	—%
Increase/(decrease) of valuation allowance	(3,273)	(6.1)%	(40,275)	(14.1)%	1,099	0.3%
Deferred adjustments	(5,484)	(10.1)%	(1,477)	(0.5)%	1,046	0.3%
Current payable adjustments	2,209	4.0%	(2,058)	(0.8)%	—	—%
Other, net	295	0.6%	408	0.2%	362	0.1%
Total income tax expense	$11,012	20.3%	$64,860	22.7%	$129,200	37.3%

The primary reasons for the significant variation in the expected tax rate and the actual tax rate are the partial release of the deferred tax valuation allowance that was previously recorded against the Company’s loss carryforwards, the elimination of the book income of the KB Homes joint venture, and adjustments resulting from an analysis of the deferred taxes. As a result of the analysis performed by management, a deferred true-up of $5.5 million tax benefit was recorded. In addition , a current payable true-up adjustment of $2.2 million tax expense was recorded. The Company released a federal valuation allowance in the amount of $3.8 million in 2015 and a federal valuation allowance in the amount of $44.2 million in 2014. Excluding the release of the valuation allowance, the Company’s effective tax rate would have been 26.4% for the year ended December 31, 2015 and 36.8% for the year ended December 31, 2014. Deferred income tax amounts at December 31, 2015 and 2014, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

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

At the date of the Company's initial public offering, the Company was in a three year cumulative loss and the Company concluded it was not more likely than not that the net operating loss ("NOL") would be used. Accordingly, a valuation allowance was recorded against deferred tax assets. The Company has generated significant pre-tax income over the past three years, as well as increasing the size of its servicing portfolio over that same time period. As a result, $44.2 million of the valuation allowance recorded against deferred tax assets was released in the year ended December 31, 2014. In August 2015, the Company amended its 2012 and 2013 federal tax returns to characterize $16.5 million in losses arising from loan modifications and REO liquidation in its Legacy portfolio (primarily consisting of subprime mortgage loans originated in the latter portion of 2006 and 2007 or acquired from Nationstar's predecessor) as ordinary losses. Approximately $5.0 million of these losses are limited by IRC Section 382 as a result of the Company's reorganization in March 2012. The remaining post reorganization NOL of $11.5 million may be offset against the Company's ordinary income without limitation. As a result, the Company has released $4.0 million of the valuation allowance recorded against the deferred tax asset that was previously characterized as a capital loss carryforward. The Company has not released the valuation allowance recorded against the remaining $5.0 million pre-reorganization loss because it is expected to expire unutilized. An additional $0.5 million of net operating losses related to the 2009 amended federal tax return increased the valuation allowance by $0.2 million, since these losses are also limited by IRC Section 382. Accordingly, a federal valuation allowance of $2.2 million remains associated with these NOL carryforwards as of December 31, 2015.

In January 2015, the Company completed the acquisition of Experience 1, Inc. As a result of the acquisition, the Company recorded an additional $5.0 million of deferred tax liabilities as part of the purchase price allocation for deferred taxes. These deferred tax liabilities are the primary cause of the Company’s change from a net deferred tax asset in 2014 related to goodwill and intangible assets to a net deferred tax liability in 2015. The Company also recorded an additional valuation allowance of $0.8 million against some of the acquired federal and state NOL carryforwards due to significant uncertainty with respect to the Company’s ability to utilize these assets in future periods.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	For the year ended December 31,
	2015	2014
Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state & capital)	$63,957	$67,799
Loss reserves	56,587	41,467
Reverse mortgage premiums	25,903	26,227
Rent expense	6,218	2,138
Restricted share based compensation	8,848	7,806
Accruals	14,603	3,354
Goodwill and intangible assets	—	994
Other, net	9,066	9,201
Total deferred tax assets	185,182	158,986

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(197,763)	(228,987)
Depreciation and amortization, net	(38,477)	(32,564)
Prepaid assets	(2,549)	(889)
Goodwill and intangible assets	(5,565)	—
Total deferred tax liabilities	(244,354)	(262,440)
Valuation allowance	(3,907)	(6,391)
Net deferred tax liability	$(63,079)	$(109,845)

The Company has federal NOL carryforwards (pre-tax) of approximately $175.4 million and $164.6 million at December 31, 2015 and 2014, respectively. It is expected that the federal NOL carryforwards will begin to expire in 2027, if unused. The Company also has immaterial state NOL carryforwards that will begin to expire in 2015, if unused. The Company has recorded a valuation allowance against the NOL carryforwards that are expected to expire. The amount of the state NOLs varies by state based on whether the NOL is derived from the pre-apportioned federal NOL or calculated based on the apportioned federal NOL. The federal NOL is limited under Sections 382 and 383 of the Internal Revenue Code as a result of a reorganization that occurred in advance of the Company's initial public offering. The annual limitation is approximately $11 million. The Company expects that future income will be sufficient to utilize all net operating losses generated subsequent to the initial public offering in 2012.

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. As of December 31, 2015, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2012.

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

Nationstar may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has elected to carry these loans at fair value. See Note 6, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Loans Held for Investment, net (Level 3) – Nationstar determines the fair value of loans held for investment, net, using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from internally developed valuation models, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 6, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Servicing Rights – Fair Value (Level 3) – Nationstar estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Advances, net (Level 3) - We value advances at their net realizable value, which generally approximates fair value, because advances have no stated maturity, are generally realized within a relatively short period of time and do not bear interest. See Note 4, Advances, Net for more information.
Reverse Mortgage Interests (Level 3) – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These interests are carried at lower of cost or market in the financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar reverse mortgage loans, adjusted for certain factors. As the adjustments to factors require the use of judgment, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Reverse Mortgage Interests for more information.
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 9, Derivative Financial Instruments for more information.
Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 10, Indebtedness for more information.
Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 10, Indebtedness for more information.
Nonrecourse Debt – Legacy Assets (Level 3) – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 10, Indebtedness for more information.
Excess Spread Financing (Level 3) – Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. As these prices are derived from a combination of internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Participating Interest Financing (Level 2) – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, and Note 10, Indebtedness for more information.
HECM Securitization (Level 3) – Nationstar estimates fair value of the nonrecourse debt related to HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, Nationstar classifies this as Level 3 in the fair value disclosures. See Note 10, Indebtedness for more information.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		December 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,429,691	$—	$1,429,691	$—
Mortgage servicing rights(1)	3,358,327	—	—	3,358,327
Derivative financial instruments:
IRLCs	89,138	—	89,138	—
Forward MBS trades	6,123	—	6,123	—
LPCs	3,872	—	3,872	—
Interest rate swaps and caps	506	—	506	—
Eurodollar futures	60	—	60	—
Total assets	$4,887,717	$—	$1,529,390	$3,358,327
Liabilities
Derivative financial instruments
IRLCs	$5	$—	$5	$—
Interest rate swaps and caps	542	—	542	—
Forward MBS trades	3,746	—	3,746	—
LPCs	1,454	—	1,454	—
Eurodollar futures	76	—	76	—
Mortgage servicing rights financing	68,696	—	—	68,696
Excess spread financing	1,232,086	—	—	1,232,086
Total liabilities	$1,306,605	$—	$5,823	$1,300,782

		December 31, 2014
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,277,931	$—	$1,277,931	$—
Mortgage servicing rights(1)	2,949,739	—	—	2,949,739
Other assets:
IRLCs	87,902	—	87,902	—
Forward MBS trades	284	—	284	—
LPCs	1,999	—	1,999	—
Interest rate swaps and caps	865	—	865	—
Eurodollar futures	1	—	1	—
Total assets	$4,318,721	$—	$1,368,982	$2,949,739
Liabilities
Derivative financial instruments
IRLCs	$7	$—	$7	$—
Interest rate swaps and caps	103	—	103	—
Forward MBS trades	18,360	—	18,360	—
LPCs	48	—	48	—
Eurodollar futures	7	—	7	—
Mortgage servicing rights financing	49,430	—	—	49,430
Excess spread financing	1,031,035	—	—	1,031,035
Total liabilities	$1,098,990	$—	$18,525	$1,080,465

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	Assets	Liabilities
For the year ended December 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,949,739	$1,031,035	$49,430
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(496,990)	25,631	19,266
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	729,984	—	—
Issuances	221,762	385,637	—
Sales	—	—	—
Settlements	—	(210,217)	—
Dispositions	(46,168)	—	—
Ending balance	$3,358,327	$1,232,086	$68,696

	Assets	Liabilities
For the year ended December 31, 2014	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,488,283	$986,410	$29,874
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(247,379)	57,554	(33,279)
Included in other comprehensive income	—	—	—
Purchases, issuances, sales and settlements
Purchases	470,543	—	—
Issuances	238,292	171,317	52,835
Sales	—	—	—
Settlements	—	(184,246)	—
Ending balance	$2,949,739	$1,031,035	$49,430

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$613,241	$613,241	$—	$—
Restricted cash	332,105	332,105	—	—
Mortgage loans held for sale	1,429,691	—	1,429,691	—
Mortgage loans held for investment, net	173,650	—	—	174,147
Advances, net	2,223,083	—	—	2,223,083
Reverse mortgage interests	7,514,323	—	—	7,705,475
Derivative financial instruments	99,199	—	99,199	—
Financial liabilities
Unsecured senior notes	2,048,694	1,911,777	—	—
Advance facilities	1,646,123	—	1,646,123	—
Warehouse facilities	1,893,526	—	1,893,526	—
Derivative financial instruments	5,323	—	5,323	—
Excess spread financing	1,232,086	—	—	1,232,086
Mortgage servicing rights financing liability	68,696	—	—	68,696
Nonrecourse debt - legacy assets	64,815	—	—	74,264
Participating interest financing	5,947,407	—	6,091,285	—
2014-1 HECM securitization	226,851	—	—	298,048
2015-1 HECM securitization	222,495	—	—	275,223
2015-2 HECM securitization	209,030	—	—	249,507

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$299,002	$299,002	$—	$—
Restricted cash	285,530	285,530	—	—
Mortgage loans held for sale	1,277,931	—	1,277,931	—
Mortgage loans held for investment, net	191,569	—	—	192,865
Advances, net	2,544,699			2,544,699
Reverse mortgage interests	2,453,069	—	—	2,502,157
Derivative financial instruments	91,051	—	91,051	—
Financial liabilities
Unsecured senior notes	2,159,231	2,057,038	—	—
Advance facilities	1,901,783	—	1,901,783	—
Warehouse facilities	1,572,622	—	1,572,622	—
Derivative financial instruments	18,525	—	18,525	—
Excess spread financing	1,031,035	—	—	1,031,035
Mortgage servicing rights financing liability	49,430	—	—	49,430
Nonrecourse debt - legacy assets	75,838	—	—	86,570
Participating interest financing	1,433,145	—	1,423,291	—
2014-1 HECM securitization	259,328	—	—	259,328

15. Employee Benefits
Nationstar has a defined contribution plan (401(k) plan) that covers all full-time employees. Nationstar matches 100% of participant contributions, up to 2% and 50% of the next 4% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $12.4 million, $11.5 million, and $11.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

16. Share-Based Compensation and Equity
Nationstar adopted the 2012 Incentive Compensation Plan (2012 Plan), that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. The following table summarizes information about the equity based awards under the 2012 Plan for the periods indicated:

Equity based awards	Shares	Grant Date Fair Value, per share	Remaining Contractual Term (in years) (1)
Restricted stock outstanding at December 31, 2012	1,293
Grants issued in 2013	307	$37.88	0.2
Forfeited	(56)	$20.46
Vested	(310)
Shares surrendered to treasury to pay taxes	(168)
Restricted stock outstanding at December 31, 2013	1,066
Grants issued in 2014	1,042	$31.65	1.6
Forfeited	(151)	$28.01
Vested	(354)
Shares surrendered to treasury to pay taxes	(174)
Restricted stock outstanding at December 31, 2014	1,429
Grants issued in 2015	1,446	$23.03	2.3
Forfeited	(336)	$27.58
Vested	(456)
Shares surrendered to treasury to pay taxes	(246)
Restricted stock outstanding at December 31, 2015	1,837
Restricted stock unvested and expected to vest	1,563
Restricted stock vested and payable at December 31, 2015	—
(1) Remaining contractual term is as of December 31, 2015.
The following table summarizes the vesting schedule of equity-based restricted stock grants:

	2016	2017	2018	2019
Restricted stock expected to vest	668	488	332	75
Nationstar recognizes share-based compensation using an accelerated method. Total share-based compensation expense for service based equity awards, net of forfeitures, for both the 2012 Plan and the predecessor plan recognized for the years ended December 31, 2015, 2014, and 2013 was $19.5 million, $18.6 million, and $10.6 million, respectively. Nationstar expects to recognize $15.0 million of compensation expense in 2016, $7.0 million in 2017, and $2.2 million in 2018, and $0.4 million in 2019 for unvested equity based awards related to the 2012 Plan. The weighted average remaining term for unvested shares is 1.3 years and the weighted average vested share price was $21.40.

During 2015, 2014, and 2013, Nationstar net settled shares surrendered in connection with minimum statutory requirements. Nationstar paid $6.2 million, $5.5 million and $6.9 million during 2015, 2014 and 2013, respectively, accounted for as an increase of Treasury Shares in the statement of financial position.

During 2015, excluding forfeitures, certain employees of Xome were granted 267 thousand stock appreciation rights (SARs) which can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten year term. The SARs become exercisable upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. The Company did not recognize expense related to the share-based awards during 2015.

Equity
During March 2015, Nationstar completed an equity offering of 17.5 million shares for a total of $497.8 million in cash proceeds. Nationatar used and intends to continue to use the net proceeds from this offering for general corporate purposes.
On December 17, 2015, Nationstar announced that its Board of Director's authorized the repurchase of up to $150.0 million of the registrant's outstanding common stock through December 16, 2016. As of December 31, 2015, 837 thousand shares (comprised of 504 thousand shares that settled during 2015 and 333 thousand share repurchases initiated during 2015 but settled during 2016) have been repurchased under this plan. On February 9, 2016, Nationstar’s Board of Directors authorized a $100.0 million increase to the original repurchase authorization for an aggregate repurchase authorization of $250.0 million under the Company’s share repurchase program.
On February 11, 2016, Nationstar announced a Board-authorized tender offer via a modified Dutch auction to repurchase up to $100 million of common stock. The tender offer is contingent upon satisfaction of customary conditions. Additional information about the tender offer, is set forth in Part II, Item 5 under "Issuer Purchases of Equity Securities."

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

Among Nationstar's various capital requirements related to its outstanding selling agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1.2 billion. As of December 31, 2015, Nationstar was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its affiliates are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business, including punitive class actions and other litigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Servicemember’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Home Mortgage Disclosure Act and the Bankruptcy Code, False Claims Act and Making Home Affordable (MHA) loan modification programs. Additionally, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, including from its Legacy Portfolio regarding alleged breaches of representation and warranties relating to the sale of mortgage loans or the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the actual legal actions and proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In particular, ongoing and other legal proceedings brought under federal or state consumer protection laws may result in a separate fine for each violation of the laws, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amount earned from the underlying activities and that could have a material adverse effect on the Company's liquidity and financial position. The certification of any putative class action could substantially increase the Company's exposure to damages.

Nationstar’s business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the US Trustee Program, the multistate coalition of mortgage banking regulators and the State Attorneys General. As a result, Nationstar is subject to various legal proceedings, regulatory examinations, inquiries and requests for documentation in the ordinary course of our business. Nationstar has historically had a number of open investigations with various State Attorneys

General and other regulators. Nationstar expects this trend will continue due to interest in mortgage banking generally and non-bank mortgage lenders and servicers specifically. Nationstar has seen a significant increase in these activities in recent periods and believes that violations of law will more frequently be met with enforcement actions, including the imposition of significant monetary and other sanctions. Like many other companies in the mortgage industry, Nationstar is currently the subject of various regulatory investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and which have resulted in the entry of consent decrees or settlements. Nationstar continues to manage its response to each matter, but it is not possible to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires Nationstar to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $53.7 million, $29.2 million, and $20.4 million for the years ended December 31, 2015, 2014, and 2013, respectively, were included in general and administrative expense on the consolidated statements of operations and comprehensive income.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $16.6 million to $50.7 million in excess of the accrued liability (if any) related to those matters as of December 31, 2015. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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
During the course of a routine regulatory examination during 2015, the Company agreed with a regulator to make refunds of approximately $16.2 million to certain borrowers related to delays in consummating their loan modifications that were transferred from prior servicers from 2012 through February 2015. The Company will be seeking recourse for some portion of these charges from various counterparties. While the Company has made changes to certain practices regarding the transfer of loan modifications, there can be no assurance that additional amounts will not be assessed as restitution to the borrowers or as a penalty.

Operating Lease Commitments
In 2014, Nationstar entered into a lease agreement for its corporate office located at Coppell, Texas. The lease term is for seven and a half years, with an early termination option available after the completion of five years. The lease agreement also provides a tenant improvement allowance as a lease incentive to apply against tenant improvement costs.

Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2022. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term. Rental expense incurred during 2015, 2014 and 2013 was $21.2 million, $22.1 million and $27.4 million, respectively. Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below.

Year	Amount
2016	$28,637
2017	24,837
2018	22,847
2019	18,689
2020 and thereafter	28,156
Total	$123,166

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instruments.
Nationstar has certain MSRs related to approximately $29.9 billion of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At December 31, 2015, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $3.2 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

19. Restructuring Charges
To respond to the decreased demand in the mortgage loan originations market and other market conditions, Nationstar periodically initiates programs to reduce costs and improve operating effectiveness. These programs include the closing of offices and the termination of portions of Nationstar’s workforce. As part of these plans, Nationstar incurs lease and other contract termination costs.
Nationstar recorded restructuring charges related to canceled lease expenses of $0.1 million, $(0.6) million, and $4.1 million for the years ended December, 2015, 2014, and 2013, respectively are reflected in general and administrative expenses.

Due to increased productivity per employee and economies of scale in the Servicing segment, Nationstar began consolidating certain locations in November 2013. During 2015, Nationstar continued to right-size Servicing, Originations and Xome operations and personnel. The Company recorded restructuring charges of $12.4 million, $0, and $8.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. These were all related to employee severance that is reflected in salaries, wages and benefits. The following table summarizes, by category, the Company’s restructuring charges activity for the periods indicated below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
For the year ended December 31, 2015
Restructuring charges:
Employee severance and other	$—	$12,408	$(3,475)	$8,933
Lease terminations	3,979	100	(3,229)	850
Total	$3,979	$12,508	$(6,704)	$9,783

For the year ended December 31, 2014
Restructuring charges:
Employee severance and other	$4,650	$—	$(4,650)	$—
Lease terminations	8,636	(581)	(4,076)	3,979
Total	$13,286	$(581)	$(8,726)	$3,979

For the year ended December 31, 2013
Restructuring charges:
Employee severance and other	$—	$8,765	$(4,115)	$4,650
Lease terminations	7,186	4,108	(2,658)	8,636
Total	$7,186	$12,873	$(6,773)	$13,286

20. Business Segment Reporting
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
In the second quarter of 2014, Nationstar realigned its business segment reporting structure as a result of the change in the Chief Operating Decision Maker. While this financial data reflects the change in the Company's reportable segments described below, including the historical data presented for comparison purposes, the Company has not revised or restated its historical financial statements for any period. The realignment principally involved the separation of the former ‘Servicing’ segment into two segments and the reclassification of previously allocated corporate costs, including interest costs related to Nationstar’s unsecured senior debt, into the Corporate and Other segment. Corporate costs included within the Corporate and Other segment include expenses related to certain executive salaries and other corporate functions that are not directly attributable to our operating segments.
During the second quarter of 2015, Nationstar reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how management is operating this business. All periods presented reflect this reclassification. Nationstar reclassified $9.2 million and $6.6 million of operating income from the Xome segment to the Servicing segment earned during 2014 and 2013, respectively.

The following tables are a presentation of financial information by segment for the periods indicated:

	For the year ended December 31, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
Revenues
Service related	$814,708	$50,752	$436,980	$1,302,440	$2,760	$(440)	$1,304,760
Net gain on mortgage loans held for sale	67,258	614,959	—	682,217	1,658	—	683,875
Total revenues	881,966	665,711	436,980	1,984,657	4,418	(440)	1,988,635
Total expenses	787,683	469,092	358,271	1,615,046	72,533	—	1,687,579
Other income (expense)
Interest income	267,538	67,734	33	335,305	15,010	440	350,755
Interest expense	(376,483)	(58,271)	(113)	(434,867)	(170,356)	—	(605,223)
Gain on repurchase of unsecured senior notes	—	—	—	—	8,237	—	8,237
Gain (loss) on interest rate swaps and caps	(710)	—	—	(710)	60	—	(650)
Total other income (expense)	(109,655)	9,463	(80)	(100,272)	(147,049)	440	(246,881)
Income (loss) before taxes	$(15,372)	$206,082	$78,629	$269,339	$(215,164)	$—	$54,175
Depreciation and amortization	$21,171	$12,163	$13,449	$46,783	$6,714	$—	$53,497
Total assets	14,255,583	1,400,982	303,676	15,960,241	693,829	—	16,654,070

	For the year ended December 31, 2014
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
Revenues
Service related	$1,023,150	$43,954	$305,488	$1,372,592	$4,713	$(1,443)	$1,375,862
Net gain on mortgage loans held for sale	64,506	535,273	—	599,779	(2,573)	—	597,206
Total revenues	1,087,656	579,227	305,488	1,972,371	2,140	(1,443)	1,973,068
Total expenses	705,017	390,497	181,727	1,277,241	80,450		1,357,691
Other income (expense)
Interest income	91,713	72,031	—	163,744	14,405	1,443	179,592
Interest expense	(246,099)	(70,237)	(360)	(316,696)	(199,691)	—	(516,387)
Gain on sale of property	—	—	—	—	4,898	—	4,898
Gain (loss) on interest rate swaps and caps	1,672	—	—	1,672	732	—	2,404
Total other income (expense)	(152,714)	1,794	(360)	(151,280)	(179,656)	1,443	(329,493)
Income (loss) before taxes	$229,925	$190,524	$123,401	$543,850	$(257,966)	$—	$285,884
Depreciation and amortization	$14,047	$9,642	$3,680	$27,369	$12,797	$—	$40,166
Total assets	8,796,962	1,400,880	195,619	10,393,461	719,214	—	11,112,675

	For the year ended December 31, 2013
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
Revenues
Service related	$1,186,145	$62,011	$135,950	$1,384,106	$1,750	$(1,634)	$1,384,222
Net gain on mortgage loans held for sale	61,624	650,357	—	711,981	(9,218)	—	702,763
Total revenues	1,247,769	712,368	135,950	2,096,087	(7,468)	(1,634)	2,086,985
Total expenses and impairments	613,084	589,986	108,633	1,311,703	90,575	—	1,402,278
Other income (expense):
Interest income	90,913	87,713	—	178,626	16,960	1,634	197,220
Interest expense	(279,501)	(79,106)	(264)	(358,871)	(179,934)	—	(538,805)
Contract termination fees	—	—	—	—	—	—	—
Loss on equity method investments	—	—	—	—	—	—	—
Gain (loss) on interest rate swaps and caps	1,856	—	—	1,856	1,276	—	3,132
Total other income (expense)	(186,732)	8,607	(264)	(178,389)	(161,698)	1,634	(338,453)
Income (loss) before taxes	$447,953	$130,989	$27,053	$605,995	$(259,741)	$—	$346,254
Depreciation and amortization	$14,955	$6,569	$1,161	$22,685	$3,930	$—	$26,615
Total assets	9,980,274	2,777,928	30,615	12,788,817	1,237,872	—	14,026,689

21.  Guarantor Financial Statement Information
As of December 31, 2015, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly owned subsidiaries of Nationstar, have issued $2.0 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC's existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obliger of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2015

Assets	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Cash and cash equivalents	$—	$597,303	$558	$15,380	$—	$613,241
Restricted cash	—	198,726	3	133,376	—	332,105
Mortgage servicing rights	—	3,366,973	—	—	—	3,366,973
Advances	—	2,223,039	—	44	—	2,223,083
Reverse mortgage interests	—	6,832,186	—	682,137	—	7,514,323
Mortgage loans held for sale	—	1,304,219	—	125,472	—	1,429,691
Mortgage loans held for investment, net	—	840	—	172,810	—	173,650
Property and equipment, net	—	113,228	868	28,740	—	142,836
Derivative financial instruments	—	95,681	—	3,518	—	99,199
Other assets	3,444	836,704	303,452	1,496,640	(1,881,271)	758,969
Investment in subsidiaries	1,768,319	509,475	—	—	(2,277,794)	—
Total assets	$1,771,763	$16,078,374	$304,881	$2,658,117	$(4,159,065)	$16,654,070
Liabilities and stockholders’ equity
Unsecured senior notes	$—	$2,048,694	$—	$—	$—	$2,048,694
Advance facilities	—	237,865	—	1,408,258	—	1,646,123
Warehouse facilities	—	1,785,266	—	108,260	—	1,893,526
Payables and accrued liabilities	4,386	1,222,268	927	68,806	—	1,296,387
MSR related liabilities - nonrecourse	—	1,300,782	—	—	—	1,300,782
Mortgage servicing liabilities	—	25,260	—	—	—	25,260
Derivative financial instruments	—	5,323	—	—	—	5,323
Other nonrecourse debt	—	5,947,407	—	723,191	—	6,670,598
Payables to affiliates	—	1,737,190	1,031	143,050	(1,881,271)	—
Total liabilities	4,386	14,310,055	1,958	2,451,565	(1,881,271)	14,886,693
Total equity	1,767,377	1,768,319	302,923	206,552	(2,277,794)	1,767,377
Total liabilities and equity	$1,771,763	$16,078,374	$304,881	$2,658,117	$(4,159,065)	$16,654,070

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2015
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$846,221	$17,390	$441,149		$1,304,760
Net gain on mortgage loans held for sale	—	640,051	—	43,824	—	683,875
Total revenues	—	1,486,272	17,390	484,973	—	1,988,635
Expenses
Salaries, wages and benefits	—	540,052	4,791	217,725	—	762,568
General and administrative	—	737,168	3,248	184,595	—	925,011
Total expenses	—	1,277,220	8,039	402,320	—	1,687,579
Other income/(expense)
Interest income	—	310,809	—	39,946		350,755
Interest expense	—	(534,097)	—	(71,126)	—	(605,223)
Gain on debt repurchase	—	8,237	—	—	—	8,237
Gain on interest rate swaps and caps	—	60	—	(710)	—	(650)
Gain/(loss) from subsidiaries	38,779	59,862	—	—	(98,641)	—
Total other income/(expense)	38,779	(155,129)	—	(31,890)	(98,641)	(246,881)
Income/(loss) before taxes	38,779	53,923	9,351	50,763	(98,641)	54,175
Income tax expense/(benefit)	—	11,002	—	10	—	11,012
Net income/(loss)	38,779	42,921	9,351	50,753	(98,641)	43,163
Less: net gain attributable to noncontrolling interests	—	4,142	—	242	—	4,384
Net income/(loss) excluding noncontrolling interests	$38,779	$38,779	$9,351	$50,511	$(98,641)	$38,779

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income/(loss)	$38,779	$38,779	$9,351	$50,511	$(98,641)	$38,779
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	4,142	—	242	—	4,384
(Gain)/loss from subsidiaries	(38,779)	(59,862)	—	—	98,641	—
Share-based compensation	—	12,299	66	7,156	—	19,521
Gain on repurchase of unsecured senior notes	—	(8,237)	—	—	—	(8,237)
Net tax effect of stock grants	—	(422)	—	—	—	(422)
Loss on foreclosed real estate and other	—	—	—	—	—	—
Gain on mortgage loans held for sale	—	(638,963)	—	(44,912)	—	(683,875)
Mortgage loans originated and purchased, net of fees	—	(16,827,026)	—	(1,144,278)	—	(17,971,304)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(1,865,347)	—	—	—	(1,865,347)
Proceeds on sale of and payments of mortgage loans held for sale	—	18,927,555	—	1,117,865	—	20,045,420
(Gain)/loss on derivatives including ineffectiveness	—	(60)	—	710	—	650
Cash settlement on derivative financial instruments	—	—	—	—	—	—
Depreciation and amortization	—	40,024	7	13,466	—	53,497
Amortization/(accretion) of premiums/(discounts)	—	(7,993)	—	(3,678)	—	(11,671)
Fair value changes in excess spread financing	—	25,631	—	—	—	25,631
Fair value changes and amortization/accretion of mortgage servicing rights	—	459,803	—	—	—	459,803
Fair value change in mortgage servicing rights financing liability	—	19,266	—	—	—	19,266
Changes in assets and liabilities:
Advances	—	321,026	—	2,253	—	323,279
Reverse mortgage interests	—	95,299	—	(340,869)	—	(245,570)
Other assets	12,935	388,543	(10,010)	(120,873)	—	270,595
Payables and accrued liabilities	—	(67,140)	902	9,665	—	(56,573)
Net cash attributable to operating activities	12,935	857,317	316	(452,742)	—	417,826

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(36,497)	(43)	(20,502)	—	(57,042)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(714,842)	—	—	—	(714,842)
Purchases of reverse mortgage servicing rights and interests	—	(4,815,684)	—	—	—	(4,815,684)
Sale of forward service rights	—	43,793	—	—	—	43,793
Acquisitions, net	—	—	—	(45,796)	—	(45,796)
Net cash attributable to investing activities	—	(5,523,230)	(43)	(66,298)	—	(5,589,571)
Financing Activities
Transfers (to)/from restricted cash, net	—	(21,636)	(3)	(24,936)	—	(46,575)
Repayment of unsecured senior notes	—	(102,533)	—	—	—	(102,533)
Issuance of common stock, net of issuance cost	—	497,757	—	—	—	497,757
Debt financing costs	—	(17,363)	—	—	—	(17,363)
Increase (decrease) warehouse facilities	—	245,272	—	75,632	—	320,904
Increase (decrease) advance facilities	—	(332,927)	—	77,267	—	(255,660)
Proceeds from HECM Securitizations	—	—	—	559,757	—	559,757
Repayment of HECM Securitizations	—	—	—	(161,221)	—	(161,221)
Issuance of excess spread financing	—	385,637	—	—	—	385,637
Repayment of excess spread financing	—	(210,217)	—	—	—	(210,217)
Increase in participating interest financing in reverse mortgage interests	—	4,540,828	—	—	—	4,540,828
Proceeds from mortgage service rights financing	—	—	—	—	—	—
Repayment of nonrecourse debt–Legacy assets	—	(1,794)	—	(11,023)	—	(12,817)
Net tax benefit for stock grants issued	—	422	—	—	—	422
Redemption of shares for stock vesting	(6,224)	—	—	—	—	(6,224)
Repurchase of treasury shares	(6,711)	—	—	—	—	(6,711)
Net cash attributable to financing activities	(12,935)	4,983,446	(3)	515,476	—	5,485,984
Net increase/(decrease) in cash	—	317,533	270	(3,564)	—	314,239
Cash and cash equivalents at beginning of period	—	279,770	288	18,944	—	299,002
Cash and cash equivalents at end of period	$—	$597,303	$558	$15,380	$—	$613,241

NATIONSTAR MORTGAGE HOLDINGS INC CONSOLIDATING BALANCE SHEET DECEMBER 31, 2014

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$279,770	$288	$18,944	$—	$299,002
Restricted cash	—	177,090	—	108,440	—	285,530
Mortgage servicing rights	—	2,961,321	—	—	—	2,961,321
Advances	—	2,542,402	—	2,297	—	2,544,699
Reverse mortgage interests	—	2,111,801	—	341,268	—	2,453,069
Mortgage loans held for sale	—	1,243,700	—	34,231	—	1,277,931
Mortgage loans held for investment, net	—	1,945	—	189,624	—	191,569
Property and equipment, net	—	114,903	835	13,873	—	129,611
Derivative financial instruments	—	87,911	—	3,140	—	91,051
Other assets	16,383	1,070,724	272,654	1,328,078	(1,808,947)	878,892
Investment in subsidiaries	1,207,895	450,363	—	—	(1,658,258)	—
Total Assets	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675
Liabilities and members’ equity
Unsecured senior notes	$—	$2,159,231	$—	$—	$—	$2,159,231
Advance facilities	—	570,792	—	1,330,991	—	1,901,783
Warehouse facilities	—	1,539,994	—	32,628	—	1,572,622
Payables and accrued liabilities	—	1,282,895	25	39,158	—	1,322,078
MSR related liabilities - nonrecourse	—	1,080,465	—	—	—	1,080,465
Mortgage servicing liabilities	—	65,382	—	—	—	65,382
Derivative financial instruments	—	18,525	—	—	—	18,525
Other nonrecourse debt	—	1,433,145	—	335,166	—	1,768,311
Payables to affiliates	—	1,683,606	894	124,447	(1,808,947)	—
Total liabilities	—	9,834,035	919	1,862,390	(1,808,947)	9,888,397
Total equity	1,224,278	1,207,895	272,858	177,505	(1,658,258)	1,224,278
Total liabilities and equity	$1,224,278	$11,041,930	$273,777	$2,039,895	$(3,467,205)	$11,112,675

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$1,030,214	$47,588	$297,869	$191	$1,375,862
Net gain on mortgage loans held for sale	—	583,790	—	13,416	—	597,206
Total Revenues	—	1,614,004	47,588	311,285	191	1,973,068
Expenses
Salaries, wages and benefits	—	556,047	4,404	82,485	—	642,936
General and administrative	—	587,327	1,872	125,556	—	714,755
Total expenses	—	1,143,374	6,276	208,041	—	1,357,691
Other income/(expense)
Interest income	—	158,508	—	21,275	(191)	179,592
Interest expense	—	(460,781)	—	(55,606)	—	(516,387)
Gain on disposal of property	—	4,898	—	—	—	4,898
Gain/(loss) on interest rate swaps and caps	—	732	—	1,672	—	2,404
Gain/(loss) from subsidiaries	220,718	111,897	—	—	(332,615)	—
Total other income/(expense)	220,718	(184,746)	—	(32,659)	(332,806)	(329,493)
Income before taxes	220,718	285,884	41,312	70,585	(332,615)	285,884
Income tax expense/(benefit)	—	64,860	—	—	—	64,860
Net Income/(loss)	220,718	221,024	41,312	70,585	(332,615)	221,024
Less: Net gain attributable to noncontrolling interests	—	306	—	—	—	306
Net income/(loss) excluding noncontrolling interests	$220,718	$220,718	$41,312	$70,585	$(332,615)	$220,718

NATIONSTAR MORTGAGE HOLDINGS INC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities
Net income/(loss)	$220,718	$220,718	$41,312	$70,585	$(332,615)	$220,718
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
(Gain)/loss from subsidiaries	(220,718)	(111,897)	—	—	332,615	—
Noncontrolling interest	—	306	—	—	—	306
Share-based compensation	—	18,565	—	—	—	18,565
Gain on disposal of property	—	(4,898)	—	—	—	(4,898)
Excess benefit from share-based compensation	—	(2,243)	—	—	—	(2,243)
Loss on foreclosed real estate	—	3,099	—	7,189	—	10,288
Net (gain)/loss on mortgage loans held for sale	—	(583,790)	—	(13,416)	—	(597,206)
Mortgage loans originated and purchased, net of fees	—	(17,137,520)	—	—	—	(17,137,520)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(3,692,199)	—	—	—	(3,692,199)
Proceeds on sale of and payments of mortgage loans held for sale	—	22,129,587	—	(5,614)	—	22,123,973
Gain (loss) on derivatives including interest rate swaps and caps	—	(732)	—	(1,672)	—	(2,404)
Cash settlement on derivative financial instruments	—	—	—	1,352	—	1,352
Depreciation and amortization	—	36,381	88	3,697	—	40,166
Amortization (accretion) of premiums/(discounts)	—	15,520	—	(2,190)	—	13,330
Fair value changes in excess spread financing	—	57,554	—	—	—	57,554
Fair value changes and amortization/accretion of mortgage servicing rights	—	233,537	—	—	—	233,537
Fair value change in mortgage servicing rights financing liability	—	(33,279)	—	—	—	(33,279)
Changes in assets and liabilities:
Advances	—	327,470	—	(3,288)	—	324,182
Reverse mortgage interests	—	(626,034)	—	(376,108)	—	(1,002,142)
Other assets	5,489	(1,613,831)	(39,029)	2,206,946	(31,463)	528,112
Payables and accrued liabilities	—	(71,071)	(5,925)	25,550	31,463	(19,983)
Net cash attributable to operating activities	5,489	(834,757)	(3,554)	1,913,031	—	1,080,209

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(41,739)	(68)	(14,598)	—	(56,405)
Proceeds from sale of building	—	10,412	—	—	—	10,412
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(471,249)	—	—	—	(471,249)
Proceeds from sale of servicer advances	—	768,449	—	—	—	768,449
Business acquisitions, net	—	(15,854)	—	(2,146)	—	(18,000)
Net cash attributable to investing activities	—	250,019	(68)	(16,744)	—	233,207
Financing activities
Transfers (to)/from restricted cash	—	118,617	3	172,183	—	290,803
Redemption of unsecured senior notes	—	(285,000)	—	—	—	(285,000)
Debt financing costs	—	(13,067)	—	—	—	(13,067)
Increase (decrease) in advance facilities	—	—	—	(1,221,206)	—	(1,221,206)
Increase (decrease) in warehouse facilities	—	226,596	—	(1,087,901)	—	(861,305)
Proceeds from 2014-1 HECM Securitization	—	—	—	269,033	—	269,033
Repayment of 2014-1 HECM Securitization	—	—	—	(9,750)	—	(9,750)
Issuance of excess spread financing	—	171,317	—	—	—	171,317
Repayment of excess servicing spread financing	—	(184,246)	—	—	—	(184,246)
Increase in participating interest financing in reverse mortgage interests	—	352,945	—	—	—	352,945
Proceeds from mortgage servicing rights financing	—	52,835	—	—	—	52,835
Repayment of nonrecourse debt–Legacy assets	—	—	—	(15,429)	—	(15,429)
Excess tax benefit from share-based compensation	—	2,243	—	—	—	2,243
Redemption of shares for stock vesting	(5,489)	—	—	—	—	(5,489)
Net cash attributable to financing activities	(5,489)	442,240	3	(1,893,070)	—	(1,456,316)
Net increase in cash and cash equivalents	—	(142,498)	(3,619)	3,217	—	(142,900)
Cash and cash equivalents at beginning of period	—	422,268	3,907	15,727	—	441,902
Cash and cash equivalents at end of period	$—	$279,770	$288	$18,944	$—	$299,002

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2013

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$1,211,717	$129,689	$101,704	$(58,888)	$1,384,222
Net gain on mortgage loans held for sale	—	645,509	—	—	57,254	702,763
Total Revenues	—	1,857,226	129,689	101,704	(1,634)	2,086,985
Expenses
Salaries, wages and benefits	—	637,794	12,534	29,309	—	679,637
General and administrative	—	612,307	3,630	75,859	—	691,796
Occupancy	—	29,121	431	1,293	—	30,845
Total expenses	—	1,279,222	16,595	106,461	—	1,402,278
Other income / (expense)
Interest income	—	179,445	—	16,141	1,634	197,220
Interest expense	—	(420,214)	—	(118,591)	—	(538,805)
Gain/(loss) on interest rate swaps and caps	—	1,012	—	2,120	—	3,132
Gain / (loss) from subsidiaries	217,054	8,007	—	—	(225,061)	—
Total other income / (expense)	217,054	(231,750)	—	(100,330)	(223,427)	(338,453)
Income before taxes	217,054	346,254	113,094	(105,087)	(225,061)	346,254
Income tax expense/(benefit)	—	129,200	—	—	—	129,200
Net income/(loss)	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities
Net income/(loss)	$217,054	$217,054	$113,094	$(105,087)	$(225,061)	$217,054
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities, net of effect of acquisitions:
Gain/(loss) from subsidiaries	(217,054)	(8,007)	—	—	225,061	—
Share-based compensation	—	10,574	—	—	—	10,574
Net tax effect of stock grants	—	(4,579)	—	—	—	(4,579)
Loss on foreclosed real estate and other	—	7,317	—	5,999	—	13,316
(Gain) on mortgage loans held for sale	—	(645,509)	—	—	(57,254)	(702,763)
Mortgage loans originated and purchased, net of fees	—	(24,059,757)	—	—	—	(24,059,757)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(1,426,860)	—	—	—	(1,426,860)
Proceeds on sale of and payments of mortgage loans held for sale	—	24,524,472	—	13,325	57,254	24,595,051
(Gain)/loss on derivatives including ineffectiveness	—	(3,415)	—	(2,665)	—	(6,080)
Cash settlement on derivative financial instruments	—	—	—	(4,544)	—	(4,544)
Depreciation and amortization	—	25,479	979	157	—	26,615
Amortization/accretion of premiums/(discounts)	—	56,348	—	(3,817)	—	52,531
Fair value changes in excess spread financing	—	73,333	—	—	—	73,333
Fair value changes and amortization/accretion of mortgage servicing rights	—	(59,101)	—	—	—	(59,101)
Changes in assets and liabilities:
Advances	—	(4,497,046)	—	4,031,271	—	(465,775)
Reverse mortgage interests	—	(751,609)	—	—	—	(751,609)
Other assets	2,365	5,395,861	(113,703)	(5,257,613)	17,327	44,237
Payables and accrued liabilities	—	650,287	4,135	10,225	(17,327)	647,320
Net cash attributable to operating activities	2,365	(495,158)	4,505	(1,312,749)	—	(1,801,037)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(45,138)	(999)	(2,722)	—	(48,859)
Purchase of reverse mortgage rights and interests	—	(19,189)	—	—	—	(19,189)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(1,527,645)	—	—	—	(1,527,645)
Loan repurchases from Ginnie Mae	—	—	—	—	—	—
Proceeds from sales of REO	—	—	—	—	—	—
Proceeds from sale of servicer advances	—	277,455	—	—	—	277,455
Acquisitions, net	—	(88,200)	—	—	—	(88,200)
Net cash attributable to investing activities	—	(1,402,717)	(999)	(2,722)	—	(1,406,438)
Financing activities
Transfers to/from restricted cash	—	(199,600)	—	(33,095)	—	(232,695)
Issuance of unsecured notes, net	—	1,365,244	—	—	—	1,365,244
Debt financing costs	—	(53,529)	—	—	—	(53,529)
Increase (decrease) in warehouse facilities	—	(136,947)	—	1,532,374	—	1,395,427
Increase (decrease) in advance facilities	—	—	—	(154,677)	—	(154,677)
Issuance of excess spread financing	—	753,002	—	—	—	753,002
Repayment of excess servicing spread financing	—	(130,355)	—	—	—	(130,355)
Issuance of participating interest financing in reverse mortgage interests	—	535,216	—	—	—	535,216
Proceeds from mortgage servicing rights financing		29,874				29,874
Repayment of nonrecourse debt–Legacy assets	—	—	—	(13,404)	—	(13,404)
Contributions from joint venture member to noncontrolling interest	—	4,990				4,990
Net tax benefit for stock grants issued	4,579	—	—	—	—	4,579
Redemption of shares for stock vesting	(6,944)	—	—	—	—	(6,944)
Net cash attributable to financing activities	(2,365)	2,167,895	—	1,331,198	—	3,496,728
Net increase/(decrease) in cash	—	270,020	3,506	15,727	—	289,253
Cash and cash equivalents at beginning of period	—	152,248	401	—	—	152,649
Cash and cash equivalents at end of period	$—	$422,268	$3,907	$15,727	$—	$441,902

22. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC
Newcastle Investment Corp.
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.7 billion, $0.8 billion and $0.9 billion, as of December 31, 2015, 2014, and 2013, respectively. For the years ended 2015, 2014 and 2013, Nationstar received servicing fees and other performance incentive fees of $3.5 million, $4.1 million and $4.6 million, respectively.
New Residential Investment Corp.
Excess Spread Financing
Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed base servicing fee per loan. Nationstar retains all ancillary revenues associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Furthermore, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
In addition, as of December 31, 2015, Nationstar had recorded $30.7 million of delinquent service fees that were paid to New Residential in advance of the contractual due date. This amount will be ultimately recouped from borrowers or netted against future remittances as related to service fee amounts. This amount is recorded as a reduction to outstanding excess spread financing in our financial statements.
The fair value on the outstanding liability related to these agreements was $1.2 billion and $1.0 billion at December 31, 2015 and 2014, respectively.

Mortgage Servicing Rights Financing Liability
During December 2013, Nationstar entered into a Master Servicing Rights Purchase Agreement and three related Sale Supplements (collectively, the Sale Agreement) with a joint venture entity (Purchaser) capitalized by New Residential in which New Residential and/or certain funds managed by Fortress own an interest. Under the Sale Agreement, Nationstar sold to the Purchaser the right to repayment on certain servicer advances outstanding on non-agency mortgage loans. In addition, Nationstar also sold the right to receive the base fee component on the related mortgage servicing rights, in exchange for the Purchaser remitting a portion of the base fee to Nationstar in exchange for Nationstar continuing to service the mortgage loans. Once the servicing is transferred under any servicing agreement to the Purchaser, Nationstar will subservice the applicable mortgage loans. While the transfer of the mortgage servicing rights to New Residential is intended to achieve the economic result of a sale of mortgage servicing rights, the Company accounts for the transactions as financings.
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
In December 2013, Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $68.7 million and $49.4 million at December 31, 2015 and December 31, 2014, respectively.
Nationstar did not enter into any additional supplemental agreements with the Purchaser in 2015.

Other
In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. For the years ended December 31, 2015 and 2014, Nationstar recognized revenue of $4.0 million and $3.3 million related to these servicing arrangements, respectively. In 2015, Nationstar performed services for New Residential related to a series of trust collapses on call rights solely owned by New Residential. For the year ended December 31, 2015, Nationstar earned revenue of $0.5 million for these services.

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
Springleaf Home Equity, Inc.
In prior years, Nationstar entered into several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.0 billion for which Nationstar received a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. Springleaf Home Equity, Inc. was a subsidiary of Springleaf Holdings, Inc., which was primarily owned by certain private equity funds managed by an affiliate of Fortress.  On November 15, 2015, Springleaf Holdings, Inc. completed its acquisition of OneMain Financial Holdings, LLC, and has changed its corporate name from Springleaf Holdings, Inc. to OneMain Holdings, Inc. For the years ended December 31, 2015, 2014, and 2013, Nationstar recognized revenue of $1.3 million, $5.3 million and $8.1 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At December 31, 2014, Nationstar had an outstanding receivable from Springleaf of $0.2 million, which was included as a component of other assets. There were no amounts outstanding as of December 31, 2015.

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

23. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly consolidated results of operations for the period indicated (amounts in thousands except per share amounts:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related	$215,123	$457,723	$211,311	$420,603
Net gain on mortgage loans held for sale	166,994	163,886	185,872	167,123
Total revenues	382,117	621,609	397,183	587,726
Total expenses	383,843	440,985	446,221	416,530
Total other income/(expense)	(72,641)	(60,613)	(63,186)	(50,441)
Income (loss) before taxes	(74,367)	120,011	(112,224)	120,755
Income taxes (benefit)	(27,525)	44,171	(47,295)	41,661
Net income (loss)	(46,842)	75,840	(64,929)	79,094
Less: net income attributable to noncontrolling interests	1,473	1,281	1,413	217
Net income (loss) attributable to Nationstar	$(48,315)	$74,559	$(66,342)	$78,877
Earnings per share attributable to common shareholders:
Basic	$(0.54)	$0.69	$(0.62)	$0.85
Diluted	$(0.54)	$0.69	$(0.62)	$0.84

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related	$327,663	$362,916	$351,070	$334,213
Net gain on mortgage loans held for sale	141,984	186,817	153,254	115,151
Total revenues	469,647	549,733	504,324	449,364
Total expenses and impairments	321,133	346,711	327,224	362,623
Total other income/(expense)	(109,836)	(97,434)	(67,521)	(54,702)
Income before taxes	38,678	105,588	109,579	32,039
Income tax expense (benefit)	15,001	38,941	(1,700)	12,618
Net income	23,677	66,647	111,279	19,421
Less: net income (loss) attributable to noncontrolling interests	(359)	192	54	419
Net income attributable to Nationstar	$24,036	$66,455	$111,225	$19,002
Earnings per share attributable to common shareholders:
Basic	$0.27	$0.74	$1.23	$0.22
Diluted	$0.27	$0.74	$1.22	$0.21

24. Subsequent Events

In January 2016, the Company's Board of Directors approved the plan to change the brand name for the Company's servicing and origination business to Mr. Cooper in the summer of 2016. Therefore, Greenlight trade name is not expected to be used by the Company after June 2016, and the Company revised the useful life of Greenlight trade name to six months and started amortizing it over the period from January to June 2016, which is the revised remaining useful life. Greenlight trade name's carrying value as of December 31, 2015 was $13.7 million.

On February 9, 2016, Nationstar’s Board of Directors authorized a $100 million increase to the original repurchase authorization for an aggregate repurchase authorization of $250 million under the Company’s share repurchase program.

On February 11, 2016, Nationstar announced a Board-authorized tender offer via a modified Dutch auction to repurchase up to $100 million of common stock. The tender offer is contingent upon satisfaction of customary conditions. Additional information about the tender offer, is set forth in Part II, Item 5 under "Issuer Purchases of Equity Securities.".

A leading financial institution with a growing servicing platform awarded us a $55 billion subservicing contract that is on track for boarding through 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.  A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met.  Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report, dated March 1, 2016, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nationstar Mortgage Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationstar Mortgage Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Nationstar Mortgage Holdings Inc. and our report dated March 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2016

Item 9B.  Other Information

None.

PART III.
Item 10.  Directors, Executive Officers and Corporate Governance

Information required by Item 10 is included under the captions "Executive Officers," “Board of Directors,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for the 2016 Annual Meeting of Stockholders (Proxy Statement), which will be filed with the SEC within 120 days of the Company's fiscal year-end and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 under the caption “Audit Function” in the Proxy Statement, which will be filed with the SEC 120 days of the Company's fiscal year-end and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.2+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.3+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.4+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.4	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.5	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.6	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.7	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.8	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.9	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.10	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.11	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.12	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014
4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	8/3/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	8/3/2015

4.17
Amended and Restated Series 2013-VF1 Indenture Supplement, dated December 15, 2015 to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent
						X

4.18	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.19	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.20	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.21	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.20 above)	8-K	001-35449	4.2	7/22/2013

4.22	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.23	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.22 above)	8-K	001-35449	4.3	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.4
Assignment, Assumption and Recognition Agreement, dated October 9, 2015, between Nationstar Agency Advance Funding Trust (assignor), Nationstar Agency Advance Receivables Trust (assignee), Nationstar Agency Advance Funding LLC (assignor depositor), Nationstar Agency Advance Funding II LLC (assignee depositor), Nationstar Mortgage LLC (seller), Barclays Bank PLC and Credit Suisse AG, New York Branch (assignor administrative agents) and JPMorgan Chase Bank, N.A. (assignee administrative agent)
						X

10.5	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.6	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.7	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.10	8/12/2013

10.8	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	11/14/2013

10.9	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	11/14/2013

10.10	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	11/14/2013

10.11	Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.22	2/28/2014

10.12	Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.23	2/28/2014

10.13	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	5/9/2014

10.14	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	5/9/2014

10.15	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	11/07/2014

10.16	Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	11/07/2014

10.17	Amendment Number Ten, dated March 26, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	05/07/2015

10.18	Amendment Number Eleven, dated May 17, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.19	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.20	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.21	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.22	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.23	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.24	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.25	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.26	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.27	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	00135449	10.4	11/07/2014

10.28	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.30	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.31	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.10	11/14/2013

10.32	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.33	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.34	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.35	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

10.38	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.39	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.40	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.41	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.43	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.44**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles	10-K	001-35449	10.45	02/26/2015

10.45**	Offer Letter and Acceptance, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers					X

10.46**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls					X

10.47**	Separation Agreement and Release of All Claims, dated as of November 23, 2015, by and between Nationstar Mortgage Holdings Inc. and Kal Raman	8-K	001-35449	10.1	11/30/2015

10.48**	Nationstar Mortgage Holdings Inc. Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.4	05/07/2015

10.49**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.50**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.51**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.52**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.53**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.6	11/07/2014

10.54**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan					X

10.55**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.56**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.57**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.58**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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
March 1, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	March 1, 2016
Jay Bray, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert D. Stiles	March 1, 2016
Robert D. Stiles, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Wesley R. Edens	March 1, 2016
Wesley R. Edens, Director and Chairman

/s/ Robert Gidel	March 1, 2016
Robert Gidel, Director

/s/ Roy Guthrie	March 1, 2016
Roy Guthrie, Director

/s/ Brett Hawkins	March 1, 2016
Brett Hawkins, Director

/s/ Michael D. Malone	March 1, 2016
Michael D. Malone, Director

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.2+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.3+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.4+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.4	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.5	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.6	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.7	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.8	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.9	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.10	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.11	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.12	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014
4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	8/3/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	8/3/2015

4.17
Amended and Restated Series 2013-VF1 Indenture Supplement, dated December 15, 2015 to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent
						X
4.18	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.19	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.20	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.21	Form of Global Note for $250 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.22 above)	8-K	001-35449	4.2	7/22/2013

4.22	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

4.23	Form of Global Note for $225 million aggregate principal amount of 6.500% Senior Notes due 2018 (included in Exhibit 4.22 above)	8-K	001-35449	4.3	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.4
Assignment, Assumption and Recognition Agreement, dated October 9, 2015, between Nationstar Agency Advance Funding Trust (assignor), Nationstar Agency Advance Receivables Trust (assignee), Nationstar Agency Advance Funding LLC (assignor depositor), Nationstar Agency Advance Funding II LLC (assignee depositor), Nationstar Mortgage LLC (seller), Barclays Bank PLC and Credit Suisse AG, New York Branch (assignor administrative agents) and JPMorgan Chase Bank, N.A. (assignee administrative agent)
						X

10.5	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.6	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.7	Amended and Restated Master Repurchase Agreement, dated May 17, 2013, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.10	8/12/2013

10.8	Amendment Number One, dated July 18, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.14	11/14/2013

10.9	Amendment Number Two, dated July 24, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.15	11/14/2013

10.10	Amendment Number Three, dated September 20, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.16	11/14/2013

10.11	Amendment Number Four, dated November 4, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, between Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.22	2/28/2014

10.12	Amendment Number Five, dated November 13, 2013, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-K	001-35449	10.23	2/28/2014

10.13	Amendment Number Six, dated November 25, 2013 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	5/9/2014

10.14	Amendment Number Seven, dated January 14, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	5/9/2014

10.15	Amendment Number Eight, dated August 21, 2014 to the Amended and Restated Master Repurchase Agreement among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.1	11/07/2014

10.16	Amendment Number Nine, dated October 20, 2014, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.2	11/07/2014

10.17	Amendment Number Ten, dated March 26, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	05/07/2015

10.18	Amendment Number Eleven, dated May 17, 2015, to the Amended and Restated Master Repurchase Agreement, dated as of May 17, 2013, among Barclays Bank PLC, Sutton Funding LLC and Nationstar Mortgage LLC					X

10.19	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.20	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.21	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.22	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.23	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.24	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.25	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.26	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.27	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	00135449	10.4	11/07/2014

10.28	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC	8-K	333-171370	10.3	3/6/2012

10.30	Second Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.9	11/14/2013

10.31	Second Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and NIC MSR II LLC	10-Q	001-35449	10.10	11/14/2013

10.32	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.45	3/15/2013

10.33	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XIII LLC	10-K	001-35449	10.46	3/15/2013

10.34	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.47	3/15/2013

10.35	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR IX LLC	10-K	001-35449	10.48	3/15/2013

10.36	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.49	3/15/2013

10.37	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR X LLC	10-K	001-35449	10.50	3/15/2013

10.38	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.51	3/15/2013

10.39	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XI LLC	10-K	001-35449	10.52	3/15/2013

10.40	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.53	3/15/2013

10.41	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.8	11/14/2013

10.42	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-K	001-35449	10.54	3/15/2013

10.43	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of September 10, 2013, between Nationstar Mortgage LLC and MSR XII LLC	10-Q	001-35449	10.7	11/14/2013

10.44**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles	10-K	001-35449	10.45	02/26/2015

10.45**	Offer Letter and Acceptance, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers					X

10.46**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls					X

10.47**	Separation Agreement and Release of All Claims, dated as of November 23, 2015, by and between Nationstar Mortgage Holdings Inc. and Kal Raman	8-K	001-35449	10.1	11/30/2015

10.48**	Nationstar Mortgage Holdings Inc. Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.4	05/07/2015

10.49**	Form of Restricted Stock Grant Agreement for Employees (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.1	11/16/2012

10.50**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.51**	Form of Restricted Stock Grant Agreement for Non-Employee Directors (IPO) under the 2012 Incentive Compensation Plan	8-K	001-35449	10.3	11/16/2012

10.52**	Form of Restricted Stock Grant Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	8-K	001-35449	10.4	11/16/2012

10.53**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2012 Incentive Compensation Plan	10-Q	001-35449	10.6	11/07/2014

10.54**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan					X

10.55**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.56**	Form of Cash Award Agreement for Employees under the 2012 Incentive Compensation Plan	10-K	001-35449	10.80	3/15/2013

10.57**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.58**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.