Form 10-Q
period 2016-03-31
Nationstar Mortgage Holdings Inc.
filed 2016-05-05
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of March 31, 2016: 102,873,112

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$460,951	$613,241
Restricted cash	307,564	332,105
Mortgage servicing rights, $3,088,123 and $3,358,327 at fair value, respectively	3,096,084	3,366,973
Advances, net	2,070,599	2,223,083
Reverse mortgage interests, net	7,584,086	7,514,323
Mortgage loans held for sale	1,880,654	1,429,691
Mortgage loans held for investment, net of allowance for loan losses of $3,549 and $3,549, respectively	166,564	173,650
Property and equipment, net of accumulated depreciation of $106,797 and $92,834, respectively	142,155	142,836
Derivative financial instruments	109,168	99,699
Other assets	733,699	721,832
Total assets	$16,551,524	$16,617,433

Liabilities and stockholders' equity
Unsecured senior notes, net of unamortized debt issuance costs $21,535 and $22,940, respectively	$2,025,265	$2,025,754
Advance facilities, net of unamortized debt issuance costs $3,409 and $6,433, respectively	1,563,750	1,639,690
Warehouse facilities, net of unamortized debt issuance costs $2,171 and $3,206, respectively	2,414,495	1,890,320
Payables and accrued liabilities	1,139,400	1,296,387
MSR related liabilities - nonrecourse	1,242,999	1,300,782
Mortgage servicing liabilities	18,065	25,260
Derivative financial instruments	20,835	5,823
Other nonrecourse debt, net of unamortized debt issuance costs $5,758 and $4,558, respectively	6,545,196	6,666,040
Total liabilities	14,970,005	14,850,056
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 shares authorized, 109,909 shares and 109,826 shares issued, respectively	1,099	1,084
Additional paid-in-capital	1,109,005	1,104,972
Retained earnings	549,449	681,838
Treasury shares at cost; 7,036 and 989 shares, respectively	(86,395)	(29,780)
Total Nationstar stockholders' equity	1,573,158	1,758,114
Noncontrolling interest	8,361	9,263
Total stockholders' equity	1,581,519	1,767,377
Total liabilities and stockholders' equity	$16,551,524	$16,617,433
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for earnings per share data)

	Three months ended March 31,
	2016	2015
Revenues:
Service related	$92,653	$215,123
Net gain on mortgage loans held for sale	171,116	166,994
Total revenues	263,769	382,117
Expenses:
Salaries, wages and benefits	197,362	178,755
General and administrative	224,115	205,088
Total expenses	421,477	383,843
Other income (expenses):
Interest income	102,843	43,774
Interest expense	(160,776)	(115,648)
Gain on repurchase of unsecured senior notes	77	—
Gain (loss) on interest rate swaps and caps	8	(767)
Total other expenses, net	(57,848)	(72,641)
Loss before income tax benefit	(215,556)	(74,367)
Income tax benefit	(82,265)	(27,525)
Net loss	(133,291)	(46,842)
Less: net income (loss) attributable to non-controlling interests	(902)	1,473
Net loss attributable to Nationstar	$(132,389)	$(48,315)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(1.28)	$(0.54)
Weighted average shares of common stock outstanding:
Basic and diluted	103,098	89,911
Dividends declared per share	$—	$—
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Number of Shares Outstanding	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	90,357	$910	$587,446	$643,059	$(12,433)	$1,218,982	$5,296	$1,224,278
Shares issued under incentive plan	585	(1)	1	—	—	—	—	—
Acquisition on noncontrolling interest in subsidiaries	—	—	—	—	—	—	(760)	(760)
Share-based compensation	—	—	5,524	—	—	5,524	—	5,524
Stock offering	17,500	175	497,583	—	—	497,758	—	497,758
Excess tax benefit from share based compensation	—	—	1,095	—	—	1,095	—	1,095
Shares acquired by Nationstar related to incentive compensation awards	(188)	—	—	—	(5,442)	(5,442)	—	(5,442)
Other	(675)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	(48,315)	—	(48,315)	1,473	(46,842)
Balance at March 31, 2015	107,579	$1,084	$1,091,649	$594,744	$(17,875)	$1,669,602	$6,009	$1,675,611

Balance at December 31, 2015	108,837	$1,084	$1,104,972	$681,838	$(29,780)	$1,758,114	$9,263	$1,767,377
Shares issued under incentive plan	489	—	—	—	—	—	—	—
Share-based compensation	—	—	6,843	—	—	6,843	—	6,843
Excess tax deficiency from share-based compensation	—	—	(2,795)	—	—	(2,795)	—	(2,795)
Shares acquired by Nationstar related to incentive compensation awards	(145)	—	—	—	(1,564)	(1,564)	—	(1,564)
Repurchase of common stock	(5,522)	—	—	—	(55,051)	(55,051)	—	(55,051)
Other	(786)	15	(15)	—	—	—	—	—
Net loss	—	—	—	(132,389)	—	(132,389)	(902)	(133,291)
Balance at March 31, 2016	102,873	$1,099	$1,109,005	$549,449	$(86,395)	$1,573,158	$8,361	$1,581,519

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Three months ended March 31,
	2016	2015
Operating Activities
Net loss attributable to Nationstar	$(132,389)	$(48,315)
Reconciliation of net loss to net cash attributable to operating activities:
Noncontrolling interest	(902)	1,473
Share-based compensation	6,843	5,524
Excess tax deficiency (benefit) from share-based compensation	2,795	(1,095)
Net gain on mortgage loans held for sale	(171,116)	(166,994)
Mortgage loans originated and purchased, net of fees	(4,240,116)	(4,209,078)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	(486,124)	(405,893)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	4,377,242	4,003,126
Gain on repurchase of unsecured senior notes	(77)	—
(Gain) loss on interest rate swaps and caps	(8)	767
Depreciation and amortization	23,144	18,119
Amortization (accretion) of premiums (discounts)	9,878	(7,062)
Fair value changes in excess spread financing	(23,699)	13,114
Fair value changes and amortization/accretion of mortgage servicing rights	286,378	204,200
Fair value change in mortgage servicing rights financing liability	13,033	(4,386)
Changes in assets and liabilities:
Advances	152,484	95,436
Reverse mortgage interests	(14,998)	(180,793)
Other assets	26,111	18,677
Payables and accrued liabilities	(159,895)	2,873
Net cash attributable to operating activities	(331,416)	(660,307)

Investing Activities
Property and equipment additions, net of disposals	(13,104)	(11,993)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(1,530)	(196,081)
Proceeds from sale of forward mortgage servicing rights	18,361	—
Purchase of reverse mortgage interests	(55,215)	—
Proceeds on sale of reverse mortgage interest	450	—
Acquisitions, net	—	(31,276)
Net cash attributable to investing activities	(51,038)	(239,350)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(amounts in thousands)

	Three months ended March 31,
	2016	2015
Financing Activities
Transfers (to) from restricted cash, net	24,541	(73,012)
Issuance of common stock, net of issuance costs	—	497,758
Debt financing costs	(2,497)	(1,549)
Increase in warehouse facilities	522,893	904,850
Decrease in advance facilities	(79,048)	(18,471)
Proceeds from HECM securitizations	281,680	73,082
Repayment of HECM securitizations	(285,985)	(26,829)
Issuance of excess spread financing	—	52,957
Repayment of excess spread financing	(47,117)	(49,516)
Increase (decrease) in participating interest financing in reverse mortgage interests	(120,362)	64,781
Repayment of nonrecourse debt – legacy assets	(3,056)	(3,273)
Repurchase of unsecured senior notes	(1,475)	—
Excess tax (deficiency) benefit from share-based compensation	(2,795)	1,095
Surrender of shares relating to stock vesting	(1,564)	(5,442)
Repurchase of common stock	(55,051)	—
Net cash attributable to financing activities	230,164	1,416,431
Net increase (decrease) in cash and cash equivalents	(152,290)	516,774
Cash and cash equivalents at beginning of period	613,241	299,002
Cash and cash equivalents at end of period	$460,951	$815,776

Supplemental disclosures of cash activities
Cash paid for interest expense	$166,898	$110,144
Net cash (received from) paid for income taxes	$15,365	$(609)
Supplemental disclosures of non-cash activities
Claims made to third parties	$13,910	$22,116
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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

Basis of Presentation
The consolidated interim financial statements of Nationstar have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015. The Company describes its significant accounting policies in Note 2 of the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the three month period ended March 31, 2016, there were no significant changes to those accounting policies.

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

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities (VIEs) where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments when the entity is a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions on consolidated entities have been eliminated. Business combinations are included in the consolidated financial statements from their respective dates of acquisition. Results of operations, assets and liabilities of VIEs are included from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.

Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation. As shown in the table below, pursuant to the adoption of ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company has reclassified unamortized debt issuance costs associated with its unsecured senior notes, advance facilities, warehouse facilities and other nonrecourse debt in its previously reported Consolidated Balance Sheet as of December 31, 2015 as follows:

	As presented		As adjusted
	December 31, 2015	Reclassification	December 31, 2015
Other assets	$758,969	$(37,137)	$721,832
Unsecured senior notes	2,048,694	(22,940)	2,025,754
Advance facilities	1,646,123	(6,433)	1,639,690
Warehouse facilities	1,893,526	(3,206)	1,890,320
Other nonrecourse debt	6,670,598	(4,558)	6,666,040

Recent Accounting Guidance Adopted
Effective January 1, 2016, the Company adopted Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting that could be achieved after the requisite service period be treated as a performance condition. The adoption of ASU 2014-12 did not have a material impact on our financial condition, liquidity or results of operations.

Effective January 1, 2016, the Company retrospectively adopted Accounting Standards Update 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. The adoption of ASU 2015-03 was limited to balance sheet reclassification of unamortized debt issuance costs, and did not impact the Company's financial condition, liquidity or results of operations. See Reclassifications section in Note 1 for further details. Also, ASU 2015-15 Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements further expands ASU 2015-03 for presentation and disclosure in the financial statements. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on our financial condition, liquidity or results of operations.

Effective January 1, 2016, the Company prospectively adopted Accounting Standards Update 2015-05, Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. If the cloud computing arrangement does not include a software license, then the fees should be accounted for as a service contract. The adoption of ASU 2015-05 did not have a material impact on our financial condition, liquidity or results of operations.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which provides guidance for revenue recognition. This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The ASU 2014-09 was postponed resulting in effective commencement with Nationstar's quarter ending March 31, 2018. The Company is currently assessing the potential impact of ASU 2014-09 on the consolidated financial statements.

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

Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), primarily impacts accounting for equity investments and financial liabilities under the fair value option, as well as the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements that are 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10) amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the Financial Accounting Standards Board's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

2. Mortgage Servicing Rights (MSR) and Related Liabilities

MSRs and Related Liabilities	March 31, 2016	December 31, 2015
MSRs - fair value	$3,088,123	$3,358,327
MSRs - LOCOM	7,961	8,646
Mortgage servicing rights	$3,096,084	$3,366,973

Mortgage servicing liabilities - LOCOM	$18,065	$25,260

Excess spread financing - fair value	$1,161,270	$1,232,086
Mortgage servicing rights financing liability - fair value	81,729	68,696
MSR related liabilities (nonrecourse)	$1,242,999	$1,300,782

Mortgage Servicing Rights - Fair Value
MSRs - fair value consists of rights the Company owns and records as assets to service traditional residential mortgage loans for others either as a result of a purchase transaction or from the sale and securitization of loans originated. MSRs - fair value comprise rights related to both agency and non-agency loans. The Company segregates MSRs - fair value between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates.

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

Interest sensitive portfolios generally consist of lower delinquency single-family conforming residential forward mortgage agency loans. Credit sensitive portfolios generally consist of higher delinquency single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors.

The following table provides a breakdown of the total credit and interest sensitive unpaid principal balances (UPBs) for Nationstar's forward owned MSRs that are carried at fair value.

	March 31, 2016		December 31, 2015
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$214,623,983	$1,918,310	$224,334,415	$2,016,617
Interest sensitive	118,036,249	1,169,813	121,341,842	1,341,710
Total	$332,660,232	$3,088,123	$345,676,257	$3,358,327

The activity of MSRs carried at fair value is as follows for the dates indicated:

	Three months ended March 31,
MSRs - Fair Value	2016	2015
Fair value at the beginning of the period	$3,358,327	$2,949,739
Additions:
Servicing resulting from transfers of financial assets	39,663	44,232
Purchases of servicing assets	1,643	238,413
Dispositions:
Dispositions	(18,621)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(235,581)	(109,684)
Other changes in fair value	(57,308)	(100,502)
Fair value at the end of the period	$3,088,123	$3,022,198
Servicing resulting from transfers of financial assets comprises the fair value of the newly originated MSRs at the time the loan is funded and securitized.
During the first quarter of 2016, Nationstar sold MSRs with an unpaid principal balance of $1.9 billion and was retained as the subservicer for the sold assets. The Company evaluated the sale accounting requirements related to this transaction given the continued involvement as the subservicer and concluded that the transaction qualifies for sales accounting.

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive	March 31, 2016	December 31, 2015
Discount rate	11.6%	11.6%
Total prepayment speeds	16.4%	16.5%
Expected weighted-average life	5.8 years	5.9 years

Interest Sensitive	March 31, 2016	December 31, 2015
Discount rate	9.2%	9.1%
Total prepayment speeds	14.1%	12.4%
Expected weighted-average life	5.6 years	6.1 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at March 31, 2016 and December 31, 2015:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2016
Mortgage servicing rights	$(105,221)	$(206,145)	$(132,489)	$(253,694)
December 31, 2015
Mortgage servicing rights	$(123,115)	$(237,779)	$(132,277)	$(253,028)

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

MSRs - Lower of Cost or Market (LOCOM)
Nationstar owns the right to service certain reverse mortgages with an unpaid principal balance of $29.0 billion and $29.9 billion as of March 31, 2016 and December 31, 2015, respectively. Nationstar carries these mortgage servicing rights at the lower of cost or market and performs an impairment analysis at the end of each reporting period. In determining fair value for the purpose of impairment, Nationstar utilizes a variety of assumptions, with the primary assumptions being discount rates, prepayment speeds, home price index, collateral values and the expected weighted average life. At March 31, 2016 and December 31, 2015, no impairment was identified.

The activity of MSRs carried at amortized cost is as follows for the dates indicated:

	Three months ended March 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Activity of MSRs - LOCOM
Balance at the beginning of the period	$8,646	$25,260	$11,582	$65,382
Additions:
Purchase/assumptions of servicing rights/obligations	—	—	—	—
Deductions:
Amortization/accretion	(685)	(7,195)	(798)	(6,783)
Balance at end of the period	$7,961	$18,065	$10,784	$58,599
Fair value at end of period	$28,129	$2,416	$32,618	$55,579

For the three months ended March 31, 2016 and 2015, the Company accreted $7.2 million and $6.8 million, respectively, of the mortgage servicing liability. Issuers of HECMs are responsible for repurchasing any loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand.

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
Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

Contemporaneous with the above, Nationstar entered into refinanced loan agreements with New Residential. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of various assumptions used in Nationstar's valuation of Excess Spread financing were as follows:

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
March 31, 2016
Low	8.5%	4.1	8.5%	6.7%
High	15.9%	7.2	14.1%	28.9%
Weighted-average	11.9%	5.8	11.0%	18.3%
December 31, 2015
Low	7.4%	4.2	8.5%	6.8%
High	17.1%	7.8	14.1%	30.0%
Weighted-average	11.6%	5.9	11.2%	17.7%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated:

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2016
Excess spread financing	$43,552	$90,412	$42,394	$88,488
December 31, 2015
Excess spread financing	$41,806	$86,791	$36,530	$76,373

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

Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms to New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. Consequently, Nationstar records a MSR financing liability associated with this financing transaction. See Note 18, Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC for additional information.

Nationstar elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations. The weighted average assumptions used in the valuation of mortgage servicing rights financing liability were as follows:

	March 31, 2016	December 31, 2015
Advance financing rates	3.1%	3.0%
Annual advance recovery rates	20.5%	20.9%

The following table provides a breakout of revenue associated with servicing assets and liabilities.

	Three months ended March 31,
Service Fee Income (Loss)	2016	2015
Contractually specified servicing fees	$281,088	$276,444
Incentive and modification income	23,801	22,865
Late fees	18,523	17,583
Other service-related income	30,294	33,120
Remittances to counterparties for contractual transfer of servicing assets	(74,387)	(74,657)
Mark-to-market	(255,008)	(112,443)
Amortization	(48,662)	(62,915)
Total service fee income (loss)	$(24,351)	$99,997

3. Advances, Net

	March 31, 2016	December 31, 2015
Agency	$1,280,744	$1,396,176
Non-agency	789,855	826,907
Total advances, net	$2,070,599	$2,223,083

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
As of March 31, 2016 and December 31, 2015, Nationstar carried an allowance for uncollectible servicer advances of $37.7 million and $29.9 million, respectively. Advance balances are reflected net of these reserves.

4. Reverse Mortgage Interests

	March 31, 2016	December 31, 2015
Participating Interests	$5,752,917	$5,864,329
Other interests securitized, net of reserves of $ 27,626 and $32,780, respectively	682,797	682,137
Unsecuritized interests, net of reserves of $33,091 and $20,133, respectively	1,093,157	967,857
Reverse mortgage loans held for sale	55,215	—
Total reverse mortgage interests	$7,584,086	$7,514,323

Participating interests
Participating interests consists of reverse mortgage interests which have been transferred to Ginnie Mae and subsequently securitized through the issuance of Home Equity Conversion Mortgage Backed Securities (HMBS).

Other interests securitized
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

Unsecuritized interests
Unsecuritized interests consist primarily of the following: (1) $747.5 million related to repurchased Ginnie Mae HECMs; (2) $135.0 million related to HECM-related receivables; (3) $99.9 million related to claims accounts receivable; (4) $85.4 million related to funded borrower draws not yet securitized; (5) $21.4 million related to participating interests and advance receivable on an acquired HECM portfolio; (6) $27.3 million related to foreclosed assets; and (7) $9.7 million related to the HECM service fees receivable.

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

Reverse mortgage loans held for sale
During March 2016, Nationstar executed an option to purchase HECM loans related to a reverse mortgage loan trust, of which Nationstar was the master servicer and holder of clean-up call rights. The Company acquired reverse mortgage loans for $55.2 million with outstanding unpaid principal balance totaling $96.5 million, recorded at lower of cost or fair value. Nationstar plans to sell the loans acquired from the transaction and accordingly has classified as held for sale.

Reserves for servicing losses
Reserves for servicing losses are reflected through the Company's provision for losses and consist of (1) financial and (2) operational losses related to the servicing of HECM loans. Financial exposure is comprised of the cost of doing business related to servicing the HECM product and statutory items specific to investor types. Whereas operational losses are defined as un-reimbursable debenture interest curtailments imposed for missed servicing timelines. The Company assesses the reserve based on expected net realizable value of outstanding claims.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises (GSEs) or other third-party investors in the secondary market. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinances of loans or new home purchases (referred to as recapture). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All amounts in thousands, unless otherwise stated)

Mortgage loans held for sale consist of the following for the dates indicated:

	March 31, 2016	December 31, 2015
Mortgage loans held for sale – unpaid principal balance	$1,792,620	$1,373,607
Mark-to-market adjustment(1)	88,034	56,084
Total mortgage loans held for sale	$1,880,654	$1,429,691
(1) The mark-to-market adjustment is reflected in net gain on mortgage loans held for sale on our consolidated statements of operations.

Nationstar accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. When a loan is placed on non-accrual status, Nationstar reverses the interest that had been accrued but not yet received.
The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated:

	March 31, 2016		December 31, 2015
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$31,253	$28,030	$31,390	$28,996
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was as follows for the dates indicated:

Mortgage Loans Held for Sale - Unpaid Principal Balance	March 31, 2016	December 31, 2015
Foreclosure	$21,809	$16,174
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table:

	Three months ended March 31,
	2016	2015
Mortgage loans held for sale – beginning balance	$1,429,691	$1,277,931
Mortgage loans originated and purchased, net of fees	4,240,116	4,209,078
Repurchase of loans out of Ginnie Mae securitizations	222,712	393,550
Claims made to third parties(1)	(13,910)	(22,116)
Proceeds on sale of and payments of mortgage loans held for sale	(4,134,959)	(3,976,647)
Gain on sale of mortgage loans(2)	137,004	114,202
Mortgage loans held for sale – ending balance	$1,880,654	$1,995,998

(1) This is comprised of claims made on certain government guaranteed mortgage loans upon foreclosure.
(2) The gain on sale of mortgage loans is reflected in net gain on mortgage loans held for sale on our consolidated statements of operations.

Nationstar has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the three months ended March 31, 2016 and 2015, the Company repurchased a total of $222.7 million and $393.6 million loans, respectively, out of Ginnie Mae pools primarily in connection with loan modifications and loan resolution activity as part of Nationstar's contractual obligations as the servicer of the loans.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All amounts in thousands, unless otherwise stated)

Mortgage Loans Held for Investment, Net
Mortgage loans held for investment, net as of the dates indicated include:

	March 31, 2016	December 31, 2015
Mortgage loans held for investment, net – unpaid principal balance	$240,194	$250,033
Transfer discount:
Accretable	(14,398)	(14,631)
Non-accretable	(55,683)	(58,203)
Allowance for loan losses	(3,549)	(3,549)
Total mortgage loans held for investment, net	$166,564	$173,650

The changes in accretable yield on loans transferred to mortgage loans held for investment, net were as follows:

	Three months ended March 31, 2016	Twelve months ended December 31, 2015
Accretable Yield
Balance at the beginning of the period	$14,631	$15,503
Accretion	(668)	(2,727)
Reclassifications from nonaccretable discount	435	1,855
Balance at the end of the period	$14,398	$14,631
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.4 million of transfer discount to non-accretable yield during the three months ended March 31, 2016 and $1.9 million of transfer discount from non-accretable yield during the year ended December 31, 2015. Further, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

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

Mortgage Loans Held for Investment - Unpaid Principal Balance	March 31, 2016	December 31, 2015
Foreclosure	$40,532	$41,406

6. Other Assets

Other assets consist of the following:

	March 31, 2016	December 31, 2015
Receivables from trusts, agencies and prior servicers, net (1)	$186,268	$229,452
Accrued revenue	164,417	180,036
Loans subject to repurchase right from Ginnie Mae	179,881	117,163
Goodwill	71,141	71,141
Intangible assets	48,006	49,869
Deferred financing costs	5,915	5,713
Prepaid expenses	18,213	19,800
Receivables from affiliates, net	7,219	7,510
Real estate owned (REO), net	3,743	3,595
Other	48,896	37,553
Total other assets	$733,699	$721,832

(1) Net of reserves totaling of $167.7 million and $98.8 million as of March 31, 2016 and December 31, 2015, respectively. The increase in the reserves is primarily due to the movement of reserves from mortgage servicing rights attributable to liquidated loans that still have outstanding balances during the first quarter of 2016 in the amount of $64.7 million.

Receivables from trusts, agencies and prior services, net is primarily comprised of prior servicer receivables and custodial receivables acquired in asset acquisitions.

Accrued revenue is primarily comprised of service fees earned but not received.
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $179.9 million at March 31, 2016 and $117.2 million at December 31, 2015.

The increase in other is primarily due to $10.3 million that is expected to be received from counter parties on unsettled trades of securities at March 31, 2016.

Acquisitions
In January 2015, Xome Holdings LLC (Xome), a wholly owned subsidiary of Nationstar, acquired Experience 1, Inc., the holding company for Title365, Xome Signing (previously known as Trusted Signing), and technology subsidiaries Xome Labs (previously known as X1 Labs) and Xome Analytics (previously known as X1 Analytics) (collectively, Title365), a title agency and technology services provider for title insurance and escrow services. The total consideration was $35.9 million in cash. Related to the acquisition, the Company recorded $20.3 million in goodwill and $19.1 million in intangible assets as well as $3.5 million of other net liabilities. The recognized intangible assets primarily relate to customer relationships, trade names and technology.

In May 2015, Xome acquired Quantarium, LLC, a real estate analytics company that has developed industry-leading automated home valuation models utilizing advanced statistical methods and complex proprietary algorithms. Total consideration paid was $12.0 million. In June 2015, Xome acquired substantially all of the assets of GoPaperless Solutions, a leader in digital signature and document management Software-as-a-Service solutions. Total consideration paid was $2.0 million. Related to the acquisitions, the Company tentatively recorded an additional $3.4 million in goodwill and $10.4 million in intangible assets as well as $0.2 million of other net assets.

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

Associated with the Company's derivatives are $10.3 million and $3.9 million in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of March 31, 2016 and December 31, 2015, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

Nationstar enters into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as LPCs. LPCs are accounted for as derivatives and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Changes in LPCs are recorded as a charge or credit to net gain on mortgage loans held for sale.

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

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 million and $400 million, respectively, to mitigate interest rate risk associated with servicing advance facilities. Expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps in Nationstar's consolidated statements of operations. During the fourth quarter of 2015, the Company entered into a $100 million interest rate cap. The Company did not elect hedge accounting related to these agreements and they expired during the first quarter of 2016.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated:

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Three months ended March 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$123,810	$(562)	$(814)
Derivative financial instruments
IRLCs	2016	3,272,423	99,462	10,324
Forward MBS trades	2016	350,830	346	(5,777)
LPCs	2016	615,172	8,944	5,072
Eurodollar futures	2016-2021	6,000	11	(49)
Interest rate swaps	2017	11,481	405	(102)
Liabilities
Derivative financial instruments
IRLCs	2016	4,289	37	(32)
Forward MBS trades	2016	3,313,327	19,540	(15,794)
LPCs	2016	68,933	233	1,221
Eurodollar futures	2016-2021	381,000	594	(518)
Interest rate swaps	2017	11,481	431	110

Twelve months ended December 31, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$175,570	$252	$256
Derivative financial instruments
IRLCs	2016	2,767,927	89,138	1,236
Forward MBS trades	2016	1,665,894	6,123	5,839
LPCs	2016	387,891	3,872	1,873
Eurodollar futures	2016-2021	176,000	60	59
Interest rate swaps and caps	2016-2017	845,876	506	(359)

Liabilities
Derivative financial instruments
IRLCs	2016	2,304	5	2
Forward MBS trades	2016	1,807,418	3,746	14,614
LPCs	2016	314,047	1,454	(1,406)
Eurodollar futures	2016-2021	95,000	76	(69)
Interest rate swaps and caps	2016-2017	12,543	542	(439)

8. Indebtedness

Notes Payable

					March 31, 2016		December 31, 2015
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Advance Facilities
MBS advance financing facility	LIBOR+2.50%	March 2017	Servicing advance receivables	$130,000	$71,661	$65,022	$82,208	$89,221
Nationstar agency advance financing facility	LIBOR+2.00%	January 2017	Servicing advance receivables	400,000	302,386	319,398	310,316	364,352
MBS advance financing facility (2012)	LIBOR+5.00%	May 31, 2016	Servicing advance receivables	50,000	44,594	53,380	50,000	69,942
Nationstar mortgage advance receivable trust	LIBOR+ 2.00%	June 2016	Servicing advance receivables	500,000	330,865	389,681	335,408	394,110
MBS servicer advance facility (2014)	LIBOR+3.50%	August 2016	Servicing advance receivables	125,000	121,893	191,473	105,657	185,392
Nationstar agency advance receivables trust	LIBOR+2.00%	October 2017	Servicing advance receivables	1,400,000	695,760	752,588	762,534	822,504
Advance facilities principal amount					1,567,159	1,771,542	1,646,123	1,925,521
Debt issuance costs					(3,409)	—	(6,433)	—
Advance facilities, net of unamortized debt issuance costs					$1,563,750	$1,771,542	$1,639,690	$1,925,521

					March 31, 2016		December 31, 2015
	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Warehouse Facilities
$1.3 billion warehouse facility	LIBOR+2.0% to 2.875%	October 2016	Mortgage loans or MBS	$1,300,000	$887,423	$941,098	$633,694	$677,775
$1.0 billion warehouse facility	LIBOR+1.75% to 3.25%	June 2016	Mortgage loans or MBS	1,000,000	725,773	755,697	544,951	621,526
$500 million warehouse facility	LIBOR+1.75% to 2.75%	September 2016	Mortgage loans or MBS	500,000	271,662	277,933	174,702	178,923
$500 million warehouse facility	LIBOR+ 2.00% to 2.50%	November 2016	Mortgage loans or MBS	500,000	204,082	224,325	257,479	274,497
$350 million warehouse facility	LIBOR+2.20% to 4.50%	April 2017	Mortgage loans or MBS	350,000	21,485	29,359	97,790	111,541
$200 million warehouse facility	LIBOR+1.50%	April 2017	Mortgage loans or MBS	200,000	67,381	69,202	8,531	9,052
$300 million warehouse facility	LIBOR + 2.25%	December 2016	Mortgage loans or MBS	300,000	32,723	38,536	23,014	27,769
$200 million warehouse facility	LIBOR + 2.75% to 3.875%	November 2016	Mortgage loans or MBS	200,000	152,832	191,839	45,106	50,083
$75 million warehouse facility (HCM) (1)	LIBOR+ 2.25% to 2.875%	October 2016	Mortgage loans or MBS	75,000	24,913	29,547	53,102	59,563
$100 million warehouse facility (HCM)	LIBOR + 2.50% to 2.75%	November 2016	Mortgage loans or MBS	100,000	28,392	29,613	55,157	60,581
Warehouse facilities principal amount					2,416,666	2,587,149	1,893,526	2,071,310
Debt issuance costs					(2,171)	—	(3,206)	—
Warehouse facilities, net of unamortized debt issuance costs					$2,414,495	$2,587,149	$1,890,320	$2,071,310

Mortgage loans, net					$1,782,803	$1,867,637	$1,539,457	$1,681,352
Reverse mortgage interests, net					$631,692	$719,512	$350,863	$389,958

(1) This facility is a sublimit of the $1.3 billion facility specific to Home Community Mortgage (HCM).

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below:

	March 31, 2016	December 31, 2015
$475 million face value, 6.500% interest rate payable semi-annually, due August 2018	$475,000	$475,000
$375 million face value, 9.625% interest rate payable semi-annually, due May 2019	362,074	362,750
$400 million face value, 7.875% interest rate payable semi-annually, due October 2020	400,425	400,448
$600 million face value, 6.500% interest rate payable semi-annually, due July 2021	595,760	596,955
$300 million face value, 6.500% interest rate payable semi-annually, due June 2022	213,541	213,541
Unsecured senior notes principal amount, subtotal	2,046,800	2,048,694
Debt issuance costs	(21,535)	(22,940)
Unsecured senior notes, net of unamortized debt issuance costs	$2,025,265	$2,025,754

Nationstar repurchased $1,475 thousand in principal amount of outstanding notes during the first quarter of 2016 at a discount resulting in a gain of $77 thousand. The repurchase price included the principal amount of the note, plus accrued and unpaid interest.

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

Additionally, the indentures provide that on or before certain fixed dates, Nationstar may redeem up to 35% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest and additional interest, if any, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.

As of March 31, 2016, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows:

Year	Amount
2016	$—
2017	—
2018	475,000
2019	362,074
2020	400,425
Thereafter	809,301
Unsecured senior notes principal amount	2,046,800
Unamortized debt issuance costs	(21,535)
Unsecured senior notes, net of unamortized debt issuance costs	$2,025,265
Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below:

	March 31, 2016	December 31, 2015
Participating interest financing	$5,833,773	$5,947,407
2014-1 HECM securitization	—	226,851
2015-1 HECM securitization	199,309	222,495
2015-2 HECM securitization	183,569	209,030
2016-1 HECM securitization	272,115	—
Nonrecourse debt - legacy assets	62,188	64,815
Other nonrecourse debt principal amount	6,550,954	6,670,598
Unamortized debt issuance costs	(5,758)	(4,558)
Other nonrecourse debt, net of unamortized debt issuance costs	$6,545,196	$6,666,040
Participating Interest Financing
Participating interest financing represents the obligation to Ginnie Mae related to the transfer of reverse mortgage interests and subsequent securitization through issuance of HMBS. Nationstar has accounted for these securitizations as secured borrowings, retaining the initial reverse mortgage interests on its consolidated balance sheet, and recording the pooled HMBS as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS through securitization of advances on the HECM loans. The interest rate is based on the underlying HMBS rate with a range of 0.7% to 7.0%.

HECM Securitizations
From time to time, Nationstar securitizes its interests in reverse mortgages. These transactions provide investors with the ability to invest in a pool of non-performing Federal Housing Administration (FHA) insured HECM loans secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure in connection with HECM loans. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt.

During December 2014, Nationstar Mortgage LLC completed the securitization of approximately $343.6 million in Nationstar HECM Loan Trust 2014-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. As part of the securitization, Nationstar retained a portion of the offered Class A notes of approximately $70.4 million as well as the Class M Notes with an outstanding note balance of $36.2 million. A portion of the notes retained by Nationstar represent subordinated beneficial interests. During the first quarter 2015, the Company sold the remaining retained portions of the Class A and the Class M notes for total proceeds of $73.1 million. During January 2016, Nationstar executed an optional redemption of the notes within HECM Loan Trust 2014-1.  The Company re-securitized the collateral from the transaction and achieved a lower cost of funds within HECM Loan Trust 2016-1.

During June 2015, Nationstar Mortgage LLC completed the securitization of approximately $269.4 million in Nationstar HECM Loan Trust 2015-1 Mortgage Backed Securities. The notes were issued under two separate classes, comprised of Class A Notes and Class M Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of May 2018. No portion of the notes were retained by the Company as of March 31, 2016.

During November 2015, Nationstar Mortgage LLC completed the securitization of approximately $217.3 million in Nationstar HECM Loan Trust 2015-2 Mortgage Backed Securities. The notes were issued under three separate classes, comprised of Class A Notes, Class M1 Notes and Class M2 Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of November 2025. No portion of the notes were retained by the Company as of March 31, 2016.

During March 2016, Nationstar Mortgage LLC completed the securitization of approximately $281.7 million in Nationstar HECM Loan Trust 2016-1 Mortgage Backed Securities. The notes were issued as three separate classes, comprised of Class A Notes, Class M1 Notes and Class M2 Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of February 2026. No portion of the notes were retained by the Company as of March 31, 2016.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222.0 million of Asset Backed Securities (ABS), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on its consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $62.2 million at March 31, 2016 and $64.8 million at December 31, 2015. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $236.0 million and $242.4 million at March 31, 2016 and December 31, 2015, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $72.3 million and $75.4 million at March 31, 2016 and December 31, 2015, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the three month period ended March 31, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. As a result of the change, Nationstar was unable to meet the profitability requirement in one outstanding warehouse facility and one MBS facility. Nationstar received a waiver from these financial institutions on these profitability requirements for the period ended March 31, 2016. After giving effect to these waivers, the Company was in compliance with all required financial covenants as of March 31, 2016.

Nationstar is required to maintain a minimum tangible net worth of at least $681.7 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. At March 31, 2016, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following:

	March 31, 2016	December 31, 2015
Payables to servicing and subservicing investors	$447,996	$483,535
Loans subject to repurchase from Ginnie Mae	179,881	117,163
Accrued bonus and payroll	68,700	96,381
Payables to GSEs	81,132	87,748
Payable to insurance carriers and insurance cancellation reserves	71,174	69,936
Accrued interest	63,675	61,071
Repurchase reserves	26,015	26,404
Payables to securitization trusts	20,450	24,910
MSR purchases payable including advances	9,702	21,851
Other	170,675	307,388
Total payables and accrued liabilities	$1,139,400	$1,296,387

Payables to Servicing and Subservicing Investors, Payables to GSEs, and Payables to Securitization Trusts
Payables to servicing and subservicing investors represent amounts due to investors in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

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

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT), (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as Nationstar is the primary beneficiary. Also, Nationstar consolidated three reverse mortgage SPEs which are (v) Nationstar HECM Loan Trust 2015-1, (vi) Nationstar HECM Loan Trust 2015-2, (vii) Nationstar HECM Loan Trust 2016-1 and it is the primary beneficiary.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	March 31, 2016		December 31, 2015
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$107,176	$24,962	$94,361	$36,089
Reverse mortgage interests, net	—	6,435,794	—	6,546,466
Advances	1,461,733	—	1,580,966	—
Mortgage loans held for investment, net	167,222	—	172,810	—
Derivative financial instruments	—	—	7	—
Other assets	4,639	—	4,538	—
Total assets	$1,740,770	$6,460,756	$1,852,682	$6,582,555
Liabilities
Advance facilities	$1,329,011	$—	$1,408,258	$—
Payables and accrued liabilities	2,173	498	2,116	665
Nonrecourse debt–legacy assets	62,188	—	64,815	—
2014-1 HECM securitization	—	—	—	226,851
2015-1 HECM securitization	—	199,309	—	222,495
2015-2 HECM securitization	—	183,569	—	209,030
2016-1 HECM securitization	—	272,116	—	—
Participating interest financing	—	5,833,773	—	5,947,407
Total liabilities	$1,393,372	$6,489,265	$1,475,189	$6,606,448

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

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	March 31, 2016	December 31, 2015
Total collateral balances	$3,020,839	$3,113,784
Total certificate balances	2,726,618	2,810,903

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2016 or December 31, 2015, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	March 31, 2016	December 31, 2015
Unconsolidated securitization trusts	$677,879	$727,879

	Three months ended March 31,
Credit Losses	2016	2015
Unconsolidated securitization trusts	$32,100	$57,461
Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows:

	Three months ended March 31,
	2016		2015
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$6,009	$—	$6,373	$—

11. Stockholders' Equity

On December 17, 2015, Nationstar announced that its Board of Director's authorized the repurchase of up to $150.0 million of the registrant's outstanding common stock through December 16, 2016. On February 9, 2016, Nationstar’s Board of Directors authorized a $100.0 million increase to the original repurchase authorization for an aggregate repurchase authorization of $250.0 million under the Company’s share repurchase program. As of March 31, 2016, a total of 6,026 thousand shares have been repurchased since the inception of the plan.
On February 11, 2016, Nationstar announced a Board-authorized tender offer via a modified Dutch auction to repurchase up to $100.0 million of common stock. On March 15, 2016, Nationstar repurchased approximately 7 thousand shares at purchase price of $9.40 per share.

During the first quarter of 2016, certain employees of Nationstar were granted 1,470 thousand restricted stock units (RSUs). The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $6.8 million of expense related to the share-based awards during the three months ended March 31, 2016.

12. Income Taxes

The components of income tax benefit on continuing operations were as follows:

	Three months ended March 31,
	2016	2015
Income tax benefit	$(82,265)	$(27,525)

Effective tax rate	38.2%	36.6%

For the three months ended March 31, 2016 and March 31, 2015, the effective tax rates differed from the statutory federal rate of 35.0% primarily due to the elimination of the book income of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate is based upon forecasted pre-tax income or loss for the year.

The elimination of the book income attributable to a less-than-wholly-owned subsidiary is treated as a permanent difference and reduces taxable income. When the Company is in a net income position, this adjustment reduces the effective tax rate and the corresponding income tax expense. When the Company is in a net loss position, this adjustment increases the effective tax rate and the corresponding income tax benefit. Because the Company is in a net loss position for the three months ended March 31,

2016, the book income attributable to a less-than-wholly-owned subsidiary increases the effective tax rate and the income tax benefit.

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

Nationstar may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has elected to carry these loans at fair value, which is a Level 2 fair value measurement. See Note 5, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Loans Held for Investment, net (Level 3) – Nationstar determines the fair value of loans held for investment, net, using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from internally developed valuation models, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Servicing Rights – Fair Value (Level 3) – Nationstar estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 2, Mortgage Servicing Rights and Related Liabilities for more information.

Advances, net (Level 3) - We value advances at their net realizable value, which generally approximates fair value, because advances have no stated maturity, are generally realized within a relatively short period of time and do not bear interest. See Note 3, Advances, Net for more information.
Reverse Mortgage Interests (Level 3) – Nationstar’s reverse mortgage interests consist of fees paid to taxing authorities for borrowers' unpaid taxes and insurance, and payments made to borrowers for line of credit draws on reverse mortgages. These interests are carried at lower of cost or market in the financial statements. Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar reverse mortgage loans, adjusted for certain factors. As the adjustments to factors require the use of judgment, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 4, Reverse Mortgage Interests for more information.
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 7, Derivative Financial Instruments for more information.
Advance Facilities and Warehouse Facilities (Level 2) – As the underlying warehouse and advance finance facilities bear interest at a rate that is periodically adjusted based on a market index, the carrying amount reported on the consolidated balance sheets approximates fair value. See Note 8, Indebtedness for more information.
Unsecured Senior Notes (Level 1) – The fair value of unsecured senior notes, which are carried at amortized cost, is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value. See Note 8, Indebtedness for more information.
Nonrecourse Debt – Legacy Assets (Level 3) – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 8, Indebtedness for more information.
Excess Spread Financing (Level 3) – Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 2, Mortgage Servicing Rights and Related Liabilities for more information.
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows. The cash flow assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. As these prices are derived from a combination of internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 2, Mortgage Servicing Rights and Related Liabilities for more information.
Participating Interest Financing (Level 2) – Nationstar estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. Nationstar classifies these valuations as Level 2 in the fair value disclosures. See Note 2, Mortgage Servicing Rights and Related Liabilities, and Note 8, Indebtedness for more information.
HECM Securitizations (Level 3) – Nationstar estimates fair value of the nonrecourse debt related to HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, Nationstar classifies this as Level 3 in the fair value disclosures. See Note 8, Indebtedness for more information.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated:

		March 31, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,880,654	$—	$1,880,654	$—
Mortgage servicing rights(1)	3,088,123	—	—	3,088,123
Derivative financial instruments:
IRLCs	99,462	—	99,462	—
Forward MBS trades	346	—	346	—
LPCs	8,944	—	8,944	—
Interest rate swaps and caps	405	—	405	—
Eurodollar futures	11	—	11	—
Total assets	$5,077,945	$—	$1,989,822	$3,088,123
Liabilities
Derivative financial instruments
IRLCs	$37	$—	$37	$—
Forward MBS trades	19,540	—	19,540	—
LPCs	233	—	233	—
Interest rate swaps and caps	431	—	431	—
Eurodollar futures	594	—	594	—
Mortgage servicing rights financing	81,729	—	—	81,729
Excess spread financing	1,161,270	—	—	1,161,270
Total liabilities	$1,263,834	$—	$20,835	$1,242,999

		December 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,429,691	$—	$1,429,691	$—
Mortgage servicing rights(1)	3,358,327	—	—	3,358,327
Derivative financial instruments:
IRLCs	89,138	—	89,138	—
Forward MBS trades	6,123	—	6,123	—
LPCs	3,872	—	3,872	—
Interest rate swaps and caps	506	—	506	—
Eurodollar futures	60	—	60	—
Total assets	$4,887,717	$—	$1,529,390	$3,358,327
Liabilities
Derivative financial instruments
IRLCs	$5	$—	$5	$—
Forward MBS trades	3,746	—	3,746	—
LPCs	1,454	—	1,454	—
Interest rate swaps and caps	542	—	542	—
Eurodollar futures	76	—	76	—
Mortgage servicing rights financing	68,696	—	—	68,696
Excess spread financing	1,232,086	—	—	1,232,086
Total liabilities	$1,306,605	$—	$5,823	$1,300,782

(1) Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated:

	Assets	Liabilities
Three months ended March 31, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$3,358,327	$1,232,086	$68,696
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(292,889)	(23,699)	13,033
Purchases, issuances, sales and settlements
Purchases	1,643	—	—
Issuances	39,663	—	—
Sales	—	—	—
Settlements	—	(47,117)	—
Dispositions	(18,621)	—	—
Ending balance	$3,088,123	$1,161,270	$81,729

	Assets	Liabilities
Twelve months ended December 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,949,739	$1,031,035	$49,430
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in earnings	(496,990)	25,631	19,266
Purchases, issuances, sales and settlements
Purchases	729,984	—	—
Issuances	221,762	385,637	—
Sales	—	—	—
Settlements	—	(210,217)	—
Dispositions	(46,168)	—	—
Ending balance	$3,358,327	$1,232,086	$68,696

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	March 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$460,951	$460,951	$—	$—
Restricted cash	307,564	307,564	—	—
Advances, net	2,070,599	—	—	2,070,599
Reverse mortgage interests, net	7,584,086	—	—	7,624,696
Mortgage loans held for sale	1,880,654	—	1,880,654	—
Mortgage loans held for investment, net	166,564	—	—	170,584
Derivative financial instruments	109,168	—	109,168	—
Financial liabilities
Unsecured senior notes	2,025,265	1,918,283	—	—
Advance facilities	1,563,750	—	1,563,750	—
Warehouse facilities	2,414,495	—	2,414,495	—
Mortgage servicing rights financing liability	81,729	—	—	81,729
Derivative financial instruments	20,835	—	20,835	—
Excess spread financing	1,161,270	—	—	1,161,270
Nonrecourse debt - legacy assets	62,188	—	—	61,466
Participating interest financing	5,833,773	—	5,809,749	—
2015-1 HECM securitization	199,309	—	—	208,201
2015-2 HECM securitization	183,569	—	—	208,619
2016-1 HECM securitization	272,115	—	—	290,125

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$613,241	$613,241	$—	$—
Restricted cash	332,105	332,105	—	—
Mortgage loans held for sale	1,429,691	—	1,429,691	—
Mortgage loans held for investment, net	173,650	—	—	174,147
Advances, net	2,223,083	—	—	2,223,083
Reverse mortgage interests	7,514,323	—	—	7,705,475
Derivative financial instruments	99,699	—	99,699	—
Financial liabilities:
Unsecured senior notes	2,048,694	1,911,777	—	—
Advance facilities	1,646,123	—	1,646,123	—
Warehouse facilities	1,893,526	—	1,893,526	—
Derivative financial instruments	5,823	—	5,823	—
Excess spread financing	1,232,086	—	—	1,232,086
Mortgage servicing rights financing liability	68,696	—	—	68,696
Nonrecourse debt - legacy assets	64,815	—	—	74,264
Participating interest financing	5,947,407	—	6,091,285	—
2014-1 HECM securitization	226,851	—	—	298,048
2015-1 HECM securitization	222,495	—	—	275,223
2015-2 HECM securitization	209,030	—	—	249,507

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1.2 billion. As of March 31, 2016, Nationstar was in compliance with its selling and servicing capital requirements.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $13.1 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively, was included in general and administrative expenses on the consolidated statements of operations.
For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $17 million to $50 million in excess of the accrued liability (if any) related to those matters as of March 31, 2016. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure.
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

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 7, Derivative Financial Instruments.

Nationstar has certain MSRs related to approximately $29.0 billion of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At March 31, 2016, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $3.0 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting

Nationstar’s segments are based upon Nationstar’s organizational structure, which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.

The following tables are a presentation of financial information by segment for the periods indicated:

	Three months ended March 31, 2016
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
Revenues:
Service related	$(24,351)	$15,267	$101,433	$92,349	$304	$—	$92,653
Net gain on mortgage loans held for sale	23,161	147,943	—	171,104	12	—	171,116
Total revenues	(1,190)	163,210	101,433	263,453	316	—	263,769
Total expenses	184,356	124,838	89,994	399,188	22,289	—	421,477
Other income (expense):
Interest income	84,633	14,561	3	99,197	3,646	—	102,843
Interest expense	(106,841)	(13,142)	(25)	(120,008)	(40,768)	—	(160,776)
Gain on repurchase of unsecured senior notes	—	—	—	—	77	—	77
Gain (loss) on interest rate swaps and caps	(7)	—	—	(7)	15	—	8
Total other income (expense)	(22,215)	1,419	(22)	(20,818)	(37,030)	—	(57,848)
Income (loss) before taxes	$(207,761)	$39,791	$11,417	$(156,553)	$(59,003)	$—	$(215,556)
Depreciation and amortization	$6,189	$2,632	$5,934	$14,755	$8,389	$—	$23,144
Total assets	12,760,129	4,303,766	306,647	17,370,542	(819,018)	—	16,551,524

	Three months ended March 31, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Eliminations	Consolidated
Revenues:
Service related	$99,997	$7,065	$107,786	$214,848	$497	$(222)	$215,123
Net gain on mortgage loans held for sale	14,013	151,281	—	$165,294	1,700	—	$166,994
Total revenues	114,010	158,346	107,786	380,142	2,197	(222)	382,117
Total expenses	182,397	100,249	79,388	362,034	21,809	—	383,843
Other income (expense):
Interest income	24,639	15,267	—	39,906	3,646	222	43,774
Interest expense	(57,974)	(14,386)	(35)	(72,395)	(43,253)	—	(115,648)
Gain (loss) on interest rate swaps and caps	(801)	—	—	(801)	34	—	(767)
Total other income (expense)	(34,136)	881	(35)	(33,290)	(39,573)	222	(72,641)
Income (loss) before taxes	$(102,523)	$58,978	$28,363	$(15,182)	$(59,185)	$—	$(74,367)
Depreciation and amortization	$5,870	$3,700	$3,364	$12,934	$5,185	$—	$18,119
Total assets	9,420,014	1,965,961	236,013	$11,621,988	1,020,380	—	$12,642,368

17. Guarantor Financial Statement Information

As of March 31, 2016, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly-owned subsidiaries of Nationstar, have issued $2.0 billion aggregate principal amount of unsecured senior notes which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$426,150	$758	$34,043	$—	$460,951
Restricted cash	—	172,453	3	135,108	—	307,564
Mortgage servicing rights	—	3,096,084	—	—	—	3,096,084
Advances	—	2,070,537	—	62	—	2,070,599
Reverse mortgage interests, net	—	6,901,208	—	682,878	—	7,584,086
Mortgage loans held for sale	—	1,816,028	—	64,626	—	1,880,654
Mortgage loans held for investment, net	—	(658)	—	167,222	—	166,564
Property and equipment, net	—	113,745	865	27,545	—	142,155
Derivative financial instruments	—	105,527	—	3,641	—	109,168
Other assets	(57,595)	603,109	311,701	1,431,086	(1,554,602)	733,699
Investment in subsidiaries	1,639,114	572,217	—	—	(2,211,331)	—
Total assets	$1,581,519	$15,876,400	$313,327	$2,546,211	$(3,765,933)	$16,551,524
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,025,265	$—	$—	$—	$2,025,265
Advance facilities	—	234,739	—	1,329,011	—	1,563,750
Warehouse facilities	—	2,361,190	—	53,305	—	2,414,495
Payables and accrued liabilities	—	1,077,109	2,878	59,413	—	1,139,400
MSR related liabilities - nonrecourse	—	1,242,999	—	—	—	1,242,999
Mortgage servicing liabilities	—	18,065	—	—	—	18,065
Derivative financial instruments	—	20,835	—	—	—	20,835
Other nonrecourse debt	—	5,828,015	—	717,181	—	6,545,196
Payables to affiliates	—	1,429,069	4,731	120,802	(1,554,602)	—
Total liabilities	—	14,237,286	7,609	2,279,712	(1,554,602)	14,970,005
Total equity	1,581,519	1,639,114	305,718	266,499	(2,211,331)	1,581,519
Total liabilities and equity	$1,581,519	$15,876,400	$313,327	$2,546,211	$(3,765,933)	$16,551,524

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$(16,999)	$7,072	$102,580	$—	$92,653
Net gain on mortgage loans held for sale	—	162,566	—	8,550	—	171,116
Total revenues	—	145,567	7,072	111,130	—	263,769
Expenses
Salaries wages benefits	—	144,238	1,162	51,962	—	197,362
General and administrative	—	169,535	3,115	51,465	—	224,115
Total expenses	—	313,773	4,277	103,427	—	421,477
Other income (expense)
Interest income	—	91,080	—	11,763	—	102,843
Interest expense	—	(141,576)	—	(19,200)	—	(160,776)
Gain on repurchase of unsecured senior notes	—	77	—	—	—	77
Gain (loss) on interest rate swaps and caps	—	15	—	(7)	—	8
Gain (loss) from subsidiaries	(132,389)	2,956	—	—	129,433	—
Total other income (expense)	(132,389)	(47,448)	—	(7,444)	129,433	(57,848)
Income (loss) before taxes	(132,389)	(215,654)	2,795	259	129,433	(215,556)
Income tax expense	—	(82,265)	—	—	—	(82,265)
Net income (loss)	(132,389)	(133,389)	2,795	259	129,433	(133,291)
Less: Net gain (loss) attributable to noncontrolling interests	—	(1,000)	—	98	—	(902)
Net income (loss) excluding noncontrolling interests	$(132,389)	$(132,389)	$2,795	$161	$129,433	$(132,389)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2016

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(132,389)	$(132,389)	$2,795	$161	$129,433	$(132,389)
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	(1,000)	—	98	—	(902)
(Gain) loss from subsidiaries	132,389	(2,956)	—	—	(129,433)	—
Share-based compensation	—	4,857	20	1,966	—	6,843
Gain on repurchase of unsecured senior notes	—	(77)	—	—	—	(77)
Excess tax deficiency from share-based compensation	—	2,795	—	—	—	2,795
Gain on mortgage loans held for sale	—	(162,566)	—	(8,550)	—	(171,116)
Mortgage loans originated and purchased, net of fees	—	(4,006,685)	—	(233,431)	—	(4,240,116)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(486,124)	—	—	—	(486,124)
Proceeds on sale of and payments of mortgage loans held for sale	—	4,071,502	—	305,740	—	4,377,242
(Gain) loss on derivatives including ineffectiveness	—	(15)	—	7	—	(8)
Depreciation and amortization	—	17,210	—	5,934	—	23,144
Amortization (accretion) of premiums (discounts)	—	5,982	—	3,896	—	9,878
Fair value changes in excess spread financing	—	(23,699)	—	—	—	(23,699)
Fair value changes and amortization/accretion of mortgage servicing rights	—	286,378	—	—	—	286,378
Fair value change in mortgage servicing rights financing liability	—	13,033	—	—	—	13,033
Changes in assets and liabilities:
Advances	—	152,502	—	(18)	—	152,484
Reverse mortgage interests	—	(14,257)	—	(741)	—	(14,998)
Other assets	56,615	(125,563)	(4,569)	99,628	—	26,111
Payables and accrued liabilities	—	(152,453)	1,951	(9,393)	—	(159,895)
Net cash attributable to operating activities	56,615	(553,525)	197	165,297	—	(331,416)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2016 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(9,768)	3	(3,339)	—	(13,104)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(1,530)	—	—	—	(1,530)
Purchases of reverse mortgage servicing rights and interests	—	(55,215)	—	—	—	(55,215)
Proceeds on sale of forward service rights	—	18,361	—	—	—	18,361
Proceeds on sale of reverse mortgage interest	—	450	—	—	—	450
Net cash attributable to investing activities	—	(47,702)	3	(3,339)	—	(51,038)
Financing activities
Transfers (to) from restricted cash, net	—	26,273	—	(1,732)	—	24,541
Debt financing costs	—	(2,497)	—	—	—	(2,497)
Increase (decrease) warehouse facilities	—	577,848	—	(54,955)	—	522,893
Increase (decrease) advance facilities	—	199	—	(79,247)	—	(79,048)
Proceeds from HECM securitizations	—	—	—	281,680	—	281,680
Repayment of HECM securitizations	—	—	—	(285,985)	—	(285,985)
Repayment of excess spread financing	—	(47,117)	—	—	—	(47,117)
Increase in participating interest financing in reverse mortgage interests	—	(120,362)	—	—	—	(120,362)
Repayment of nonrecourse debt–legacy assets	—	—	—	(3,056)	—	(3,056)
Repurchase of unsecured senior notes	—	(1,475)	—	—	—	(1,475)
Excess tax deficiency from share-based compensation	—	(2,795)	—	—	—	(2,795)
Redemption of shares for stock vesting	(1,564)	—	—	—	—	(1,564)
Repurchase of treasury shares	(55,051)	—	—	—	—	(55,051)
Net cash attributable to financing activities	(56,615)	430,074	—	(143,295)	—	230,164
Net increase (decrease) in cash	—	(171,153)	200	18,663	—	(152,290)
Cash and cash equivalents at beginning of period	—	597,303	558	15,380	—	613,241
Cash and cash equivalents at end of period	$—	$426,150	$758	$34,043	$—	$460,951

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$597,303	$558	$15,380	$—	$613,241
Restricted cash	—	198,726	3	133,376	—	332,105
Mortgage servicing rights	—	3,366,973	—	—	—	3,366,973
Advances	—	2,223,039	—	44	—	2,223,083
Reverse mortgage interests, net	—	6,832,186	—	682,137	—	7,514,323
Mortgage loans held for sale	—	1,304,219	—	125,472	—	1,429,691
Mortgage loans held for investment, net	—	840	—	172,810	—	173,650
Property and equipment, net	—	113,228	868	28,740	—	142,836
Derivative financial instruments	—	96,181	—	3,518	—	99,699
Other assets	3,444	799,567	303,452	1,496,640	(1,881,271)	721,832
Investment in subsidiaries	1,768,319	509,475	—	—	(2,277,794)	—
Total assets	$1,771,763	$16,041,737	$304,881	$2,658,117	$(4,159,065)	$16,617,433
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,025,754	$—	$—	$—	$2,025,754
Advance facilities	—	231,432	—	1,408,258	—	1,639,690
Warehouse facilities	—	1,782,060	—	108,260	—	1,890,320
Payables and accrued liabilities	4,386	1,222,268	927	68,806	—	1,296,387
MSR related liabilities - nonrecourse	—	1,300,782	—	—	—	1,300,782
Mortgage servicing liabilities	—	25,260	—	—	—	25,260
Derivative financial instruments	—	5,823	—	—	—	5,823
Other nonrecourse debt	—	5,942,849	—	723,191	—	6,666,040
Payables to affiliates	—	1,737,190	1,031	143,050	(1,881,271)	—
Total liabilities	4,386	14,273,418	1,958	2,451,565	(1,881,271)	14,850,056
Total equity	1,767,377	1,768,319	302,923	206,552	(2,277,794)	1,767,377
Total liabilities and equity	$1,771,763	$16,041,737	$304,881	$2,658,117	$(4,159,065)	$16,617,433

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$102,179	$(345)	$113,511	$(222)	$215,123
Net gain on mortgage loans held for sale	—	156,847	—	10,147	—	166,994
Total revenues	—	259,026	(345)	123,658	(222)	382,117
Expenses
Salaries wages benefits	—	128,433	354	49,968	—	178,755
General and administrative	—	164,532	50	40,506	—	205,088
Total expenses	—	292,965	404	90,474	—	383,843
Other income (expense)
Interest income	—	36,120	—	7,432	222	43,774
Interest expense	—	(99,867)	—	(15,781)	—	(115,648)
Gain (loss) on interest rate swaps and caps	—	34	—	(801)	—	(767)
Gain (loss) from subsidiaries	(48,315)	23,209	—	—	25,106	—
Total other income (expense)	(48,315)	(40,504)	—	(9,150)	25,328	(72,641)
Income (loss) before taxes	(48,315)	(74,443)	(749)	24,034	25,106	(74,367)
Income tax benefit	—	(27,525)	—	—	—	(27,525)
Net income (loss)	(48,315)	(46,918)	(749)	24,034	25,106	(46,842)
Less: Net gain attributable to noncontrolling interests	—	1,397	—	76	—	1,473
Net income (loss) excluding noncontrolling interests	$(48,315)	$(48,315)	$(749)	$23,958	$25,106	$(48,315)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities
Net income (loss)	$(48,315)	$(48,315)	$(749)	$23,958	$25,106	$(48,315)
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	1,473	—	—	—	1,473
(Gain) loss from subsidiaries	48,315	(23,209)	—	—	(25,106)	—
Share-based compensation	—	5,524	—	—	—	5,524
Excess tax benefit from share based compensation	—	(1,095)	—	—	—	(1,095)
Net gain on mortgage loans held for sale	—	(156,847)	—	(10,147)	—	(166,994)
Mortgage loans originated and purchased, net of fees	—	(4,209,078)	—	—	—	(4,209,078)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(405,893)	—	—	—	(405,893)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	3,998,101	—	5,025	—	4,003,126
Gain (loss) on interest rate swaps and caps	—	(34)	—	801	—	767
Depreciation and amortization	—	14,758	—	3,361	—	18,119
Amortization (accretion) of premiums (discounts)	—	(6,759)	—	(303)	—	(7,062)
Fair value changes in excess spread financing	—	13,114	—	—	—	13,114
Fair value changes and amortization of mortgage servicing rights	—	204,200	—	—	—	204,200
Fair value change in mortgage servicing rights financing liability	—	(4,386)	—	—	—	(4,386)
Changes in assets and liabilities:
Advances	—	93,149	—	2,287	—	95,436
Reverse mortgage interests	—	(258,916)	—	78,123	—	(180,793)
Other assets	5,442	379,162	1,199	(367,126)	—	18,677
Payables and accrued liabilities	—	7,233	14	(4,374)	—	2,873
Net cash attributable to operating activities	5,442	(397,818)	464	(268,395)	—	(660,307)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2015 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(7,243)	—	(4,750)	—	(11,993)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(196,081)	—	—	—	(196,081)
Acquisitions, net of cash acquired	—	—	—	(31,276)	—	(31,276)
Net cash attributable to investing activities	—	(203,324)	—	(36,026)	—	(239,350)
Financing activities
Transfers to restricted cash, net	—	(24,925)	—	(48,087)	—	(73,012)
Issuance of common stock, net of issuance cost	—	497,758	—	—	—	497,758
Debt financing costs	—	(1,549)	—	—	—	(1,549)
Increase (decrease) in advance facilities	—	(332,696)	—	314,225	—	(18,471)
Increase in warehouse facilities	—	899,756	—	5,094	—	904,850
Proceeds from HECM Securitization	—	—	—	73,082	—	73,082
Repayment of HECM Securitization	—	—	—	(26,829)	—	(26,829)
Issuance of excess spread financing	—	52,957	—	—	—	52,957
Repayment of excess spread financing	—	(49,516)	—	—	—	(49,516)
Increase in participating interest financing in reverse mortgage interests	—	64,781	—	—	—	64,781
Repayment of nonrecourse debt – legacy assets	—	(135)	—	(3,138)	—	(3,273)
Excess tax benefit from share-based compensation	—	1,095	—	—	—	1,095
Redemption of shares for stock vesting	(5,442)	—	—	—	—	(5,442)
Net cash attributable to financing activities	(5,442)	1,107,526	—	314,347	—	1,416,431
Net increase in cash and cash equivalents	—	506,384	464	9,926	—	516,774
Cash and cash equivalents at beginning of period	—	279,770	288	18,944	—	299,002
Cash and cash equivalents at end of period	$—	$786,154	$752	$28,870	$—	$815,776

18. Disclosures Related to Transactions with Affiliates of Fortress Investment Group LLC

Newcastle Investment Corp. (Newcastle)
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $0.6 billion and $0.7 billion, at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, Nationstar received servicing fees and other performance incentive fees of $0.8 million and $0.9 million, respectively. The change is primarily due to a decrease in volume for the base service fees.

New Residential Investment Corp. (New Residential)
Excess Spread Financing
Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"), where Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after receipt of a fixed base servicing fee per loan. Nationstar retains all ancillary revenues associated with servicing such MSRs and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. Nationstar is the servicer of the loans and provides all servicing and advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Further, should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

As of March 31, 2016 and December 31, 2015, Nationstar had recorded $24.7 million and $30.7 million of delinquent service fees that were paid to New Residential in advance of the contractual due date, respectively. This amount will be ultimately recuperated from borrowers or netted against future remittances as related to service fee amounts. This amount is recorded as a reduction to outstanding excess spread financing in our financial statements.

The fair value of the outstanding liability related to these agreements was $1.2 billion and $1.2 billion at March 31, 2016 and December 31, 2015, respectively.

Mortgage Servicing Rights Financing Liability
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
In December 2013, Nationstar received approximately $307.3 million in cash proceeds from the Sale Agreement. The fair value of the outstanding liability related to the Sale Agreement was $81.7 million and $68.7 million at March 31, 2016 and December 31, 2015, respectively.
Nationstar did not enter into any additional supplemental agreements with the Purchaser in 2016 and 2015.

Other
In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. For the three months ended March 31, 2016 and 2015, Nationstar recognized revenue of $1.0 million and $1.7 million related to these servicing arrangements, respectively. Nationstar also performed services as servicer or master servicer for New Residential for the termination of securitization trusts that New Residential collapsed pursuant to clean up call rights owned by New Residential. For the three months ended March 31, 2016 and 2015, Nationstar earned revenue of $0.2 million and $0 for these services, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83.1 million for a purchase price of $50.2 million. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of New Residential, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC Reverse Loan LLC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar receives a fixed payment per loan for servicing these reverse mortgage loans, which totaled $0.07 million and $0.08 million for the three months ended March 31, 2016 and 2015, respectively. Nationstar records these reverse mortgage loans as reverse mortgage interests on the Company's consolidated balance sheets.

Springleaf Home Equity, Inc.
In prior years, Nationstar entered into several agreements to act as the loan subservicer for Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, Springleaf) totaling $2.0 billion for which Nationstar received a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. Springleaf Home Equity, Inc. was a subsidiary of Springleaf Holdings, Inc., which was primarily owned by certain private equity funds managed by an affiliate of Fortress.  On November 15, 2015, Springleaf Holdings, Inc. completed its acquisition of OneMain Financial Holdings, LLC, and has changed its corporate name from Springleaf Holdings, Inc. to OneMain Holdings, Inc. For the three months ended March 31, 2016 and 2015, Nationstar recognized revenue of $3.1 million and $0.2 million respectively, in additional servicing and other performance incentive fees related to these portfolios.

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

First Quarter 2016 Highlights

Some of the major highlights for the first quarter of 2016 include:

•
Achieved 5.0 adjusted basis points (1) of Servicing profitability as compared to 0.7 adjusted basis points during the first quarter of 2015 primarily due to favorable amortization, the expansion of our reverse platform and improved operating efficiencies.

•	Earned $40.0 million in originations funding including more than 22,637 loans during the quarter.

•	Improved recapture rate to 31.0% from 24.0% for the first quarter of 2016.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 6.5% from 6.9% at the start of the year.

•	Provided over 14,716 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Funded $4.2 billion mortgage loans including $2.8 billion related to retaining customers from our servicing portfolio.

•	Refinanced $1.2 billion in Home Affordable Refinance Program ("HARP") loans, providing relief to 7,543 customers.

(1) Below is a reconciliation of non-GAAP financial measure:

($ in million, unless noted otherwise)	Three months ended March 31, 2016
	Amounts	Bps
Servicing:
Loss before taxes (GAAP)	$(208)	(21.2)
Other mark-to-market	253	25.8
Non-recurring expenses	4	0.4
Adjusted pretax income	$49	5.0

Capital and Liquidity

We had cash on hand of $461.0 million as of March 31, 2016 and $613.2 million as of December 31, 2015. In addition, we had total equity of $1.6 billion as of March 31, 2016 and $1.8 billion as of December 31, 2015. We believe we have sufficient capital and liquidity to conduct our operations, including the acquisition of new portfolios that meet our return requirements.
Purchase / Sale of MSRs
During the first quarter, we completed the sale of MSRs associated with $1.9 billion in unpaid principal balance (UPB) and retained subservicing rights. This sale of MSRs is consistent with our capital light strategy.

We purchased MSRs associated with $0.1 billion in unpaid principal balance (UPB) with cash on hand during the first quarter of 2016. For additional information see Note 2, Mortgage Servicing Rights and Related Liabilities and Note 18, Transactions with Affiliates of Fortress.

Warehouse Facilities
We finance mortgage originations through secured warehouse credit facilities with various well capitalized financial institutions. The short term financing is in place until the mortgage loans are sold to secondary market participants however in the vast majority of cases the servicing of the loans is retained by us. Certain warehouse facilities provide further liquidity for reverse mortgages and mortgage servicing rights. As of March 31, 2016, total warehouse capacity was $4.5 billion, of which $2.4 billion was utilized with $2.1 billion of excess capacity to support further growth across the platform and minimize funding risk. We constantly assess facilities to ensure sufficient capacity for growth and adequate diversification of lenders. We currently plan to renew or replace these facilities at their respective maturity dates.
As a result of the increased activity in our Originations segment, our Mortgage Loans Held for Sale increased to $1.9 billion as of March 31, 2016 compared to $1.4 billion as of December 31, 2015. We have sufficient warehouse capacity to support our Originations segment including anticipated growth.

Additional focus areas are provided below as we discuss the results of each of our segments.

RESULTS OF OPERATIONS

Consolidated Results

Table 1. Consolidated Operations	Three months ended March 31,
(in millions)	2016	2015

Revenues - operational	$517	$492
Revenues - MTM	(253)	(110)
Total revenues	264	382
Expenses	(421)	(384)
Other expense, net	(58)	(72)
Loss before income tax benefit	(215)	(74)
Less: income tax benefit	(82)	(27)
Less: income (loss) attributable to noncontrolling interests	(1)	1
Net loss attributable to Nationstar	$(132)	$(48)

During the three months ended March 31, 2016, as compared to the same period in 2015, the decrease in net income was predominantly due to fair value marks as a result of reductions in interest rates. Operationally, Servicing revenues increased compared to the same period of prior year. Originations earnings were down compared to the same period in 2015 due to higher expenses associated with compliance and regulatory industry changes along with increased headcount aligned with higher funded units. Xome’s net income declined principally attributable to a decline in property sales related to lower inventory and an increase in technology related investments.

Table 2. Revenues	Three months ended March 31,
(in millions)	2016	2015
Servicing:
Operational	$317	$300
Amortization	(65)	(76)
Mark-to-market	(253)	(110)
Total Servicing	(1)	114
Originations	163	158
Xome	101	108
Corporate and other, including eliminations	1	2
Total revenues	$264	$382

Operational revenues for the three months ended March 31, 2016, as compared to the same period in 2015, increased for all segments except Xome. Servicing operational revenues are principally driven by higher base servicing fees as a result of improved portfolio performance. Origination revenues increased due to improved secondary margins and continued focus on portfolio recapture rate, which has increased from 24% to 30%. Xome revenues decreased year-over-year as a result of lower property sales and default valuation orders, partially offset by an increase in title revenue.

Table 3. Expenses	Three months ended March 31,
(in millions)	2016	2015

Servicing	$184	$182
Originations	125	100
Xome	90	80
Corporate and other, including eliminations	22	22
Total expenses	$421	$384

Total expense during the three months ended March 31, 2016 increased across all three segments primarily due to increased expenses in Originations and Xome. Servicing expenses are slightly higher primarily attributable to the addition of staff ahead of boarding a significant new subservicing portfolio and higher average UPB serviced during the period. Expenses increased in our Originations segment principally due to a higher funded volume and TRID implementation. Expenses increased in our Xome segment principally related to growth in our title operations and higher technology related investments.

Table 4. Other (Expense) Income, Net	Three months ended March 31,
(in millions)	2016	2015

Reverse interest income	$85	$25
Other interest income	18	19
Interest income	103	44
Reverse interest expense	(67)	(14)
Advance interest expense	(16)	(12)
Corporate debt interest expense	(38)	(40)
Other interest expense	(40)	(49)
Interest expense	(161)	(115)
Gain (loss) on interest rate swaps and caps	—	(1)
Total other expense, net	$(58)	$(72)

Total other (expense) income declined during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher reverse interest income related to the Generation Mortgage asset acquisition during the second quarter of 2015 triggering additional reverse interest income. This was partially offset by higher reverse interest expense, also related to the Generation Mortgage asset acquisition.

Table 5. Loss before Income Tax Benefit	Three months ended March 31,
(in millions)	2016	2015

Servicing:
Operational	$111	$83
Amortization	(65)	(76)
Mark-to-market	(253)	(110)
Total Servicing	(207)	(103)
Originations	40	59
Xome	11	28
Corporate and other, including eliminations	(59)	(58)
Total loss before income tax benefit	$(215)	$(74)

The decrease in income before taxes for the three months ended March 31, 2016 versus the three months ended March 31, 2015 is driven primarily by the decrease in pre-tax income in our Servicing segment as a result of unfavorable mark-to-market adjustments on MSRs. Income before taxes for Xome declined in the current period principally due to additional investments in technology and corporate infrastructure.

Table 6. Income Tax Benefit	Three months ended March 31,
(in millions)	2016	2015

Income tax benefit	$(82)	$(27)
The increase in income tax benefit for the three months ended March 31, 2016 in comparison to the same period of 2015 is primarily driven by significantly lower pre-tax book income. The effective tax rate was 38.2% and 36.6% for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Servicing Segment

Table 7. Servicing - Operations	Three months ended March 31,
(in millions)	2016	2015
Revenues
Operational	$317	$300
Amortization	(65)	(76)
Other mark-to-market	(253)	(110)
Total revenues	(1)	114
Expenses	(184)	(182)
Total other expense, net	(22)	(35)
Loss before income tax benefit	$(207)	$(103)

Base servicing fees increased primarily due to slightly higher average UPB and improved portfolio performance as evidenced by lower delinquency rates. Other mark-to-market revenue primarily reflects the effect on our servicing portfolio of the change in interest rates from the previous calendar quarter. For the three months ended March 31, 2016, this change in rates was significantly greater than for the same period of 2015. Total other expense, net improved principally due to the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition which was completed during the second quarter of 2015.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 8. Forward Servicing Portfolio UPB Rollforward	Three months ended March 31,
(in millions)	2016	2015

Balance at the beginning of the period	$367,800	$353,094
Additions:
Originations	4,311	4,209
Acquisitions	448	23,871
Deductions:
Dispositions	—	—
Principal reductions and other	(2,703)	(2,559)
Voluntary reductions (1)	(10,626)	(9,887)
Involuntary reductions (2)	(2,357)	(2,855)
Net changes in loans serviced by others	(101)	(3,031)
Balance at the end of period	$356,772	$362,842

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to chargeoff of loans.

During the three months ended March 31, 2016, our forward servicing portfolio's unpaid principal balance decreased primarily as a result of liquidations and principal payments. We boarded $4.3 billion of servicing rights through Originations during the three months ended March 31, 2016; however, due to market dynamics and our focus on preparing for the boarding of our newly acquired subservicing portfolio, we acquired only $0.4 billion of servicing rights from third parties during the three months ended March 31, 2016 compared to $23.9 billion during the same period in 2015. As of March 31, 2016, we had a commitment pipeline of approximately $57 billion UPB including $55 billion subservicing expected to board during the second half of the year.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues:

Table 9. Servicing Revenues	Three months ended March 31,
($ in millions)	2016		2015
	Amounts	bps(1)	Amounts	bps(1)
MSR Operational Revenue
Base servicing fees	$259	27	$254	26
Modification fees	15	2	12	1
Incentive fees	9	1	10	1
Late payment fees	19	2	18	2
Other ancillary revenues	55	6	48	5
Other revenues	9	1	7	1
Total MSR operational revenue	366	39	349	36
Subservicing(2)	7	1	6	1
MSRs - LOCOM	18	2	19	2
Total servicing fee revenue	391	42	374	39
Amortization
MSR scheduled and prepayment amortization	(112)	(11)	(107)	(11)
Excess spread accretion	47	5	32	3
LOCOM amortization	—	—	(1)	—
Total amortization	(65)	(6)	(76)	(8)
MSR financing liability payments	(27)	(3)	(34)	(4)
Excess spread payments - principal	(47)	(5)	(40)	(4)
Total operational revenue	252	28	224	23
Mark-to-Market Revenue
MSR MTM(3)	(256)	(26)	(110)	(11)
Excess spread / financing MTM	3	—	—	—
Total MTM revenue	(253)	(26)	(110)	(11)
Total revenues - Servicing	$(1)	2	$114	12

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) MSR mark-to-market includes value changes related to MSR and whole loan assets.

During the three months ended March 31, 2016, servicing fee revenue increased compared to the same period in 2015, as the average UPB increased slightly and the portfolio delinquency rate improved. The 60 day delinquency rate declined to 6.5% as of March 31, 2016 from 8.8% as of March 31, 2015. Net amortization of MSR assets and mark-to-market revenue both decreased for the three months ended March 31, 2016 compared to the same period of 2015, as the net reduction in interest rates was greater in the current year.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	Three months ended March 31,
($ in millions)	2016	2015
Average UPB:
MSRs - fair value	$339,168	$338,366
Subservicing and other (1)	23,118	19,602
MSRs - LOCOM	29,348	27,684
Total average UPB	391,634	385,652

Ending UPB:
MSRs - fair value
Agency	237,067	229,213
Non-agency	95,593	113,906
Total MSRs - fair value	332,660	343,119

Subservicing and other (1)
Agency	18,729	14,833
Non-agency	5,383	4,890
Total subservicing and other	24,112	19,723

MSRs - LOCOM	29,041	27,386
Total ending UPB	$385,813	$390,228

(1) Subservicing and Other amounts include (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Information about modifications and workout units is presented in the table below.

Table 11. Modifications and Workout Units	Three months ended March 31,
	2016	2015
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	3,907	3,980
Non-HAMP modifications	6,169	6,191
Workouts	4,640	6,361
Total modification and workout units	14,716	16,532

Total modifications and workouts decreased during the three months ended March 31, 2016 compared to the prior year comparable period primarily due to the overall performance of borrowers within the servicing portfolio continuing to improve as reflected in the table below.

Table 12. Key Performance Metrics - Forward Servicing Portfolio (1)	Three months ended March 31,
	2016	2015

Loan count-servicing	2,185,414	2,080,338
Average loan amount	$161,556	$165,762
Average coupon - credit sensitive (2)	4.7%	4.7%
Average coupon - interest sensitive (2)	4.1%	4.0%
60+ delinquent (% of loans) (3)	6.5%	8.8%
90+ delinquent (% of loans) (3)	6.1%	8.3%
120+ delinquent (% of loans) (3)	5.7%	8.0%
Total prepayment speed (12 month constant pre-payment rate)	13.5%	13.8%

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

The table below provides the expense break out between salaries, wages and benefits and general and administrative expenses in the Servicing segment. For the three months ended March 31, 2016 versus the comparable period in 2015, expenses were up slightly due to growth in forward and reverse loans serviced.

Table 13. Servicing - Expenses	Three months ended March 31,
(in millions)	2016		2015
	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$71	7	$64	7
General and administrative	113	11	118	12
Total expenses - Servicing	$184	18	$182	19

The table below provides additional detail on our total general and administrative expenses recorded in our Servicing segment.

Table 14. General and Administrative Expenses	Three months ended March 31,
(in millions)	2016		2015
	Amounts	bps	Amounts	bps
Operational losses(1)	$37	4	$40	4
Direct operating costs(2)	34	3	36	4
Offshoring costs	14	1	11	1
Corporate allocation charges	23	2	23	2
Subservicing	5	1	8	1
Total general and administrative expenses - Servicing	$113	11	$118	12

(1) Operational losses include compensatory fees, claims losses and similar expenses.
(2) Direct Operating Costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

During the three months ended March 31, 2016 versus the three months ended March 31, 2015, general and administrative costs decreased due to lower direct operating costs resulting from lower UPB and improved delinquency rates. Included in the operational losses for the three months ended March 31, 2016 is a $16 million release of mortgage servicing liabilities which has an offset to revenue compared to a $13 million release for the same period of 2015.

Table 15. Servicing - Other Income (Expense), Net	Three months ended March 31,
($ in millions)	2016		2015
	Amounts	bps	Amounts	bps
Reverse interest income	$85	9	$25	3
Other interest income	—	—	—	—
Interest income	85	9	25	3

Reverse interest expense	(67)	(7)	(14)	(1)
Advance interest expense	(16)	(2)	(12)	(2)
Other interest expense	(24)	(2)	(32)	(3)
Interest expense	(107)	(11)	(58)	(6)
Loss on interest rate swaps and cap	—	—	(2)	—
Total other expense - Servicing	$(22)	(2)	$(35)	(3)

WAC - advance facilities	3.0%		2.0%
WAC - excess spread financing	9.0%		9.1%

Total other income (expense) - Servicing improved principally due to the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition during the second quarter of 2015. Advance interest expense increased as a result of improved funding efficiency on advance financing facilities and an increase in the weighted average interest rate for advance financing from 2.0% for the three months ended March 31, 2015 to 3.0% for the three months ended March 31, 2016.

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

Table 16. Originations - Operations	Three months ended March 31,
(in millions)	2016	2015

Revenues	$163	$158
Expenses	(125)	(100)
Other income, net	2	1
Income before income tax expense	$40	$59
Income before taxes margin	24.5%	37.3%

Origination revenues increased due to improved secondary margins and continued focus on portfolio recapture up from 24% to 31%. Our overall revenue increased $5 million compared to the same period in 2015 driven by higher margins across all channels. Expenses were higher, primarily driven by additional costs for disclosure rules associated with the TILA-RESPA Integrated Disclosures, commonly referred to as TRID, costs related to compliance and regulatory industry changes, and higher headcount in the Direct to Consumer business.

Table 17. Originations - Revenues	Three months ended March 31,
(in millions)	2016	2015

Service related	$15	$7

Gain on loans originated and sold	210	183
Fair value adjustment on loans held for sale	(53)	(51)
Mark-to-market on locks and commitments(1)	(42)	(21)
Provision for repurchases	(3)	(4)
Capitalized servicing rights	36	44
Net gain on mortgage loans held for sale	148	151

Total revenues - Originations	$163	$158

Key Metrics
Consumer direct lock pull through adjusted volume ($) (2)	$2,897	$2,984
Other locked pull through adjusted volume ($)	1,616	1,558
Funded volume, total ($)	4,240	4,209
Funded HARP volume, total ($)	1,227	1,181
Recapture percentage ($)	31.0%	24.0%
Purchase percentage of funded volume ($)	25.0%	24.0%
Value of capitalized servicing	96 bps	118 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.
(2) Actual versus expected funding from locks taken during the period.

In evaluating performance, we combine net gain on mortgage loans held for sale and service related revenue. The increase in revenues from $158 million in Q1 2015 to $163 million in Q1 2016 was primarily driven by higher locked loan revenue margins. Our volumes in 2016 have benefited from a low interest rate environment and a continued focus on the recapture of our portfolio customers. Our direct to consumer business remained at approximately 60% of total volume year over year and we continued to improve revenue and profitability margins in our other business lines.

Table 18. Originations - Expenses	Three months ended March 31,
(in millions)	2016	2015

Salaries, wages and benefits	$75	$69
General and administrative	50	31
Total expenses - Originations	$125	$100

Salaries, wages and benefits increased during the three months ended March 31, 2016 as compared to the comparative period in 2015 primarily due to headcount associated with higher funded units. Although funded volume dollars were up marginally, average loan size decreased resulting in higher funded units. Although salary costs were higher, productivity levels per full time equivalent employee increased during current quarter as compared to prior year. General and administrative expense was higher due to higher operating costs associated with headcount growth, higher loan related costs as a result of TRID implementation, higher marketing spending to take advantage of the low interest rate environment and higher regulatory and compliance costs.

Table 19. Originations - Other Income, net	Three months ended March 31,
(in millions)	2016	2015

Interest income	$15	$15
Interest expense	(13)	(14)
Other income, net - Originations	$2	$1

WA coupon - mortgage loans held for sale	4.1%	4.1%
WA cost of funds (excluding facility fees)	2.9%	2.4%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. Interest income declined principally as a result of lower coupon rates on originated loans. Interest expense declined principally as a result of lower costs of borrowing.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 20. Repurchase Reserves	Three months ended March 31,
(in millions)	2016	2015

Repurchase reserves, beginning of period	$26	$29
Provisions	2	4
Charge-offs and releases	(2)	(3)
Repurchase reserves, end of period	$26	$30

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

Xome Segment

Table 21. Xome - Operations	Three months ended March 31,
(in millions)	2016	2015

Revenues	$101	$108
Expenses	(90)	(80)
Income before income tax expense	$11	$28
Income before taxes margin	10.9%	25.9%

Our Xome segment is a provider of refinance and default related residential mortgage services and a provider of technology and data enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. The segment is comprised of three units: Xome Exchange, Xome Services and Xome Technology and Support.

Xome Exchange is comprised of real estate disposition services for distressed properties. A majority of the property sales are facilitated through our Residential Real Estate exchange, Homesearch.com. Homesearch.com was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced generally by higher sales price and lower average days to sell compared to traditional sales.

With respect to our Xome Services, we are focused on the creation and delivery of high quality services (e.g., title and escrow, collateral valuation, property inspection and preservation) for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations platform.

Today, significant opportunity still exists with respect to penetration of our own operations and current customers. Our acquisition of Experience 1, holding company of Title 365 and related entities, in 2015 was a significant investment in purchase and refinance title related services with a major footprint in the California market. The acquisition added a significant amount of third-party revenue from new customers.

Xome Technology and Support includes our software as a service (“SaaS”) business providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Through our Xome platform and related mobile applications, we intend to enhance the home buying and selling experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is a combination of a web platform and easy to use mobile application, giving customers instant access to over 90% of all active MLS listings in the United States. Activities associated with our technology and product development and corporate support functions are also included in this reporting unit.

Table 22. Xome - Revenues	Three months ended March 31,
($ in millions, except metrics data)	2016	2015

Xome Exchange	$36	$44
Xome Services	57	56
Xome Technology and Support	8	8
Total revenues - Xome	$101	$108

Key Metrics
Properties sold	4,165	5,509
REO inventory at period end	7,892	9,114
Xome services completed orders	161,339	182,988
Percentage of revenue earned from third party customers	36.0%	31.0%

Revenues decreased in first quarter of 2016 compared with the same period in 2015 driven principally by lower Xome Exchange revenues. Service revenue earned from third-party clients in 2016 increased by 5% from the comparable period to 36% as we continue to focus on the diversification of our revenue base. Xome Exchange revenue decreased due to a 24% decline in the number of properties sold partially offset by a 10% increase in the average selling price of the sold properties. Xome Services revenue was flat compared to prior year. An increase in title and escrow service revenues driven by our acquisition of Title365 in January 2015 was offset by a decline in valuation services revenue due to a change in product mix.

Table 23. Xome - Expenses	Three months ended March 31,
(in millions)	2016	2015

Salaries, wages and benefits	$43	$38
General and administrative	47	42
Total expenses - Xome	$90	$80
During the three months ended March 31, 2016, the increase in expenses compared to the comparable period is due largely to an increase in personnel related costs driven by the acquisition and continued growth of Title365, as well as expansion of our service offerings. Our personnel costs also increased due to head count additions to support our technology initiatives since Q1 2015.

General and administrative costs increased primarily due to an increase in depreciation and amortization associated with our technology investments and an increase in Title 365 title production costs driven by a growth in order volume. A growth in our facility and infrastructure to support the increase in headcount also contributed to the overall increase in expenses.

Table 24. Xome - Income before Taxes	Three months ended March 31,
(in millions)	2016	2015

Xome Exchange	$26	$36
Xome Services	5	9
Xome Technology and Support	(20)	(17)
Total income before income tax expense - Xome	$11	$28

The decrease in Income before Taxes was principally driven by the decline in revenues earned in Xome Exchange, coupled with an increase in investments in technology initiatives as compared to prior year.

Xome Exchange earnings decline was due principally to the decrease in revenue compared to the comparable period coupled with an increased depreciation associated with technology investments to support this business. Xome Services earnings decline was primarily impacted by a decrease in revenues associated with our valuation and property inspection and preservation services.

The increased loss in Technology and Support was driven by our investment in technology initiatives and increased depreciation and amortization associated with those technology investments

Table 25. Xome - Technology and Support - Loss before Taxes	Three months ended March 31,
(in millions)	2016	2015

Technology	$(4)	$—
SaaS(1)	1	—
Marketing	(1)	(1)
Corporate Support and Other	(16)	(16)
Total Xome technology and support - loss before taxes	$(20)	$(17)

(1) Our software as a service is a provider of integrated technology, media and data solutions to real estate franchisers, brokerages, real estate agents, MLS organizations and mortgage servicers.

The increased loss in Technology and Support was driven by our investment in technology initiatives. In 2015, we expanded our technology capabilities through investments in personnel, tools and facilities in Seattle and Chennai, India. The focus of our investments continues to be Xome.com, the related mobile applications and development of proprietary order management and workflow systems in an effort to reduce the transactional costs in both Xome Exchange and Xome Services.

Corporate and Other

Table 26. Corporate and Other - Operations	Three months ended March 31,
(in millions)	2016	2015

Revenues	$1	$2
Expenses	(22)	(22)
Other expense, net	(38)	(38)
Total loss before income tax benefit - Corporate and Other	$(59)	$(58)

Table 27. Income Before Income Tax Expense Components	Three months ended March 31,
(in millions)	2016	2015

Interest expense on unsecured senior notes	$(38)	$(40)
Legacy	(2)	(3)
Other corporate	(19)	(15)
Total loss before income tax benefit - Corporate and Other	$(59)	$(58)

Our Corporate and Other reporting unit consists of (1) interest expense on our unsecured senior notes; (2) net income from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans transferred to a securitization trust in 2009 that was structured as a secured borrowing resulting in our carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset backed certificates acquired by third parties as nonrecourse debt and (3) corporate expenses that are not directly attributable to our operating segments.

Our interest expense on unsecured senior notes declined during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to the repurchase of $108.9 million in unsecured senior notes during the fourth quarter of 2015. Legacy income for the quarter ended March 31, 2016 improved over the comparable period in 2015 due primarily to lower losses on REO sales from the legacy portfolio. Other corporate income for the quarter ended March 31, 2016 was lower than the comparable period in 2015 primarily due to an increase in marketing expenses related to the Company’s branding efforts.

Table 28. Legacy Portfolio	March 31, 2016	December 31, 2015
(in millions)
Performing - UPB	$177	$194
Nonperforming (90+ delinquency) - UPB	64	75
REO - estimated fair value	4	2
Total legacy portfolio	$245	$271

Table 29. Corporate and Other - Expenses	Three months ended March 31,
(in millions)	2016	2015

Salaries, wages and benefits	$8	$9
General and administrative	14	13
Total expenses - Corporate and Other	$22	$22

Expenses remained flat for the quarter ended March 31, 2016 versus the comparable period is 2015 due to lower REO losses in the legacy portfolio offset by an increase in marketing expenses related to the Company’s branding efforts.

Table 30. Corporate and Other - Other Income (Expense), Net	Three months ended March 31,
(in millions)	2016	2015

Interest income, legacy portfolio	$3	$4
Interest expense, legacy portfolio	(2)	(2)
Interest expense on unsecured senior notes	(39)	(40)
Other expense, net - Corporate and Other	$(38)	$(38)

WAC - unsecured senior notes	7.3%	7.3%

Other expense, net includes interest expense associated with our unsecured senior notes and the interest income and expense from our Legacy portfolio. The favorable decline in other expense for the quarter ended March 31, 2016 versus the comparable period in 2015 is primarily due to the repurchase of $108.9 million of unsecured senior notes during the fourth quarter of 2015.

MORTGAGE SERVICING RIGHTS AND RELATED LIABILITIES

Table 31. MSRs and Related Liabilities	March 31, 2016			December 31, 2015
(in millions)	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon

Agency	$237,067	$2,238	4.41%	$246,016	$2,462	4.40%
Non-agency	95,593	850	4.52%	99,660	896	4.50%
Total MSRs - fair value	332,660	3,088	4.44%	345,676	3,358	4.50%

Subservicing and other(1)
Agency	18,729	N/A	N/A	18,059	N/A	N/A
Non-agency	5,383	N/A	N/A	4,065	N/A	N/A
Total subservicing and other	24,112	N/A	N/A	22,124	N/A	N/A

MSRs - LOCOM(2)	29,041	8	N/A	29,855	9	N/A
Total servicing portfolio unpaid principal balance	$385,813	$3,096	N/A	$397,655	$3,367	N/A

(1) Subservicing and other amounts include (1) loans we service for other, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.
(2) MSRs - LOCOM carrying amount is reported net of $18.1 million and $25.3 million mortgage servicing liabilities as of March 31, 2016 and December 31, 2015, respectively.

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

Table 32. Fair Value MSR Valuation	March 31, 2016			December 31, 2015
(in millions)	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps

MSRs - Fair Value
Credit sensitive	$214,624	$1,918	89	$224,334	$2,017	90
Interest sensitive - agency	118,036	1,170	99	121,342	1,342	111
Total MSRs - fair value	$332,660	$3,088	93	$345,676	$3,359	97

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

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 33. MSRs - Fair Value, Roll Forward	Three months ended March 31,
(in millions)	2016	2015

Fair value at the beginning of the period	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	40	44
Purchases of servicing assets	2	238
Sale of servicing assets	(19)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(65)	28
Interest sensitive	(171)	(137)
Other changes in fair value:
Scheduled principal payments	(21)	(23)
Prepayments
Voluntary prepayments
Credit sensitive	(43)	(34)
Interest sensitive	(31)	(30)
Involuntary prepayments
Credit sensitive	(8)	(13)
Interest sensitive	—	(1)
Other liquidated loans	46	—
Fair Value at the end of the period	$3,088	$3,022

We used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Table 34. MSRs - Fair Value, Weighted Average Assumptions	March 31,
	2016	2015
Credit Sensitive MSRs
Discount rate	11.6%	11.8%
Total prepayment speeds	16.4%	18.1%
Expected weighted-average life (years)	5.8 years	5.7 years

Interest Sensitive MSRs
Discount rate	9.2%	9.1%
Total prepayment speeds	14.1%	14.1%
Expected weighted average life (years)	5.6 years	5.6 years

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

Table 35. Excess Spread Financing	Three months ended March 31,
(in millions)	2016	2015

Fair value at the beginning of the period	$1,232	$1,031
Additions:
New financings	—	53
Deductions:
Settlements	(47)	(50)
Fair value changes:
Credit Sensitive	(9)	26
Interest Sensitive	(15)	(13)
Fair value at the end of the period	$1,161	$1,047

Weighted-Average Assumptions:
Mortgage prepayment speeds	11.9%	11.9%
Average life of mortgage loans	5.8 years	5.8 years
Discount rate	11.0%	11.4%

Credit Sensitive:
Mortgage prepayment speeds	11.7%	12.0%
Average life of mortgage loans	5.9 years	5.8 years
Discount rate	11.4%	11.6%

Interest Sensitive:
Mortgage prepayment speeds	13.0%	11.0%
Average life of mortgage loans	5.6 years	5.6 years
Discount rate	8.9%	8.6%

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

Table 36. MSRs Financing Liability - Rollforward	Three months ended March 31,
(in millions)	2016	2015

Fair value at the beginning of the period	$69	$49
Additions:
New financings	—	—
Deductions:
Settlements:	—	—
Changes in fair value: (1)
Due to changes in valuation inputs or assumptions used in the valuation model	15	(2)
Other changes in fair value	(2)	(2)
Fair value at the end of the period	$82	$45

Weighted-Average Assumptions:
Advance financing rates	3.1%	2.7%
Annual advance recovery rates	20.5%	24.9%

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

Table 37. Leveraged Portfolio Characteristics	March 31, 2016	December 31, 2015
(in millions)
Owned forward servicing portfolio - unencumbered	$86,123	$89,435
Owned forward servicing portfolio - transferred to New Residential	246,537	256,241
Subserviced forward servicing portfolio and other	24,112	22,124
Total unpaid principal balance	$356,772	$367,800

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

MSRs - LOCOM

The table below provides detail of the characteristics and key performance metrics of our reverse servicing portfolio, which is included in MSRs - LOCOM, at the periods indicated:

Table 38. Reverse Portfolio Characteristics	March 31, 2016	December 31, 2015
($ in millions, except for average loan amount)
Loan count	173,231	176,272
Ending unpaid principal balance	$29,041	$30
Average loan amount	$167,643	$169,371
Average coupon	3.3%	3.2%
Average borrower age	78	77

We acquire reverse MSRs and funded unsecuritized advances from third parties. Reverse mortgages (known as Home Equity Conversion Mortgages or HECMs) provide seniors (62 and older) with a loan secured by their home. We record the assets acquired and obligations assumed initially at fair value on the acquisition date, which include the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated. The year over year increase in UPB and ending principal amount are a result of the $4.9 billion Generation Mortgage transaction which was completed in second quarter of 2015.

Subsequent to the acquisition date, we use the lower of cost or market to report reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our assessment, there was no impairment on this asset as of March 31, 2016 or December 31, 2015.

Changes In Financial Position

Table 39. Assets	March 31, 2016	December 31, 2015	% Change
(in millions)
Cash and cash equivalents	$461	$613	(25)%
Mortgage servicing rights	3,096	3,367	(8)%
Advances, net	2,071	2,223	(7)%
Reverse mortgage interests	7,584	7,514	1%
Mortgage loans held for sale	1,881	1,430	32%
Other	1,458	1,470	(1)%
Total assets	$16,551	$16,617	—%

Our total assets as of March 31, 2016 were comparable with the period ended December 31, 2015. We had an increase in our mortgage loans held for sale as we originated approximately $4.2 billion in mortgage loans during the three month period ended March 31, 2016 as a result of the continued low interest rate environment. The increase was partially offset by a decrease in cash and cash equivalents. Our advance balances declined as delinquency rates in the portfolio continued to decline.

Table 40. Liabilities and Stockholders' Equity	March 31, 2016	December 31, 2015	% Change
(in millions)
Unsecured senior notes, net of unamortized debt issuance cost	$2,025	$2,026	—%
Advance facilities, net of unamortized debt issuance cost	1,564	1,640	(5)%
Warehouse facilities, net of unamortized debt issuance cost	2,414	1,890	28%
MSR related liabilities - nonrecourse	1,243	1,301	(4)%
Other nonrecourse debt, net of unamortized debt issuance cost	6,545	6,666	(2)%
Other liabilities	1,179	1,327	(11)%
Total liabilities	14,970	14,850	1%
Total stockholder's equity attributable to Nationstar	1,573	1,758	(11)%
Noncontrolling interest	8	9	(11)%
Total liabilities and equity	$16,551	$16,617	—%

Total liabilities and stockholder's equity were comparable with the period ended December 31, 2015. The warehouse facilities went up to $2.4 billion at March 31, 2016 from $1.9 billion at December 31, 2015 mainly due to borrowings to fund the increased origination activities. In addition, the Company borrowed under the warehouse facility to acquire reverse mortgage loans for $55.2 million as stated in Note 4. Reverse Mortgage Interest.

CAPITAL AND LIQUIDITY

Effective December 31, 2015, the Federal Housing Finance Agency (FHFA) finalized minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers as set forth below.

Minimum Net Worth

▪	Base of $2.5 million plus 25 basis points of UPB for total loans serviced.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Asset greater than 6%. Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus,

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

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

We intend to continue to seek opportunities to acquire loan servicing portfolios. Any future acquisitions could require substantial additional capital in excess of cash from operations. We are also subject to capital requirements from GSE's and secondary market investors that are subject to change and may be subject to additional capital requirements in connection with future acquisitions. See Note 14, Capital Requirements. If needed, we would expect to finance the necessary capital through a combination of additional issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations.

We may continue to access external financing from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. Our access to capital markets can be impacted by factors outside our control, including economic conditions, however, we believe that our cash flows, balance sheet and existing facilities provide us adequate access to funding given our expected cash needs.

Cash Flows

Table 41. Operating Cash Flow	Three months ended March 31,
(in millions)	2016	2015

Net loss attributable to Nationstar	$(132)	$(48)
Other non-cash adjustments to net loss	(169)	(175)
Origination activity	(34)	(373)
Changes in working capital	4	(64)
Net cash attributable to operating activities	$(331)	$(660)

The $329 million reduction outflow of operating cash was primarily due to:

•	The increase in cash proceeds of $339 million from origination activity primarily due to the timing of cash outflows from originating loans, cash inflows from securitization and selling loans.

•	The increase in cash proceeds of $69 million from changes in working capital is primarily due to net reduction in advance balances during the period.

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

Table 42. Investing Cash Flows	Three months ended March 31,
(in millions)	2016	2015

Purchase of reverse mortgage loans	$(55)	$—
Purchase of forward mortgage servicing rights, net of liabilities incurred	(2)	(196)
Proceeds on sale of servicer advances	—	—
All other	6	(43)
Net cash attributable to investing activities	$(51)	$(239)

Our investing activities used $51 million and $239 million during the three months ended March 31, 2016 and 2015, respectively. The primary decrease in cash used for investing activities is due to significant purchases of forward mortgage servicing rights during the three months ended March 31, 2015 which did not recur during the three months ended March 31, 2016. The timing of transactions to purchase forward mortgage servicing rights can vary depending upon the volume and type of offerings, availability of investments meeting our return requirements and timing of regulatory approvals. Purchases of mortgage servicing rights declined for the three months ended March 31, 2016 versus the three months ended March 31, 2015 because of these factors and our focus on boarding a large new subservicing portfolio. This was partially offset by a $55 million acquisition of reverse mortgage loans in March 2016 in connection with execution of an option to purchase HECM loans related to a reverse mortgage loan trust, of which Nationstar was the master servicer and holder of clean-up call rights.

Table 43. Financing Cash Flow	Three months ended March 31,
(in millions)	2016	2015

Increase (decrease) in participating interest financing in reverse mortgage interests	$(120)	$65
Issuance of advance, warehouse and senior unsecured notes	437	882
HECM securitizations	(4)	46
Excess spread and MSR liability financing	(47)	3
2015 equity raise	—	498
Restricted cash activity	25	(73)
Repurchase of common shares	(55)	—
All other	(6)	(5)
Net cash attributable to financing activities	$230	$1,416

Our financing activities provided $230 million and $1,416 million of cash flow during the three months ended March 31, 2016 and 2015, respectively. The primary driver of the decrease in cash provided by financing activities compared to the same period in 2015 were:

•	We received $498 million from the issuance of 18 million common shares during the first quarter of 2015, which did not recur in 2016.

•	We also received $53 million from the issuance of excess spread financing during the first quarter of 2015, which did not recur in 2016.

•	During the first quarter of 2016, we repurchased common shares of approximately $55 million under previously authorized share repurchase programs of $250 million.

•
Issuance of advance, warehouse and senior unsecured notes used $437 million during first quarter of 2016 compared to $882 million during first quarter of 2015. This is because warehouse facilities increased more in first quarter of 2015 when compared with first quarter of 2016. This was consistent with the increased Mortgage Loans Held for Sale assets that increased more quarter over quarter, respectively. Mortgage Loans Held for Sale assets increased 36% in first quarter of 2015 where UPB increased only 24% in first quarter of 2016.

Capital Resources

Capital Structure and Debt

Table 44. Debt	March 31, 2016	December 31, 2015
(in millions)
Advance facilities, net of unamortized debt issuance costs	$1,564	$1,640
Warehouse facilities, net of unamortized debt issuance costs	2,414	1,890
Unsecured senior notes, net of unamortized debt issuance costs	2,025	2,026

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the three month period ended March 31, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. As a result of the change, Nationstar was unable to meet the profitability requirement in one outstanding warehouse facility and one MBS facility. Nationstar received a waiver from these financial institutions on these profitability requirements for the period ended March 31, 2016. After giving effect to this waiver, the Company was in compliance with all other required financial covenants as of March 31, 2016.

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

As servicer for reverse mortgage loans, among other things, we are required to make advances to borrowers. We typically hold the participation interests, which are made up of the related advances for approximately 30 days while we pool the participation interests into a government securitization. At March 31, 2016 our maximum unfunded advance obligation related to these reverse mortgage loans was approximately $3.0 billion.

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

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, with maturity dates ranging from August 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.6%. During the first quarter of 2016, we repurchased $1,475 thousand of unsecured senior notes which resulted in a gain of $77 thousand.

As of March 31, 2016, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows (in millions):

Table 45. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2016	$—
2017	—
2018	475
2019	362
2020	400
Thereafter	809
2,046
Unamortized debt issuance costs	(21)
Total	$2,025

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of March 31, 2016, from amounts previously disclosed in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those valued using significant unobservable inputs including (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of mortgage servicing rights financing liability, (iv) Reserves for Loan Origination and Servicing Activity and (v) valuation of deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies since December 31, 2015.

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

Variable Interest Entities and Off Balance Sheet Arrangements
See Note 10, Securitizations and Financings, in Item 1 Financial Statements and Supplementary Data, which is incorporated herein, for a summary of Nationstar's transactions with VIEs and details of their impact on our consolidated financial statements.

Derivatives
See Note 7, Derivative Financial Instruments, of Item 1 Financial Statements and Supplementary Data, which is incorporated herein, for a summary of Nationstar's derivative transactions.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture of voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life and customer service initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	our ability to realize all of the anticipated benefits of previous and potential future acquisitions;

•	increased legal and regulatory investigations and proceedings, compliance requirements and related costs; and

•	loss of our licenses.

These factors should not be construed as exhaustive and should be read with the other cautionary statements that are included or incorporated by reference. All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015 for further information on these and other risk factors affecting us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to the discussion of market risks included in Part II, Item 7A of Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015, which is herein incorporated by reference. There has been no material change in the types of market risks faced by us since December 31, 2015.
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
We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at March 31, 2016 would be materially different than previously presented.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. In addition, in the ordinary course of business Nationstar and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings.
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
Regulatory Matters
We are a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive regulation, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the US Trustee Program, the multistate coalition of mortgage banking regulators (the "MMC") and the State Attorneys General. As a result, we are subject to various legal proceedings, regulatory examinations, inquiries and requests for documentation in the ordinary course of our business. We have historically had a number of open investigations with various State Attorneys General and other federal and state regulatory and enforcement agencies, and we expect this trend will continue due to interest in mortgage banking generally and non-bank mortgage lenders and servicers specifically by these regulators.
We have seen a significant increase in these activities in recent periods. Like many other companies in the mortgage industry, we are currently the subject of various regulatory investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices and other aspects of our businesses. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties and changes to business practices and which have resulted in the entry of consent decrees or settlements. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows. Adverse results in any of these matters could further increase our operating expenses and reduce our revenues, require us to change business practices and limit our ability to grow and otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in Nationstar's Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Through the end of the first quarter of 2016, we have repurchased shares of our common stock at a cost of approximately $66 million under this program. The number and average price of shares purchased are set forth in the table below.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)		(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2016- January 31, 2016	3,857	(2)	$11.01	3,849		$96,588
February 1, 2016- February 29, 2016	1,342	(3)	$9.40	1,340		$183,998
March 1, 2016- March 31, 2016	143	(4)	$12.10	7	(5)	$183,928
Total	5,342			5,196

(1) On December 17, 2015, we announced that our Board of Directors authorized the repurchase of up to $150 million of our outstanding common stock through December 16, 2016. On February 9, 2016, our Board of Directors authorized a $100 million increase to the original repurchase authorization for an aggregate repurchase authorization of $250 million under our share repurchase program.
(2) Of the 3,857,000 shares of common stock, 7,886 shares represent shares of common stock surrendered to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.
(3) Of the 1,342,000 shares of common stock, 1,969 shares represent shares of common stock surrendered to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.
(4) Of the 143,000 of common stock, 135,601 shares represent shares of common stock surrendered to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.
(5) On February 11, 2016, we commenced a modified “Dutch auction” tender offer to purchase up to $100 million in cash of our common stock for a price between $8.20 and $9.40 per share. The auction expired on March 11, 2016. During this period, we purchased 7,450 shares at purchase price of $9.40 per share.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller
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

NATIONSTAR MORTGAGE HOLDINGS INC.

May 5, 2016	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 5, 2016	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Finance and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1
Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller
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