Form 10-Q
period 2016-06-30
Nationstar Mortgage Holdings Inc.
filed 2016-08-09
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 28, 2016: 97,408,990

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$624	$613
Restricted cash	303	332
Mortgage servicing rights, $2,794 and $3,358 at fair value, respectively	2,801	3,367
Advances and other receivables, net of reserves of $238 and $130, respectively	2,066	2,412
Reverse mortgage interests, net of reserves of $71 and $53, respectively	7,463	7,514
Mortgage loans held for sale at fair value	2,201	1,430
Mortgage loans held for investment, net of allowance for loan losses of $4 and $4, respectively	159	174
Property and equipment, net of accumulated depreciation of $118 and $93, respectively	142	143
Derivative financial instruments at fair value	118	100
Other assets	608	532
Total assets	$16,485	$16,617

Liabilities and stockholders' equity
Unsecured senior notes, net of unamortized debt issuance costs $20 and $23, respectively	$2,003	$2,026
Advance facilities, net of unamortized debt issuance costs $1 and $6, respectively	1,436	1,640
Warehouse facilities, net of unamortized debt issuance costs $1 and $3, respectively	2,793	1,890
Payables and accrued liabilities	1,083	1,296
MSR related liabilities - nonrecourse at fair value	1,175	1,301
Mortgage servicing liabilities	12	25
Derivative financial instruments at fair value	30	6
Other nonrecourse debt, net of unamortized debt issuance costs $8 and $4, respectively	6,511	6,666
Total liabilities	15,043	14,850
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,913 thousand and 109,826 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,113	1,105
Retained earnings	458	682
Treasury shares at cost, 11,763 thousand and 1,826 thousand shares, respectively	(139)	(30)
Total Nationstar stockholders' equity	1,433	1,758
Noncontrolling interest	9	9
Total stockholders' equity	1,442	1,767
Total liabilities and stockholders' equity	$16,485	$16,617
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Service related, net	$113	$458	$197	$673
Net gain on mortgage loans held for sale	216	164	387	331
Total revenues	329	622	584	1,004
Expenses:
Salaries, wages and benefits	205	198	402	377
General and administrative	208	243	423	448
Total expenses	413	441	825	825
Other income (expenses):
Interest income	107	87	210	131
Interest expense	(167)	(148)	(328)	(264)
Total other expenses, net	(60)	(61)	(118)	(133)
Income (loss) before income tax expense (benefit)	(144)	120	(359)	46
Less: income tax expense (benefit)	(53)	44	(135)	17
Net income (loss)	(91)	76	(224)	29
Less: net income attributable to non-controlling interests	1	1	—	3
Net income (loss) attributable to Nationstar	$(92)	$75	$(224)	$26

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.92)	$0.69	$(2.20)	$0.27
Diluted	$(0.92)	$0.69	$(2.20)	$0.26
Weighted average shares of common stock outstanding (in thousands):
Basic	100,055	107,521	102,016	98,864
Dilutive effect of stock awards	—	368	—	548
Diluted	100,055	107,889	102,016	99,412
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	90,357	$1	$587	$643	$(12)	$1,219	$5	$1,224
Net income	—	—	—	26	—	26	3	29
Shares (surrendered) issued under incentive plan, net	1,024	—	—	—	(6)	(6)	—	(6)
Share-based compensation	—	—	11	—	—	11	—	11
Issuance of common stock	17,500	—	498	—	—	498	—	498
Excess tax benefit from share based compensation	—	—	1	—	—	1	—	1
Balance at June 30, 2015	108,881	$1	$1,097	$669	$(18)	$1,749	$8	$1,757

Balance at December 31, 2015	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Net loss	—	—	—	(224)	—	(224)	—	(224)
Shares (surrendered) issued under incentive plan, net	(7)	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	12	—	—	12	—	12
Excess tax deficiency from share-based compensation	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(9,843)	—	—	—	(106)	(106)	—	(106)
Balance at June 30, 2016	98,150	$1	$1,113	$458	$(139)	$1,433	$9	$1,442

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six months ended June 30,
	2016	2015
Operating Activities
Net income (loss) attributable to Nationstar	$(224)	$26
Reconciliation of net income (loss) to net cash attributable to operating activities:
Noncontrolling interest	—	3
Net gain on mortgage loans held for sale	(388)	(331)
Loss on interest rate swaps and caps	—	1
Provision for reserves on advances and other receivables	58	23
Fair value changes and amortization of mortgage servicing rights	624	183
Fair value changes in excess spread financing	(42)	39
Fair value changes in mortgage servicing rights financing liability	11	10
Amortization (accretion) of premiums (discounts)	19	(12)
Depreciation and amortization	44	36
Share-based compensation	12	11
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	(770)	(833)
Mortgage loans originated and purchased, net of fees	(9,986)	(9,051)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	10,305	9,430
Excess tax deficiency (benefit) from share-based compensation	4	(1)
Changes in assets and liabilities:
Advances and other receivables, net	290	284
Reverse mortgage interests, net	50	(124)
Other assets	(86)	(23)
Payables and accrued liabilities	(217)	39
Net cash attributable to operating activities	(296)	(290)

Investing Activities
Property and equipment additions, net of disposals	(26)	(27)
Purchase of forward mortgage servicing rights, net of liabilities incurred	1	(500)
Purchase of reverse mortgage interests	—	(4,816)
Sale of forward mortgage servicing rights	15	—
Proceeds on sale of reverse mortgage servicing rights	1	—
Acquisitions, net	—	(45)
Net cash attributable to investing activities	(9)	(5,388)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Six months ended June 30,
	2016	2015
Financing Activities
Increase in warehouse facilities	1,077	578
Proceeds from HECM securitizations	311	341
Repayment of HECM securitizations	(362)	(63)
Increase (decrease) in participating interest financing in reverse mortgage interests	(286)	4,633
Decrease in advance facilities	(209)	(79)
Repayment of excess spread financing	(95)	(100)
Issuance of excess spread financing	—	258
Repayment of nonrecourse debt – legacy assets	(8)	(6)
Repurchase of unsecured senior notes	(25)	—
Repurchase of common stock	(106)	—
Issuance of common stock, net of issuance costs	—	498
Transfers (to) from restricted cash, net	31	(102)
Excess tax (deficiency) benefit from share-based compensation	(4)	1
Surrender of shares relating to stock vesting	(3)	(6)
Debt financing costs	(5)	(11)
Net cash attributable to financing activities	316	5,942
Net increase in cash and cash equivalents	11	264
Cash and cash equivalents at beginning of period	613	299
Cash and cash equivalents at end of period	$624	$563

Supplemental disclosures of cash activities
Cash paid for interest expense	$339	$263
Net cash paid for income taxes	$28	$10
Supplemental disclosures of non-cash activities
Claims made to third parties	$2	$35
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Nationstar Mortgage Holdings Inc., a Delaware corporation, including its consolidated subsidiaries (collectively, "Nationstar" or the "Company"), earns fees through the delivery of servicing, origination and transaction based services related primarily to single-family residences throughout the United States.

Basis of Presentation
The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015. The Company describes its significant accounting policies in Note 2 of the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the six month period ended June 30, 2016, there were no significant changes to those accounting policies. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Nationstar evaluated subsequent events through the date these interim consolidated financial statements were issued.

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities ("VIEs") where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Intercompany balances and transactions on consolidated entities have been eliminated. Business combinations are included in the consolidated financial statements from their respective dates of acquisition. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.

Reclassifications
In the second quarter of 2016, the Company reclassified certain assets, to more closely align assets related to amounts from agencies and investors, from other assets to advances and other receivables in its previously reported Consolidated Balance Sheet as of December 31, 2015. The revised balances of those accounts as of December 31, 2015 are shown in the table below.

In addition, certain prior-period amounts have been reclassified to conform to the current-period presentation. As shown in the table below, pursuant to the adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, during the first quarter of 2016 the Company has reclassified unamortized debt issuance costs associated with its unsecured senior notes, advance facilities, warehouse facilities and other nonrecourse debt in its previously reported Consolidated Balance Sheet as of December 31, 2015. The revised balances of those accounts as of December 31, 2015 are shown in the table below.

	As presented	Reclassification		As adjusted
	December 31, 2015	ASU 2015-03	Other	December 31, 2015
Advances and other receivables, net	$2,223	$—	$189	$2,412
Other assets	759	(38)	(189)	532
Unsecured senior notes	2,049	(23)	—	2,026
Advance facilities	1,646	(6)	—	1,640
Warehouse facilities	1,894	(4)	—	1,890
Other nonrecourse debt	6,671	(5)	—	6,666

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

Effective January 1, 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. The adoption of ASU 2015-03 was limited to balance sheet reclassification of unamortized debt issuance costs, and did not impact the Company's financial condition, liquidity or results of operations. See Reclassifications section in Note 1 for further details. Also, ASU 2015-15, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements further expands ASU 2015-03 for presentation and disclosure in the financial statements. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on our financial condition, liquidity or results of operations.

Effective January 1, 2016, the Company prospectively adopted Accounting Standards Update No. 2015-05, Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. If the cloud computing arrangement does not include a software license, then the fees should be accounted for as a service contract. The adoption of ASU 2015-05 did not have a material impact on our financial condition, liquidity or results of operations.

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
Accounting Standards Updates No. 2016-08 and 2016-12, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarify that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer, provides guidance regarding how to apply the control principle when services are provided and when goods or services are combined with other goods or services, and clarifies the definition of a completed contract. Additional clarification is provided that if Topic 606 is applied retrospectively to the financial statements, it does not have to be treated as an accounting change. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the Financial Accounting Standards Board's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). The new guidance requires organization to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 14, 2019. The Company is currently assessing the impact the adoption of this guidance will have on the Company's financial position or results of operations.

2. Mortgage Servicing Rights ("MSR") and Related Liabilities

The following table sets forth the carrying value of Nationstar's MSR and the related liabilities as of June 30, 2016 and December 31, 2015.

MSRs and Related Liabilities	June 30, 2016	December 31, 2015
Forward MSRs - fair value	$2,794	$3,358
Reverse MSRs - LOCOM	7	9
Mortgage servicing rights	$2,801	$3,367

Mortgage servicing liabilities - LOCOM	$12	$25

Excess spread financing - fair value	$1,095	$1,232
Mortgage servicing rights financing liability - fair value	80	69
MSR related liabilities (nonrecourse)	$1,175	$1,301

Forward Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential forward mortgage loans for others either as a result of purchase transactions or from the sales and securitizations of loans originated. Forward MSRs are comprised of rights related to both agency and non-agency loans.

Servicing resulting from transfers of financial assets comprises the fair value of the newly originated MSRs at the time the loan is funded and sold or securitized.

The activity of MSRs carried at fair value is as follows for the dates indicated.

	Six months ended June 30,
Forward MSRs - Fair Value	2016	2015
Fair value at the beginning of the period	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	86	105
Purchases of servicing assets	2	494
Dispositions:
Sales of servicing assets	(16)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(462)	18
Other changes in fair value	(174)	(217)
Fair value at the end of the period	$2,794	$3,350

During the six months ended June 30, 2016, Nationstar sold MSRs and was retained as the subservicer for an unpaid principal balance of $2,254, out of a total $3,307 unpaid principal balance sold. From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. The Company considers numerous factors in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made, subsequent changes are not made.

Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for investors. Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors.

The following table provides a breakdown of the total credit and interest sensitive unpaid principal balances ("UPBs") for Nationstar's forward owned MSRs that are carried at fair value.

	June 30, 2016		December 31, 2015
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$202,936	$1,763	$224,334	$2,017
Interest sensitive	115,663	1,031	121,342	1,341
Total	$318,599	$2,794	$345,676	$3,358

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated.

Credit Sensitive	June 30, 2016	December 31, 2015
Discount rate	12%	12%
Total prepayment speeds	17%	17%
Expected weighted-average life	5.5 years	5.9 years

Interest Sensitive
Discount rate	9%	9%
Total prepayment speeds	16%	12%
Expected weighted-average life	5.0 years	6.1 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at June 30, 2016 and December 31, 2015.

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2016
Mortgage servicing rights	$(91)	$(176)	$(128)	$(243)
December 31, 2015
Mortgage servicing rights	$(123)	$(238)	$(132)	$(253)

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

Reverse Mortgage Servicing Rights LOCOM
Nationstar owns the right to service certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $27,797 and $29,855 as of June 30, 2016 and December 31, 2015, respectively. Nationstar carries these mortgage servicing rights at the lower of cost or market ("LOCOM") and performs an impairment analysis at the end of each reporting period. The assets are evaluated for the purpose of impairment using a variety of assumptions, with the primary assumptions being discount rates, prepayment speeds, and the borrower life expectancy. At June 30, 2016 and December 31, 2015, no impairment was identified.

The Company records an MSR asset for servicing of certain private label HECM loans. The Company also records a MSR liability for the servicing of certain Ginnie Mae HECM loans whereby the Company was paid at acquisition date to assume the servicing obligations. These reverse MSRs are recorded at LOCOM. The MSR and mortgage servicing liabilities ("MSL") are amortized and accreted respectively, to service related revenue, net as the respective portfolios run-off. The following table sets forth the amortized carrying value and activity of reverse MSRs for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs - LOCOM
Balance at the beginning of the period	$9	$25	$12	$65
Amortization/accretion	(2)	(13)	(2)	(18)
Balance at end of the period	$7	$12	$10	$47
Fair value at end of period (1)	$27	$—	$32	$39

(1) Fair value of the liability is less than $1 for June 30, 2016.

For the six months ended June 30, 2016 and 2015, the Company accreted $13 and $18, respectively, of the mortgage servicing liability. Issuers of HECMs are responsible for repurchasing any loans out of the Home Equity Conversion Mortgage Backed Securities ("HMBS") pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the lesser of the appraised value of the underlying property at origination or $625 thousand. Purchases of such loans are recorded as reverse mortgage interest.

Excess Spread Financing at Fair Value
In order to finance the acquisition of certain forward MSRs on various pools of residential mortgage loans (the "Portfolios"), Nationstar entered into multiple sale and assignment agreements with certain entities formed by New Residential Investment Corp. ("New Residential"), a subsidiary of Fortress Investment Group LLC ("Fortress"). Certain funds are managed by Fortress which own an interest the Company. See Note 18. Transactions with Affiliates. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.

Servicing fees associated with a traditional MSR can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess.
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

The range of various assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
June 30, 2016
Low	9%	3.7	9%	7%
High	18%	6.8	14%	28%
Weighted-average	13%	5.5	11%	18%
December 31, 2015
Low	7%	4.2	9%	7%
High	17%	7.8	14%	30%
Weighted-average	12%	5.9	11%	18%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated.

	Discount Rate		Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2016
Excess spread financing	$39	$80	$42	$87
December 31, 2015
Excess spread financing	$42	$87	$37	$76

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

Mortgage Forward Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain forward MSRs and servicing advances under specified terms to New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Nationstar continues to account for the MSRs on its consolidated balance sheets. Consequently, Nationstar records a MSR financing liability associated with this transaction. See Note 18. Transactions with Affiliates for additional information.

Nationstar elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue in the consolidated statements of operations. The following table sets forth the weighted average assumptions used in the valuation of mortgage servicing rights financing liability.

	June 30, 2016	December 31, 2015
Advance financing rates	3%	3%
Annual advance recovery rates	23%	21%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Three months ended June 30,		Six months ended June 30,
Servicing Segment Revenue	2016	2015	2016	2015
Contractually specified servicing fees	$261	$278	$532	$541
Reverse servicing fees	17	23	35	43
Incentive and modification income	23	30	47	53
Late fees	19	16	37	34
Other service-related income	43	52	80	89
Remittances to counterparties for contractual transfer of servicing assets	(74)	(73)	(148)	(147)
Amortization	(78)	(88)	(143)	(164)
Ancillary	44	8	67	22
Mark-to-market	(231)	82	(493)	(28)
Total servicing segment revenue	$24	$328	$14	$443

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	June 30, 2016	December 31, 2015
Servicing advances	$1,975	$2,254
Receivables from agencies and investors	329	288
Reserves	(238)	(130)
Total advances and other receivables, net	$2,066	$2,412

Servicing advances on agency securities represent a receivable from the respective agency and are recovered from cash reimbursements from the agency.
Servicing advances on non-agency securities are typically recovered from proceeds of the mortgage loans for which the advance was made. If loan-level proceeds are determined to be insufficient, recovery is achieved from cash collected at the pool level from the securitization trust as permitted contractually.
In order to more closely align assets related to amounts due from agencies and investors, the Company reclassified from other assets certain receivables representing amounts due from agencies relating to filed claims and from investors. These amounts, net of reserves, totaled $189 as of December 31, 2015.

Each reporting period, the Company evaluates the appropriateness of its reserves for uncollectible advances and servicing receivables. The reserves are computed based on a risk analysis that considers the underlying loan, the type of advance or servicing receivable, the investors' servicing reimbursement guidelines, reimbursement patterns and past loss experience. Consideration is also given to whether additional reserves for advances and other receivables are required after evaluating any expected losses included within the MSR valuation. The carrying value of active loans within the MSR portfolio are adjusted each period to reflect both the positive and negative projected cash flows associated with serviced loans, and earnings is adjusted accordingly through the mark-to-market adjustment, which is a component of service related revenue. As loans with negative MSR values become inactive and reach a $0 UPB, the related negative values associated with these loans are reclassified to a reserve account within advances and other receivables. The reclassification allows alignment of reserves with the assets where expected servicing losses for inactive loans will be realized. After a loan becomes inactive, subsequent reserves are established if needed through a charge to general and administrative expense reflecting expected losses incurred during the liquidation process.
During the six months ended June 30, 2016, the Company increased reserves by reclassifying $53 of negative values associated with inactive loans that were recorded within mortgage servicing rights as of December 31, 2015. Reserves also increased by $58 during the six months ended June 30, 2016 through reclassification of negative MSR values for inactive loans to advances and other receivables. Concurrent mark-to-market adjustments of $28 and $30 were recorded as a component of service related revenue in the first and second quarters of 2016, respectively. This overall increase in reserves was partially offset by a net decrease of $(3) primarily attributable to write-offs.

4. Reverse Mortgage Interests, Net

Reverse mortgage interest, net consists of the following.

	June 30, 2016	December 31, 2015
Participating interests	$5,594	$5,864
Other interests securitized	854	715
Unsecuritized interests	1,086	988
Reserves	(71)	(53)
Total reverse mortgage interests, net	$7,463	$7,514

Participating interests
Participating interests consist of reverse mortgage interests or HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS.

Other interests securitized
Other interests securitized consist of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on Nationstar’s balance sheet.

Unsecuritized interests
Unsecuritized interests in reverse mortgages consist primarily of the following:

	June 30, 2016	December 31, 2015
Repurchased HECM loans	$713	$591
HECM related receivables	276	290
Funded borrower draws not yet securitized	84	83
Foreclosed assets	13	24
Total unsecuritized interests	$1,086	$988

Unsecuritized interests include HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount. Nationstar routinely securitizes eligible reverse mortgage interests. These transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet.

Reserves for reverse mortgage interests
Reserves for servicing losses on reverse mortgage interests are reflected through the Company's provision for losses and consist of (1) financial and (2) operational losses related to servicing of other securitized interests and unsecuritized interests in HECM loans. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on appraised value of the loan collateral. Operational exposures are defined as un-reimbursable debenture interest curtailments imposed for missed HUD servicing timelines. The Company establishes reserves for servicing losses based on historical loss experience, underlying value of collateral, age of claim and management’s knowledge of expected claim recoveries. Reserves reflect management’s best estimate of amounts to be realized, which are subject to change as facts and circumstances change. For other interests securitized, the Company recorded reserves of $35 and $33 as of June 30, 2016 and December 31, 2015, respectively. For unsecuritized interests, the Company recorded reserves of $36 and $20 as of June 30, 2016 and December 31, 2015, respectively, related to anticipated losses associated with repurchased loans. See Note 8. Indebtedness and Note 10. Securitizations and Financings for additional information.

Reverse mortgage sales
During March 2016, Nationstar executed an option to purchase HECM loans related to a reverse mortgage loan trust, of which Nationstar was the master servicer and holder of clean-up call rights. The Company acquired reverse mortgage loans for $55 with an outstanding unpaid principal balance totaling $96. These loans were recorded within reverse mortgage interests as mortgage loans held for sale at LOCOM. In June 2016, Nationstar sold the loans from the transaction for $74 and recorded a gain on the sale of $17, which was recorded to net gain on mortgage loans held for sale.

Accrued servicing fees and interest income
Servicing fees related to reverse mortgage interests are recorded as a component of interest income since the Company continues to record the whole loan. The table below shows the amounts of accrued servicing fees and interest accrued on the unsecuritized HECM loans included in interest income for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accrued servicing fees	$7	$7	$15	$12
Accrued interest income on HECM loans	74	60	148	80
Other	4	—	7	—
Total reverse interest income	$85	$67	$170	$92

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinances of loans or new home purchases (referred to as "recapture"). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	June 30, 2016	December 31, 2015
Mortgage loans held for sale – unpaid principal balance	$2,105	$1,374
Mark-to-market adjustment(1)	96	56
Total mortgage loans held for sale	$2,201	$1,430
(1) The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

Nationstar accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. When a loan is placed on non-accrual status, Nationstar reverses the interest that had been accrued but not yet received.

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated.

	June 30, 2016		December 31, 2015
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$88	$85	$31	$29

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors.  During the three months ended June 30, 2016, Nationstar acquired $95 of delinquent Ginnie Mae loans, of which we securitized or sold to third-party investors $20 of loans. As of June 30, 2016, $13 of the purchased loans have re-performed and were held in accrual status, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $69 and $16 as of June 30, 2016 and December 31, 2015, respectively.
A reconciliation of the changes in mortgage loans held for sale for the dates indicated is presented in the following table.

	Six months ended June 30,
	2016	2015
Mortgage loans held for sale – beginning balance	$1,430	$1,278
Mortgage loans originated and purchased, net of fees	9,929	9,022
Claims made to third parties (1)	(2)	(35)
Transfer of mortgage loans held for sale to held for investment or other assets	9	(4)
Repurchase of loans out of Ginnie Mae securitizations	770	833
Loans sold	(9,935)	(9,188)
Mortgage loans held for sale – ending balance	$2,201	$1,906

(1) This is comprised of claims made on certain government guaranteed mortgage loans upon foreclosure.

For the six months ended June 30, 2016 and 2015, the Company received proceeds of $10,222 and $9,385, respectively, on the sale of mortgage loans held for sale, resulting in gains of $287 and $197, respectively.

Nationstar has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations or to otherwise sell to third-party investors. For the six months ended June 30, 2016 and 2015, the Company repurchased a total of $770 and $833 loans, respectively, out of Ginnie Mae pools primarily in connection with loan modifications and loan resolution activity as part of Nationstar's contractual obligations as the servicer of the loans.

Mortgage Loans Held for Investment, Net
Mortgage loans held for investment, net are comprised of the following.

	June 30, 2016	December 31, 2015
Mortgage loans held for investment, net – unpaid principal balance	$230	$250
Transfer discount:
Accretable	(14)	(15)
Non-accretable	(53)	(57)
Allowance for loan losses	(4)	(4)
Total mortgage loans held for investment, net	$159	$174

The changes in accretable yield on loans transferred to mortgage loans held for investment, net are set forth below.

	Six months ended June 30,
	2016	2015
Accretable Yield
Balance at the beginning of the period	$(15)	$(16)
Accretion	1	2
Reclassifications from nonaccretable discount	—	—
Balance at the end of the period	$(14)	$(14)
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.4 and $0.3 of transfer discount from non-accretable yield for the six months ended June 30, 2016 and June 30, 2015, respectively. Further, Nationstar considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment.

Loan delinquency and loan-to-value ratio ("LTV") are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive LTVs are obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $33 and $41 as of June 30, 2016 and December 31, 2015, respectively.

6. Other Assets

Other assets consist of the following.

	June 30, 2016	December 31, 2015
Accrued revenues	$158	$180
Loans subject to repurchase right from Ginnie Mae	134	117
Deferred tax asset	79	—
Goodwill	71	71
Other Servicing Assets	30	43
Intangible assets	46	50
Prepaid expenses	18	20
Receivables from affiliates, net	8	8
Other	64	43
Total other assets	$608	$532

Accrued revenue is primarily comprised of service fees earned but not received.
For certain loans that Nationstar sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $134 at June 30, 2016 and $117 at December 31, 2015.

The increase in deferred tax asset is primarily due to operating losses associated with fair value adjustments recorded in 2016.

Other is primarily comprised of deposits required to maintain minimum collateral with GSEs and margin call deposits on unsettled trades of securities at June 30, 2016.

7. Derivative Financial Instruments

Derivatives instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), Forward Mortgage Backed Securities ("MBS") trades, Eurodollar futures, interest rate swap agreements and interest rate caps. Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value, with any changes in fair value recorded in earnings as a component of net gain on mortgage loans held for sale. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in derivative financial instruments within the consolidated balance sheets. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded.

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

Associated with the Company's derivatives are $20 and $4 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of June 30, 2016 and December 31, 2015, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

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

Periodically, Nationstar enters into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on the London Interbank Offered Rate ("LIBOR"). Interest rate swaps are accounted for as derivative financial instruments. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations. Unrealized losses on designated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 and $400 to mitigate interest rate risk associated with servicing advance facilities. Expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps in Nationstar's consolidated statements of operations. The Company did not elect hedge accounting related to these agreements and they expired during the first quarter of 2016. The Company did not enter into any new agreements for the three and six months ended June 30, 2016.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Six months ended June 30, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$180	$(1.2)	$(1.2)
Derivative financial instruments
IRLCs	2016	3,627	110.3	20.3
Forward MBS trades	2016	307	0.1	(5.9)
LPCs	2016	550	7.1	3.1
Eurodollar futures(1)	2016-2021	7	—	—
Interest rate swaps	2017	11	0.3	(0.7)
Liabilities
Derivative financial instruments
IRLCs(1)	2016	5	—	—
Forward MBS trades	2016	3,587	28.7	(24.7)
LPCs	2016	71	0.4	0.6
Eurodollar futures	2016-2021	61	0.1	(0.1)
Interest rate swaps	2017	11	0.3	0.7

Twelve months ended December 31, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$176	0.3	0.3
Derivative financial instruments
IRLCs	2016	2,768	89.1	1.2
Forward MBS trades	2016	1,666	6.1	5.8
LPCs	2016	388	3.9	1.9
Eurodollar futures	2016-2021	176	0.1	0.1
Interest rate swaps and caps	2016-2017	846	0.5	(0.4)

Liabilities
Derivative financial instruments
IRLCs(1)	2016	2	—	—
Forward MBS trades	2016	1,807	3.7	14.6
LPCs	2016	314	1.5	(1.4)
Eurodollar futures	2016-2021	95	0.1	(0.1)
Interest rate swaps and caps	2016-2017	13	0.5	(0.4)

(1) Fair values of derivative instruments are less than $1 for the specified dates.

8. Indebtedness

Notes Payable

					June 30, 2016		December 31, 2015
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
MBS advance financing facility	LIBOR+2.5%	March 2017	Servicing advance receivables	$130	$70	$77	$82	$89
Nationstar agency advance financing facility	LIBOR+2.0%	January 2017	Servicing advance receivables	400	265	292	310	364
MBS advance financing facility (2012)	LIBOR+5.0%	July 2016 (1)	Servicing advance receivables	50	41	50	50	70
Nationstar mortgage advance receivable trust	LIBOR+ 1.9%	December 2017	Servicing advance receivables	500	311	356	335	394
MBS servicer advance facility (2014)	LIBOR+3.5%	August 2016 (2)	Servicing advance receivables	125	122	216	106	185
Nationstar agency advance receivables trust	LIBOR+2.0%	October 2017	Servicing advance receivables	1,400	628	695	763	823
Advance facilities principal amount					1,437	1,686	1,646	1,925
Debt issuance costs					(1)	—	(6)	—
Advance facilities, net of unamortized debt issuance costs					$1,436	$1,686	$1,640	$1,925
(1) Subsequent to June 30, 2016 this facility was extended to August 31, 2016.
(2) This facility expires on August 30, 2016.
					June 30, 2016		December 31, 2015
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,300 warehouse facility	LIBOR+2.0% to 2.9%	October 2016	Mortgage loans or MBS	$1,300	$971	$1,001	$634	$678
$1,000 warehouse facility	LIBOR+1.8% to 3.3%	June 2016 (2)	Mortgage loans or MBS	1,000	616	641	545	622
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2016	Mortgage loans or MBS	500	330	337	175	179
$500 warehouse facility	LIBOR+ 2.0% to 2.5%	November 2016	Mortgage loans or MBS	500	382	405	257	274
$350 warehouse facility	LIBOR+2.2% to 4.5%	April 2017	Mortgage loans or MBS	350	70	75	98	112
$200 warehouse facility	LIBOR+1.5%	April 2017	Mortgage loans or MBS	200	93	96	8	9
$300 warehouse facility	LIBOR + 2.3%	December 2016	Mortgage loans or MBS	300	127	144	23	28
$200 warehouse facility	LIBOR + 2.8% to 3.9%	November 2016	Mortgage loans or MBS	200	118	129	45	50
$75 warehouse facility (HCM) (1)	LIBOR+ 2.3% to 2.9%	October 2016	Mortgage loans or MBS	75	44	45	53	59
$100 warehouse facility (HCM)	LIBOR + 2.5% to 2.8%	November 2016	Mortgage loans or MBS	100	43	45	55	60
Warehouse facilities principal amount					2,794	2,918	1,893	2,071
Debt issuance costs					(1)	—	(3)	—
Warehouse facilities, net of unamortized debt issuance costs					$2,793	$2,918	$1,890	$2,071

Mortgage loans, net					$2,266	$2,349	$1,539	$1,681
Reverse mortgage interests, net					$527	$569	$351	$390

(1) This facility is a sublimit of the $1,300 facility specific to Home Community Mortgage ("HCM").
(2) Upon maturity date this facility was extended to June 30, 2017 with a capacity amount of $850.

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below.

	June 30, 2016	December 31, 2015
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	$475	$475
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	346	363
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	400	400
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	596	597
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	214
Unsecured senior notes principal amount, subtotal	2,023	2,049
Debt issuance costs	(20)	(23)
Unsecured senior notes, net of unamortized debt issuance costs	$2,003	$2,026

Nationstar repurchased $25 in principal amount of outstanding notes through the second quarter of 2016 at a discount resulting in a gain of $0.3. The repurchase price included the principal amount of the note, plus accrued and unpaid interest.

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

The indentures for the unsecured senior notes allow Nationstar to redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. On or after certain fixed dates, Nationstar may redeem all or a portion of the unsecured senior notes at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates.

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
As of June 30, 2016, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities as follows.

Year	Amount
2016	$—
2017	—
2018	475
2019	346
2020	400
Thereafter	802
Unsecured senior notes principal amount	2,023
Unamortized debt issuance costs	(20)
Unsecured senior notes, net of unamortized debt issuance costs	$2,003

Other Nonrecourse Debt
A summary of the balances of other nonrecourse debt is presented below.

	June 30, 2016	December 31, 2015
Participating interest financing	$5,673	$5,947
2014-1 HECM securitization	—	227
2015-1 HECM securitization	175	222
2015-2 HECM securitization	160	209
2016-1 HECM securitization	244	—
2016-2 HECM securitization	209	—
Nonrecourse debt - legacy assets	58	65
Other nonrecourse debt principal amount	6,519	6,670
Unamortized debt issuance costs	(8)	(4)
Other nonrecourse debt, net of unamortized debt issuance costs	$6,511	$6,666
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

HECM Securitizations
From time to time, Nationstar securitizes its interests in reverse mortgages. These transactions provide investors with the ability to invest in a pool of non-performing Federal Housing Administration ("FHA") insured HECM loans secured by one to four-family residential properties and a pool of REO properties acquired through foreclosure in connection with HECM loans. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt.

During December 2014, Nationstar Mortgage LLC completed the securitization of approximately $344 in Nationstar HECM Loan Trust 2014-1 Mortgage Backed Securities. The trust issued two separate classes of notes, comprised of Class A Notes and Class M Notes. As part of the securitization, Nationstar retained a portion of the offered Class A notes of approximately $70 as well as the Class M Notes with an outstanding note balance of $36. A portion of the notes retained by Nationstar represent subordinated beneficial interests. During the first quarter 2015, the Company sold the remaining retained portions of the Class A and the Class M notes for total proceeds of $73. In January 2016, Nationstar executed an optional redemption of the notes within HECM Loan Trust 2014-1.  The Company re-securitized the collateral from the transaction and achieved a lower cost of funds within HECM Loan Trust 2016-1.

During June 2015, Nationstar Mortgage LLC completed the securitization of approximately $269 in Nationstar HECM Loan Trust 2015-1 Mortgage Backed Securities. The trust issued two separate classes of notes, comprised of Class A Notes and Class M Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of May 2018. No portion of the notes were retained by the Company as of June 30, 2016.

During November 2015, Nationstar Mortgage LLC completed the securitization of approximately $217 in Nationstar HECM Loan Trust 2015-2 Mortgage Backed Securities. The trust issued three separate classes of notes, comprised of Class A Notes, Class M1 Notes and Class M2 Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of November 2025. No portion of the notes were retained by the Company as of June 30, 2016.

During March 2016, Nationstar Mortgage LLC completed the securitization of approximately $282 in Nationstar HECM Loan Trust 2016-1 Mortgage Backed Securities. The trust issued three separate classes of notes, comprised of Class A Notes, Class M1 Notes and Class M2 Notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of February 2026. No portion of the notes were retained by the Company as of June 30, 2016.

During June 2016, Nationstar Mortgage LLC completed the securitization of approximately $209 in Nationstar HECM Loan Trust 2016-2 Mortgage Backed Securities. The trust issued three separate classes of notes, comprised on Class A notes, Class M1 notes, and Class M2 notes. This transaction was accounted for as a secured borrowing. The notes have a final maturity date of June 2026.  No portion of the notes were retained by the Company as of June 30, 2016.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of asset backed securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on its consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $58 at June 30, 2016 and $65 at December 31, 2015. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $226 and $242 at June 30, 2016 and December 31, 2015, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $67 and $75 at June 30, 2016 and December 31, 2015, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the six months ended June 30, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. Upon recording this charge, Nationstar was unable to meet the profitability requirement in one MBS facility and HCM was unable to meet the profitability requirements for two warehouse facilities. Nationstar received waivers from these financial institutions on these profitability requirements for the six months ended June 30, 2016. After giving effect to these waivers, the Company was in compliance with all required financial covenants as of June 30, 2016.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. At June 30, 2016, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	June 30, 2016	December 31, 2015
Payables to servicing and subservicing investors	$433	$484
Loans subject to repurchase from Ginnie Mae	134	117
Payable to GSEs and securitized trusts	81	113
Payable to insurance carriers and insurance cancellation reserves	73	70
Accrued bonus and payroll	66	96
Accrued interest	61	61
Professional and legal	48	40
Accrued liabilities and accounts payable	45	73
Repurchase reserves	26	26
Lease obligations	22	13
MSR purchases payable including advances	9	22
Other	85	181
Total payables and accrued liabilities	$1,083	$1,296

Payables to Servicing and Subservicing Investors, Payables to GSEs, and Payables to Securitization Trusts
Payables to servicing and subservicing investors represent amounts due in connection with loans serviced and that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

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

10. Securitizations and Financings

Variable Interest Entities
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPEs") determined to be a VIE, which primarily consists of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables. All debt obligations issued from the VIEs is non-recourse to Nationstar.

Nationstar evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration.

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust ("NMART"), (iii) Nationstar Agency Advance Financing Trust ("NAAFT"), (iv) Nationstar Advance Agency Receivables Trust ("NAART") should be consolidated as Nationstar is the primary beneficiary. Also, Nationstar is the primary beneficiary and has consolidated five reverse mortgage SPEs which are (v) Nationstar HECM Loan Trust 2014-1, (vi) Nationstar HECM Loan Trust 2015-1, (vii) Nationstar HECM Loan Trust 2015-2, (viii) Nationstar HECM Loan Trust 2016-1, and (ix) Nationstar HECM Loan Trust 2016-2.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	June 30, 2016		December 31, 2015
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$103	$28	$94	$36
Reverse mortgage interests, net	—	6,414	—	6,547
Advances and other receivables, net	1,342	—	1,581	—
Mortgage loans held for investment, net	160	—	173	—
Other assets	4	—	5	—
Total assets	$1,609	$6,442	$1,853	$6,583
Liabilities
Advance facilities	$1,204	$—	$1,408	$—
Payables and accrued liabilities	2	—	2	1
Nonrecourse debt–legacy assets	58	—	65	—
2014-1 HECM securitization	—	—	—	227
2015-1 HECM securitization	—	175	—	222
2015-2 HECM securitization	—	160	—	209
2016-1 HECM securitization	—	244	—	—
2016-2 HECM securitization	—	209	—	—
Participating interest financing	—	5,673	—	5,947
Total liabilities	$1,264	$6,461	$1,475	$6,606

11. Stockholders' Equity

On December 17, 2015, Nationstar announced that its Board of Directors authorized the repurchase of up to $150 of the registrant's outstanding common stock through December 16, 2016. On February 9, 2016, Nationstar’s Board of Directors authorized a $100 increase to the original repurchase authorization for an aggregate repurchase authorization of $250 under the Company’s share repurchase program. As of June 30, 2016, a total of 10,680 thousand shares have been repurchased since the inception of the plan, of which 9,843 thousand shares were acquired in 2016 for $106.
During the three and six months ended June 30, 2016, certain employees of Nationstar were granted 26 thousand and 1,496 thousand restricted stock units ("RSUs"). The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $5 and $12 of expense related to the share-based awards during the three and six months ended June 30, 2016, respectively, and $6 and $11 for the three and six months ended June 30, 2015, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$(53)	$44	$(135)	$17

Effective tax rate	37%	37%	38%	36%

For the three months and six months ended June 30, 2016 and June 30, 2015, the effective tax rates differed from the statutory federal rate of 35% primarily due to the elimination of the book income of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate is based upon forecasted pre-tax income or loss for the year.

The elimination of the book income attributable to a less-than-wholly-owned subsidiary is treated as a permanent difference and reduces taxable income. Because the Company is in a net loss position for the three months and six months ended June 30, 2016, the book income attributable to a less-than-wholly-owned subsidiary increases the effective tax rate and the income tax benefit.

13. Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement. Accordingly, a fair value measurement should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a three-tiered fair value hierarchy has been established based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs).
The following describes the methods and assumptions used by Nationstar in estimating fair values.
Cash and Cash Equivalents, Restricted Cash (Level 1) – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale (Level 2) – Nationstar originates mortgage loans in the U.S. it intends to sell to Fannie Mae, Freddie Mac and Ginnie Mae. Additionally, Nationstar holds mortgage loans it intends to sell into the secondary markets through whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
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
Mortgage Servicing Rights – Fair Value (Level 3) – Nationstar estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues, advance recovery rates and costs to service.

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
Advances and Other Receivables, Net (Level 3) - Advances and other receivables are valued at their net realizable value, which generally approximates fair value because advances have no stated maturity and the effect of interest over their recovery period is not material. See Note 3, Advances and Other Receivables, Net for more information.
Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Fair value for active reverse mortgage loans is estimated based on pricing of recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds. The recent timing of these transactions allows the pricing to consider the current interest rate risk exposures. The fair value of inactive reverse mortgage loans is established based upon a discounted par value of the loan derived from the Company’s historical loss factors experienced on foreclosed loans.
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract, therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are recorded at fair value based on the observable market data related to the underlying mortgage loans. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 7, Derivative Financial Instruments for more information.
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

The following table presents the estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis.

		June 30, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$2,200.6	$—	$2,200.6	$—
Mortgage servicing rights(1)	2,794.0	—	—	2,794.0
Derivative financial instruments:
IRLCs	110.3	—	110.3	—
Forward MBS trades	0.1	—	0.1	—
LPCs	7.1	—	7.1	—
Interest rate swaps and caps	0.3	—	0.3	—
Eurodollar futures(2)	—	—	—	—
Total assets	$5,112.4	$—	$2,318.4	$2,794.0
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	28.7	—	28.7	—
LPCs	0.4	—	0.4	—
Interest rate swaps and caps	0.3	—	0.3	—
Eurodollar futures	0.1	—	0.1	—
Mortgage servicing rights financing	80.0	—	—	80.0
Excess spread financing	1,095.1	—	—	1,095.1
Total liabilities	$1,204.6	$—	$29.5	$1,175.1

		December 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,429.7	$—	$1,429.7	$—
Mortgage servicing rights(1)	3,358.3	—	—	3,358.3
Derivative financial instruments:
IRLCs	89.1	—	89.1	—
Forward MBS trades	6.1	—	6.1	—
LPCs	3.9	—	3.9	—
Interest rate swaps and caps	0.5	—	0.5	—
Eurodollar futures	0.1	—	0.1	—
Total assets	$4,887.7	$—	$1,529.4	$3,358.3
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	3.7	—	3.7	—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.5	—	0.5	—
Eurodollar futures	0.1	—	0.1	—
Mortgage servicing rights financing	68.7	—	—	68.7
Excess spread financing	1,232.1	—	—	1,232.1
Total liabilities	$1,306.6	$—	$5.8	$1,300.8

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair value of derivative instruments are less than $1 for the specified dates.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Six months ended June 30, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$3,358	$1,232	$69
Total gains or losses
Included in earnings	(636)	(42)	11
Purchases, issuances, sales and settlements
Purchases	2	—	—
Issuances	86	—	—
Settlements	—	(95)	—
Dispositions	(16)	—	—
Ending balance	$2,794	$1,095	$80

	Assets	Liabilities
Twelve months ended December 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,950	$1,031	$49
Total gains or losses
Included in earnings	(497)	25	20
Purchases, issuances, sales and settlements
Purchases	730	—	—
Issuances	222	386	—
Settlements	—	(210)	—
Dispositions	(47)	—	—
Ending balance	$3,358	$1,232	$69

No transfers were made into or out of Level 3 fair value assets and liabilities for the six months ended June 30, 2016 or the twelve months ended December 31, 2015.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	June 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$624	$624	$—	$—
Restricted cash	303	303	—	—
Advances and other receivables, net	2,066	—	—	2,066
Reverse mortgage interests, net	7,463	—	—	7,669
Mortgage loans held for sale	2,201	—	2,201	—
Mortgage loans held for investment, net	159	—	—	164
Derivative financial instruments	118	—	118	—
Financial liabilities
Unsecured senior notes	2,003	1,885	—	—
Advance facilities	1,436	—	1,436	—
Warehouse facilities	2,793	—	2,793	—
Mortgage servicing rights financing liability	80	—	—	80
Derivative financial instruments	30	—	30	—
Excess spread financing	1,095	—	—	1,095
Nonrecourse debt - legacy assets	58	—	—	57
Participating interest financing	5,673	—	5,852	—
2015-1 HECM securitization	175	—	—	187
2015-2 HECM securitization	160	—	—	165
2016-1 HECM securitization	244	—	—	252
2016-2 HECM securitization	209	—	—	205

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$613	$613	$—	$—
Restricted cash	332	332	—	—
Mortgage loans held for sale	1,430	—	1,430	—
Mortgage loans held for investment, net	174	—	—	174
Advances and other receivables, net	2,412	—	—	2,412
Reverse mortgage interests, net	7,514	—	—	7,705
Derivative financial instruments	100	—	100	—
Financial liabilities:
Unsecured senior notes	2,049	1,912	—	—
Advance facilities	1,646	—	1,646	—
Warehouse facilities	1,893	—	1,893	—
Derivative financial instruments	6	—	6	—
Excess spread financing	1,232	—	—	1,232
Mortgage servicing rights financing liability	69	—	—	69
Nonrecourse debt - legacy assets	65	—	—	74
Participating interest financing	5,947	—	6,091	—
2014-1 HECM securitization	227	—	—	298
2015-1 HECM securitization	222	—	—	275
2015-2 HECM securitization	209	—	—	250

14. Capital Requirements

Certain of Nationstar's secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, Nationstar's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of Nationstar's selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,184. As of June 30, 2016, Nationstar was in compliance with its selling and servicing capital requirements.

15. Commitments and Contingencies

Litigation and Regulatory Matters
Nationstar and its subsidiaries are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business. The legal proceedings are at varying stages of adjudication, arbitration or investigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the Bankruptcy Code), False Claims Act and Making Home Affordable loan modification programs. Some of the proceedings present novel legal theories.

In addition, along with others in our industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company has entered into agreements with a number of entities that are parties to various securitizations or other agreements that toll applicable limitations periods with respect to their claims. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of our various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

Nationstar’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission, the Department of Justice, the U.S. Trustee Program, the multistate coalition of mortgage banking regulators and various State Attorneys General. Nationstar has historically had a number of open investigations with various State Attorneys General and other regulators or enforcement agencies. We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. Nationstar is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs. Responding to these matters requires Nationstar to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

The Company seeks to resolve all litigation and regulatory and governmental matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory and governmental proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $20 and $33 for the three and six months ended June 30, 2016, and $16 and $23 for the three and six months ended June 30, 2015, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its litigation and regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $18 to $52 in excess of the accrued liability (if any) related to those matters as of June 30, 2016. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

In our experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; we have not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for us to estimate losses or ranges of losses that it is reasonably possible we could incur.

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

Nationstar has certain MSRs related to approximately $27,797 of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. As of June 30, 2016, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $2,887. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

16. Business Segment Reporting

Nationstar’s segments are based upon Nationstar’s organizational structure, which focuses primarily on the services offered. The accounting policies of each reportable segment are consistent with those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Three months ended June 30, 2016
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related	$(19)	$13	$119	$113	$—	$113
Net gain on mortgage loans held for sale	43	173	—	216	—	216
Total revenues	24	186	119	329	—	329
Total expenses	159	133	97	389	24	413
Other income (expense)
Interest income	87	16	—	103	4	107
Interest expense	(110)	(15)	—	(125)	(42)	(167)
Total other income (expense)	(23)	1	—	(22)	(38)	(60)
Income (loss) before taxes	$(158)	$54	$22	$(82)	$(62)	$(144)
Depreciation and amortization	$4	$2	$6	$12	$9	$21
Total assets	12,496	4,681	331	17,508	(1,023)	16,485

	Three months ended June 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related	$321	$13	$122	$456	$2	$458
Net gain on mortgage loans held for sale	8	156	—	164	—	164
Total revenues	329	169	122	620	2	622
Total expenses	210	117	94	421	20	441
Other income (expense)
Interest income	67	17	—	84	3	87
Interest expense	(90)	(15)	—	(105)	(43)	(148)
Total other income (expense)	(23)	2	—	(21)	(40)	(61)
Income (loss) before taxes	$96	$54	$28	$178	$(58)	$120
Depreciation and amortization	$6	$4	$4	$14	$4	$18
Total assets	14,408	1,874	271	$16,553	720	$17,273

	Six months ended June 30, 2016
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related	$(53)	$28	$220	$195	$2	$197
Net gain on mortgage loans held for sale	67	321	—	388	(1)	387
Total revenues	14	349	220	583	1	584
Total expenses	335	258	187	780	45	825
Other income (expense)
Interest income	172	31	—	203	7	210
Interest expense	(217)	(28)	—	(245)	(83)	(328)
Total other income (expense)	(45)	3	—	(42)	(76)	(118)
Income (loss) before taxes	$(366)	$94	$33	$(239)	$(120)	$(359)
Depreciation and amortization	$10	$5	$12	$27	$17	$44
Total assets	12,496	4,681	331	17,508	(1,023)	16,485

	Six months ended June 30, 2015
	Servicing	Originations	Xome	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related	$421	$20	$230	$671	$2	$673
Net gain on mortgage loans held for sale	22	307	—	329	2	331
Total revenues	443	327	230	1,000	4	1,004
Total expenses	392	217	174	783	42	825
Other income (expense)
Interest income	92	32	—	124	7	131
Interest expense	(149)	(29)	—	(178)	(86)	(264)
Total other income (expense)	(57)	3	—	(54)	(79)	(133)
Income (loss) before taxes	$(6)	$113	$56	$163	$(117)	$46
Depreciation and amortization	$12	$8	$7	$27	$9	$36
Total assets	14,408	1,874	271	16,553	720	17,273

17. Guarantor Financial Statement Information

As of June 30, 2016, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued $2,003 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$594	$1	$29	$—	$624
Restricted cash	—	169	—	134	—	303
Mortgage servicing rights	—	2,801	—	—	—	2,801
Advances and other receivables, net	—	2,066	—	—	—	2,066
Reverse mortgage interests, net	—	6,644	—	819	—	7,463
Mortgage loans held for sale	—	2,107	—	94	—	2,201
Mortgage loans held for investment, net	—	(1)	—	160	—	159
Property and equipment, net	—	114	1	27	—	142
Derivative financial instruments	—	114	—	4	—	118
Other assets	(103)	490	314	1,343	(1,436)	608
Investment in subsidiaries	1,552	613	—	—	(2,165)	—
Total assets	$1,449	$15,711	$316	$2,610	$(3,601)	$16,485
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,003	$—	$—	$—	$2,003
Advance facilities	—	232	—	1,204	—	1,436
Warehouse facilities	—	2,706	—	87	—	2,793
Payables and accrued liabilities	7	1,013	1	62	—	1,083
MSR related liabilities - nonrecourse	—	1,175	—	—	—	1,175
Mortgage servicing liabilities	—	12	—	—	—	12
Derivative financial instruments	—	30	—	—	—	30
Other nonrecourse debt	—	5,665	—	846	—	6,511
Payables to affiliates	—	1,323	4	109	(1,436)	—
Total liabilities	7	14,159	5	2,308	(1,436)	15,043
Total equity	1,442	1,552	311	302	(2,165)	1,442
Total liabilities and equity	$1,449	$15,711	$316	$2,610	$(3,601)	$16,485

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$(15)	$7	$121	$—	$113
Net gain on mortgage loans held for sale	—	205	—	11	—	216
Total revenues	—	190	7	132	—	329
Expenses
Salaries wages benefits	—	148	1	56	—	205
General and administrative	—	149	1	58	—	208
Total expenses	—	297	2	114	—	413
Other income (expense)
Interest income	—	94	—	13	—	107
Interest expense	—	(149)	—	(18)	—	(167)
Gain (loss) from subsidiaries	(92)	18	—	—	74	—
Total other income (expense)	(92)	(37)	—	(5)	74	(60)
Income (loss) before taxes	(92)	(144)	5	13	74	(144)
Income tax expense (benefit)	—	(53)	—	—	—	(53)
Net income (loss)	(92)	(91)	5	13	74	(91)
Less: net gain (loss) attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) excluding noncontrolling interests	$(92)	$(92)	$5	$13	$74	$(92)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$(41)	$14	$224	$—	$197
Net gain on mortgage loans held for sale	—	367	—	20	—	387
Total revenues	—	326	14	244	—	584
Expenses
Salaries wages benefits	—	292	2	108	—	402
General and administrative	—	309	5	109	—	423
Total expenses	—	601	7	217	—	825
Other income (expense)
Interest income	—	185	—	25	—	210
Interest expense	—	(290)	—	(38)	—	(328)
Gain (loss) from subsidiaries	(224)	21	—	—	203	—
Total other income (expense)	(224)	(84)	—	(13)	203	(118)
Income (loss) before taxes	(224)	(359)	7	14	203	(359)
Income tax expense (benefit)	—	(135)	—	—	—	(135)
Net income (loss)	(224)	(224)	7	14	203	(224)
Less: net gain (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) excluding noncontrolling interests	$(224)	$(224)	$7	$14	$203	$(224)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(224)	$(224)	$7	$14	$203	$(224)
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	—	—	—	—	—
(Gain) loss from subsidiaries	224	(21)	—	—	(203)	—
Share-based compensation	—	9	—	3	—	12
Excess tax deficiency from share-based compensation	—	4	—	—	—	4
Gain on mortgage loans held for sale	—	(368)	—	(20)	—	(388)
Provision for reserves on advances and other receivables	—	58	—	—	—	58
Mortgage loans originated and purchased, net of fees	—	(9,489)	—	(497)	—	(9,986)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(770)	—	—	—	(770)
Proceeds on sale of and payments of mortgage loans held for sale	—	14,885	—	(4,580)	—	10,305
Depreciation and amortization	—	32	—	12	—	44
Amortization (accretion) of premiums (discounts)	—	(5,124)	—	5,143	—	19
Fair value changes in excess spread financing	—	(42)	—	—	—	(42)
Fair value changes and amortization/accretion of mortgage servicing rights	—	624	—	—	—	624
Fair value change in mortgage servicing rights financing liability	—	11	—	—	—	11
Changes in assets and liabilities:
Advances and other receivables, net	—	290	—	—	—	290
Reverse mortgage interests, net	—	187	—	(137)	—	50
Other assets	109	(383)	(7)	195	—	(86)
Payables and accrued liabilities	—	(210)	—	(7)	—	(217)
Net cash attributable to operating activities	109	(531)	—	126	—	(296)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2016 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(19)	—	(7)	—	(26)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	1	—	—	—	1
Sale of forward mortgage servicing rights	—	15	—	—	—	15
Proceeds on sale of reverse mortgage servicing rights	—	1	—	—	—	1
Net cash attributable to investing activities	—	(2)	—	(7)	—	(9)
Financing activities
Transfers (to) from restricted cash, net	—	32	—	(1)	—	31
Debt financing costs	—	(5)	—	—	—	(5)
Increase (decrease) warehouse facilities	—	1,098	—	(21)	—	1,077
Increase (decrease) advance facilities	—	(5)	—	(204)	—	(209)
Proceeds from HECM securitizations	—	(180)	—	491	—	311
Repayment of HECM securitizations	—	—	—	(362)	—	(362)
Repayment of excess spread financing	—	(95)	—	—	—	(95)
Increase in participating interest financing in reverse mortgage interests	—	(286)	—	—	—	(286)
Repayment of nonrecourse debt–legacy assets	—	—	—	(8)	—	(8)
Repurchase of unsecured senior notes	—	(25)	—	—	—	(25)
Excess tax deficiency from share-based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Repurchase of treasury shares	(106)	—	—	—	—	(106)
Net cash attributable to financing activities	(109)	530	—	(105)	—	316
Net increase (decrease) in cash	—	(3)	—	14	—	11
Cash and cash equivalents at beginning of period	—	597	1	15	—	613
Cash and cash equivalents at end of period	$—	$594	$1	$29	$—	$624

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$597	$1	$15	$—	$613
Restricted cash	—	199	—	133	—	332
Mortgage servicing rights	—	3,367	—	—	—	3,367
Advances and other receivables, net	—	2,412	—	—	—	2,412
Reverse mortgage interests, net	—	6,832	—	682	—	7,514
Mortgage loans held for sale	—	1,305	—	125	—	1,430
Mortgage loans held for investment, net	—	1	—	173	—	174
Property and equipment, net	—	113	1	29	—	143
Derivative financial instruments	—	96	—	4	—	100
Other assets	3	610	303	1,497	(1,881)	532
Investment in subsidiaries	1,768	510	—	—	(2,278)	—
Total assets	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,026	$—	$—	$—	$2,026
Advance facilities	—	232	—	1,408	—	1,640
Warehouse facilities	—	1,782	—	108	—	1,890
Payables and accrued liabilities	4	1,222	1	69	—	1,296
MSR related liabilities - nonrecourse	—	1,301	—	—	—	1,301
Mortgage servicing liabilities	—	25	—	—	—	25
Derivative financial instruments	—	6	—	—	—	6
Other nonrecourse debt	—	5,943	—	723	—	6,666
Payables to affiliates	—	1,737	1	143	(1,881)	—
Total liabilities	4	14,274	2	2,451	(1,881)	14,850
Total equity	1,767	1,768	303	207	(2,278)	1,767
Total liabilities and equity	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$331	$(2)	$129	$—	$458
Net gain on mortgage loans held for sale	—	153	—	11	—	164
Total revenues	—	484	(2)	140	—	622
Expenses
Salaries wages benefits	—	141	—	57	—	198
General and administrative	—	194	—	49	—	243
Total expenses	—	335	—	106	—	441
Other income (expense)
Interest income	—	78	—	9	—	87
Interest expense	—	(131)	—	(17)	—	(148)
Gain (loss) from subsidiaries	75	23	—	—	(98)	—
Total other income (expense)	75	(30)	—	(8)	(98)	(61)
Income (loss) before taxes	75	119	(2)	26	(98)	120
Income tax benefit	—	43	1	—	—	44
Net income (loss)	75	76	(3)	26	(98)	76
Less: net gain attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) excluding noncontrolling interests	$75	$75	$(3)	$26	$(98)	$75

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2015
	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$433	$(3)	$243	$—	$673
Net gain on mortgage loans held for sale	—	310	—	21	—	331
Total Revenues	—	743	(3)	264	—	1,004
Expenses
Salaries, wages and benefits	—	270	—	107	—	377
General and administrative	—	358	—	90	—	448
Total expenses	—	628	—	197	—	825
Other income (expense)
Interest income	—	114	—	17	—	131
Interest expense	—	(231)	—	(33)	—	(264)
Gain (loss) from subsidiaries	26	46	—	—	(72)	—
Total other income (expense)	26	(71)	—	(16)	(72)	(133)
Income before taxes	26	44	(3)	51	(72)	46
Income tax expense (benefit)	—	15	2	—	—	17
Net income (loss)	26	29	(5)	51	(72)	29
Less: net gain attributable to noncontrolling interests	—	3	—	—	—	3
Net income (loss) excluding noncontrolling interests	$26	$26	$(5)	$51	$(72)	$26

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities
Net income (loss)	$26	$26	$(5)	$51	$(72)	$26
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	3	—	—	—	3
(Gain) loss from subsidiaries	(26)	(46)	—	—	72	—
Share-based compensation	—	11	—	—	—	11
Excess tax benefit from share based compensation	—	(1)	—	—	—	(1)
Net gain on mortgage loans held for sale	—	(310)	—	(21)	—	(331)
Mortgage loans originated and purchased, net of fees	—	(9,051)	—	—	—	(9,051)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(833)	—	—	—	(833)
Proceeds on sale of and payments of mortgage loans held for sale and held for investment	—	9,449	—	(19)	—	9,430
Loss on interest rate swaps and caps	—	—	—	1	—	1
Provision for reserves on advances and other receivables	—	23	—	—	—	23
Depreciation and amortization	—	29	—	7	—	36
Amortization (accretion) of premiums (discounts)	—	(11)	—	(1)	—	(12)
Fair value changes in excess spread financing	—	39	—	—	—	39
Fair value changes and amortization of mortgage servicing rights	—	183	—	—	—	183
Fair value change in mortgage servicing rights financing liability	—	10	—	—	—	10
Changes in assets and liabilities:
Advances and other receivables, net	—	282	—	2	—	284
Reverse mortgage interests, net	—	83	—	(207)	—	(124)
Other assets	—	205	4	(232)	—	(23)
Payables and accrued liabilities	—	37	2	—	—	39
Net cash attributable to operating activities	—	128	1	(419)	—	(290)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2015 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(13)	—	(14)	—	(27)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(500)	—	—	—	(500)
Purchase of reverse mortgage interests	—	(4,816)	—	—	—	(4,816)
Acquisitions, net of cash acquired	—	—	—	(45)	—	(45)
Net cash attributable to investing activities	—	(5,329)	—	(59)	—	(5,388)
Financing activities
Transfers to restricted cash, net	—	(20)	—	(82)	—	(102)
Issuance of common stock, net of issuance cost	—	498	—	—	—	498
Debt financing costs	—	(11)	—	—	—	(11)
Increase in warehouse facilities	—	533	—	45	—	578
Increase (decrease) in advance facilities	—	(330)	—	251	—	(79)
Proceeds from HECM Securitization	—	—	—	341	—	341
Repayment of HECM Securitization	—	—	—	(63)	—	(63)
Issuance of excess spread financing	—	258	—	—	—	258
Repayment of excess spread financing	—	(100)	—	—	—	(100)
Increase in participating interest financing in reverse mortgage interests	—	4,633	—	—	—	4,633
Repayment of nonrecourse debt – legacy assets	—	—	—	(6)	—	(6)
Excess tax benefit from share-based compensation	—	1	—	—	—	1
Surrender of shares relating to stock vesting	—	(6)	—	—	—	(6)
Net cash attributable to financing activities	—	5,456	—	486	—	5,942
Net increase in cash and cash equivalents	—	255	1	8	—	264
Cash and cash equivalents at beginning of period	—	280	—	19	—	299
Cash and cash equivalents at end of period	$—	$535	$1	$27	$—	$563

18. Transactions with Affiliates

Nationstar enters into arrangements with Fortress, its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions and cash flow requirements. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress. During the three and six months ended June 30, 2016, the Company earned revenues from affiliates of Fortress totaling $2 and $5, respectively, compared to $2 and $5 from the same periods in 2015, respectively, as described below.

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the Portfolios, which was $619 and $658, at June 30, 2016 and December 31, 2015 respectively. For the three months ended June 30, 2016 and 2015, Nationstar received servicing fees and other performance incentive fees of $1 and $1, respectively. For the six months ended June 30, 2016 and 2015, Nationstar received servicing fees and other performance incentive fees of $2 and $2, respectively.

New Residential Investment Corp. ("New Residential")
Excess Spread Financing
Nationstar has entered into several agreements with certain entities formed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"). Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after a receipt of a fixed base servicing fee per loan. Nationstar, as the servicer of the loans, retains all ancillary revenues and the remaining portion of the excess cash flow after payment of the fixed base servicing fee and also provides all advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

The fair value of the outstanding liability related to these agreements was $1,095 and $1,232 at June 30, 2016 and December 31, 2015, respectively. Fees paid to New Residential Entity totaled $75 and $152 for the three and six months ended June 30, 2016, respectively and $70 and $138 for the three and six months ended June 30, 2015, respectively, which are recorded as a reduction to servicing fee revenue.

Mortgage Servicing Rights Financing Liability
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets.

Special purpose subsidiaries of Nationstar previously issued approximately $2,100 of nonrecourse variable funding notes to finance the advances funded or acquired by Nationstar. These notes were issued by two wholly-owned special purpose entities under servicer advance facilities. Pursuant to a sale agreement, New Residential purchased the outstanding equity of the wholly-owned special purpose entities. On the sale date, New Residential and Nationstar amended and restated the transaction documents for each facility. Under these amended and restated transaction documents for each facility, Nationstar will continue to sell future servicing advances to New Residential.

The fair value of the outstanding liability related to the Sale Agreement was $80 and $69 at June 30, 2016 and December 31, 2015, respectively. Nationstar did not enter into any additional supplemental agreements with the Purchaser in 2016 and 2015.

Other
In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended June 30, 2016 and 2015, Nationstar recognized revenue of $1 and $0.4 related to these servicing arrangements, respectively. For the six months ended June 30, 2016 and 2015, Nationstar recognized revenue of $2 and $2 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for New Residential related to for the collapse of certain securitization trusts pursuant to the exercise by New Residential of its clean up call rights. There was no recorded revenue for these administration services during the second quarter of 2016. The Company earned revenue of $0.1 for these administration services during the second quarter of 2015. For the six months ended June 30, 2016 and 2015, Nationstar earned revenue of $0.2 and $0.1 for these administration services, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83 for a purchase price of $50. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC ("NIC"), a subsidiary of New Residential, whereby it sold NIC a 70% participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar records to servicing fee revenue the fixed payments received per loan for servicing NICs interest in these reverse mortgage loans, which totaled $0.1 and $0.1 for the three months ended June 30, 2016 and 2015, respectively and $0.1 and $0.2 for the six months ended June 30, 2016 and 2015, respectively. Nationstar records NICs interest as a reduction to reverse mortgage interests on the Company's consolidated balance sheets.

OneMain Financial Holdings, LLC
On November 15, 2015, Springleaf Holdings, Inc. which is primarily owned by certain private equity funds managed by an affiliate of Fortress, completed its acquisition of OneMain Financial Holdings, LLC, and changed its corporate name from Springleaf Holdings, Inc. to OneMain Holdings, Inc. Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the three months ended June 30, 2016 and 2015, Nationstar recognized revenue of $0.3 and $0.3, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the six months ended June 30, 2016 and 2015, Nationstar recognized revenue of $1 and $1, respectively, in additional servicing and other performance incentive fees related to these portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.
OVERVIEW
Nationstar is an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. The Company is the largest nonbank servicer and the fourth largest servicer of residential mortgage loans in the nation, growing its portfolio of serviced loans through ownership of mortgage servicing rights and execution of subservicing arrangements. We originate conventional residential mortgage loans under our Greenlight and Nationstar brands and leverage existing relationships with borrowers of our serviced portfolios to modify or originate new loans. Our Xome operations represent a leading industry provider of a residential real estate marketing platform and offerings of real estate sales transaction support services. Through our Xome platform, which offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals, we intend to enhance the home buying and selling experience. Xome provide services to three of the top five money center banks with various services including title and close, appraisal and, increasingly, technology solutions.

Our second quarter results demonstrate our emergence as a leader in the residential mortgage marketplace. Operating performance for the Servicing segment included improvements in operational revenues and expense containment. Operational revenues improved by 2 bps over 2015 due to higher fees earned as a result of lower loan delinquencies, a $17 gain from the sale of reverse mortgage loans we reacquired by exercising clean-up call rights and higher referral fees earned on loan refinancings. Expenses improved by 3 bps over 2015 also due to improved delinquency rates and lower claims loss reserve adjustments.

Our Originations segment delivered record revenues of $186 in second quarter 2016, the highest since 2012. This strong performance exceeds prior year results by 9% and is driven by our direct to consumer business. The Originations segment continues to benefit from the low interest rate environment and improved recapture rates on serviced loans. While economic forecasts anticipate mortgage rates to continue near historic lows, other factors such as job growth will influence the outlook for this segment.

Finally, quarterly profitability of Xome declined in 2016 compared to the prior year due to lower sales volumes related to its residential sales platform, continued investment in its technology platforms and due to the remediation of certain obligations incurred in connection with the acquisition of the company's businesses. Xome continues to make significant improvement in quarterly profitability. Second quarter improvements were driven by strong property dispositions as well as improvement in title operations.

We previously announced our intent to pursue a more capital-light strategy. Since then, we have taken multiple steps to execute upon this strategy, including sale of advances, use of excess financing and sale of loans with servicing retained, just to name a few. By the end of 2016, we expect to be servicing on behalf of others $100,000 of MSRs. This includes our existing partners such as Fannie Mae, as well two new highly respected partners whose loans we are boarding predominantly during the third quarter of 2016 - Seneca Mortgage Servicing LLC ("Seneca") and USAA Federal Savings Bank ("USAA"). Being selected by Seneca and USAA to serve their customers is a testament to our continual investments in customer service, compliance and technology. Expanding our subservicing capabilities, including into private label servicing, serves to further our capital-light strategy by adding high margin servicing rights with limited use of cash as well as increases the addressable market to which we can offer mortgage services. In addition, both Seneca and USAA are expected to continue to invest in and grow their portfolios through new originations and purchase of loans.

Second Quarter 2016 Highlights

Major highlights for the second quarter of 2016 include:

•	Achieved 7.8 basis points of Servicing profitability which includes a $17 gain (or 1.7 bps) related to the sale of reverse mortgage loans we reacquired by exercising clean-up call rights.

•	Awarded over $90,000 in new MSRs to be acquired or subserviced.

•	Earned $54 in originations, funding more than 25,400 loans during the quarter.

•	Improved recapture rate to 29% from 25% for the second quarter of 2016.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 6% from 7% at the start of the year.

•	Provided over 15,282 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Funded $5,204 mortgage loans, including $3,291 related to retaining customers from our servicing portfolio.

•	Refinanced $1,143 in Home Affordable Refinance Program ("HARP") loans, providing relief to 6,716 customers.

Capital and Liquidity

We had cash on hand of $624 as of June 30, 2016 and $613 as of December 31, 2015. In addition, we had total equity of $1,442 as of June 30, 2016 and $1,767 as of December 31, 2015. We believe we have sufficient capital and liquidity to conduct our operations including adequate access to capital to expand our operations consistent with the Company's strategy.
Purchase / Sale of MSRs
During the second quarter of 2016, we completed the sale of MSRs associated with $403 in UPB which consisted mostly of loans originated through correspondence and retained subservicing rights. We purchased MSRs associated with $394 UPB with cash on hand during the six months ended 2016. For additional information see Note 2. Mortgage Servicing Rights ("MSR") and Related Liabilities and Note 18. Transactions with Affiliates. In the third quarter of 2016, we will commence boarding mortgage portfolios exceeding $100,000 of UPB, while using limited capital resources to execute these transactions as they predominantly consist of portfolios where we are acting as the subservicer.

Warehouse Facilities
We finance mortgage originations through secured warehouse credit facilities with various well capitalized financial institutions. The financing is in place until the mortgage loans are sold to secondary market participants; however, in the vast majority of cases the servicing of the loans is retained by us. Certain warehouse facilities provide further liquidity for reverse mortgages and mortgage servicing rights. As a result of the increased activity in our Originations segment, our mortgage loans held for sale increased to $2,201 as of June 30, 2016 compared to $1,430 as of December 31, 2015. As of June 30, 2016, total warehouse capacity was $4,525, of which $2,794 was utilized. We constantly assess facilities to ensure sufficient capacity for growth and adequate diversification of lenders. The excess capacity is considered sufficient to support further growth across the platform and minimize funding risk.

RESULTS OF OPERATIONS

Consolidated Results

Table 1. Consolidated Operations	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues - operational	$560	$541	$1,077	$1,032
Revenues - MTM	(231)	81	(493)	(28)
Total revenues	329	622	584	1,004
Expenses	413	441	825	825
Other expense, net	(60)	(61)	(118)	(133)
Income (loss) before income tax	(144)	120	(359)	46
Less: income tax expense (benefit)	(53)	44	(135)	17
Less: income attributable to noncontrolling interests	1	1	—	3
Net income (loss) attributable to Nationstar	$(92)	$75	$(224)	$26

During the three and six months ended June 30, 2016, operational revenues grew approximately 4% compared to the same periods in 2015, primarily due to growth in our Originations segment. Gains within our Originations segment were driven by higher loan recapture rates and the continued low interest rate environment. Net income declined for these periods compared to 2015, predominantly due to fair value marks as a result of reductions in interest rates. Originations earnings were down year-to-date 2016 when compared to the same period in 2015 due to higher expenses associated with compliance and regulatory industry changes along with increased headcount aligned with higher funded units. Xome’s net income declined primarily due to lower sales volumes and higher legal and technology related costs.

Table 2. Revenues	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Servicing:
Operational	$333	$335	$650	$636
Amortization	(78)	(88)	(143)	(165)
Mark-to-market	(231)	81	(493)	(28)
Total Servicing	24	328	14	443
Originations	186	170	349	328
Xome	119	122	220	230
Corporate and other, including eliminations	—	2	1	3
Total revenues	$329	$622	$584	$1,004

Total revenues, excluding amortization and mark-to-market, increased in the second quarter and increased year-to-date, compared to the same periods in 2015. Servicing operational revenues remained flat in the second quarter and increased year-to-date, when compared to the same periods in 2015, primarily driven by higher base servicing fees as a result of improved portfolio performance despite a decline in average UPB. Origination revenues increased due to improved secondary margins and continued focus on portfolio recapture rate, which has increased from 25% to 30% year-to-date. Xome revenues decreased as a result of lower sales volumes of its real estate market platform and default valuation orders, partially offset by an increase in title revenue.

Table 3. Expenses	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Servicing	$159	$210	$335	$392
Originations	133	117	258	217
Xome	97	94	187	174
Corporate and other, including eliminations	24	20	45	42
Total expenses	$413	$441	$825	$825

Total expenses decreased in the second quarter and increased year-to-date, compared to the same periods in 2015. Increased expenses in Originations and Xome were partially offset by lowered expenses in Servicing for both the three and six months ended June 30, 2016. Servicing expenses decreased primarily due to lower future expected losses on loans previously accrued and lower average UPB serviced during the period. Expenses increased in our Originations segment primarily due to a higher funded volume and systems implementation costs. Expenses increased in our Xome segment primarily due to growth in title operations as well as higher technology related costs. Included in Xome in second quarter 2016, is $5 of expense related to the remediation of obligations related to an acquired business.

Table 4. Other Income (Expense), Net	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reverse interest income	$85	$67	$170	$91
Other interest income	21	20	40	40
Interest income	106	87	210	131
Reverse interest expense	(65)	(46)	(132)	(60)
Advance interest expense	(14)	(12)	(29)	(24)
Corporate debt interest expense	(38)	(40)	(76)	(80)
Other interest expense	(49)	(50)	(91)	(100)
Interest expense	(166)	(148)	(328)	(264)
Total other expense, net	$(60)	$(61)	$(118)	$(133)

Total other income (expense) was flat for the three months ended June 30, 2015 compared to 2015. Other (expense) income improved for the six months ended June 30, 2015 primarily due to higher reverse interest income associated with the second quarter 2015 Generation Mortgage asset acquisition which added $4,857 UPB of reverse mortgages and related securitized debt. This was partially offset by higher reverse interest expense, also related to the Generation Mortgage asset acquisition.

Table 5. Income (Loss) Before Income Taxes	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Servicing:
Operational	$151	$103	$270	$187
Amortization	(78)	(88)	(143)	(165)
Servicing income before mark-to-market adjustments	73	15	127	22
Mark-to-market	(231)	81	(493)	(28)
Total Servicing	(158)	96	(366)	(6)
Originations	54	54	94	113
Xome	22	28	33	56
Corporate and other, including eliminations	(62)	(58)	(120)	(117)
Total income (loss) before income taxes	$(144)	$120	$(359)	$46

The decrease in income (loss) before income taxes for the three and six months ended June 30, 2016 compared to the same periods in 2015 is driven by the decrease in pre-tax income in our Servicing and Originations segments as a result of unfavorable mark-to-market adjustments on MSRs and mortgage loans held for sale. Servicing results including operational and amortization improved dramatically for the six months ended June 30, 2016 compared to the same period in 2015. Income before taxes for Xome declined in the current period primarily due to additional investments in technology and corporate infrastructure.

Table 6. Income Tax Expense (Benefit)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$(53)	$44	$(135)	$17

Effective tax rate	37%	37%	38%	36%
For the three months and six months ended June 30, 2016 and June 30, 2015, the effective tax rates differed from the statutory federal rate of 35% primarily due to the elimination of the book income of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate is based upon forecasted pre-tax income or loss for the year.

The elimination of the book income attributable to a less-than-wholly-owned subsidiary is treated as a permanent difference and reduces taxable income. Because the Company is in a net loss position for the three months and six months ended June 30, 2016, the book income attributable to a less-than-wholly-owned subsidiary increases the effective tax rate and the income tax benefit.

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

Servicing Segment

Nationstar services both forward and reverse loan portfolios. We service forward loan portfolios for which we own the legal title to the servicing rights on the loans, and we also act as subservicer on forward loan portfolios where title to the servicing rights is owned by third parties. Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Premium or discounts associated with acquired portfolios are amortized to revenue over the life of the underlying loans. Forward MSR portfolios are recorded at fair value, and revenues are adjusted accordingly each period. Servicing revenues for subserviced portfolios are earned and recognized as the services are delivered.

We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements because the securitization transactions do not qualify for sale accounting treatment. Interests in reverse mortgages are recorded at the lower of cost or fair value. Fees related to subservicing arrangements for the reverse mortgages held in the securitizations are recorded as an interest yield adjustment on the loans and are recorded to interest income, which is a component of other income (expense) in the consolidated financial statements.

The following table sets forth the results of operations for the servicing segment.

Table 7. Servicing - Operations	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Operational	$333	$335	$650	$636
Amortization	(78)	(88)	(143)	(165)
Other mark-to-market	(231)	81	(493)	(28)
Total revenues	24	328	14	443
Expenses	159	210	335	392
Total other expense, net	(23)	(22)	(45)	(57)
Income (loss) before income taxes	$(158)	$96	$(366)	$(6)

For the three months ended June 30, 2016, operational revenues remained flat compared to the same period in 2015 and increased on a year-to-date basis. Ancillary revenues included a second quarter gain of approximately $17 from the sale of reverse mortgage loans that we reacquired in March 2016 in connection with the execution of an option to purchase HECM loans related to a reverse mortgage loan trust, of which we were the master servicer and holder of clean-up call rights. This increase was offset by lower base servicing fees due to a decline in the serviced portfolio. Ancillary revenues increased for both the second quarter and year-to-date due to higher fees received related to refinancing of serviced loans. Amortization for the three and six months ended June 30, 2016 decreased because of lower prepayments and lower average UPB than the comparable periods of 2015. Other mark-to-market revenue primarily reflects the effect on our servicing portfolio of the change in interest rates from the previous calendar quarter. The decline in the mark-to-market revenue for the three and six months ended June 30, 2016 is primarily due to higher prepayment speeds caused by the continued decline in interest rates in 2016. Expenses for both the three and six months ended June 30, 2016 decreased from the comparable periods in 2015 primarily due to lower expense required to establish needed reserves.

Total other expense, net improved for the six months ended June 30, 2016 as a result of a focus on cost improvement in the underlying portfolio and the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition which was completed during the second quarter of 2015. In May 2015, we acquired $4,900 of UPB related to securitized reverse mortgages previously owned by Generation Mortgage. In this transaction, we recorded HECM loans and related HMBS notes as reverse mortgage interests and other nonrecourse debt respectively. The Company earns a servicing fee and accrues interest income and interest expense on the loan portfolio and notes. Servicing fees related to this portfolio are recorded as a component of interest income which is a component of other income (expense).

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 8. Forward Servicing Portfolio UPB Rollforward	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$356,772	$362,842	$367,800	$353,094
Additions:
Originations	5,094	4,765	9,405	8,974
Acquisitions	394	24,245	842	48,116
Deductions:
Dispositions	(1,426)	—	(1,436)	—
Principal reductions and other	(3,340)	(3,022)	(6,033)	(5,581)
Voluntary reductions (1)	(13,339)	(13,219)	(23,965)	(23,106)
Involuntary reductions (2)	(2,960)	(3,003)	(5,317)	(5,858)
Net changes in loans serviced by others	104	(410)	3	(3,441)
Balance at the end of period	$341,299	$372,198	$341,299	$372,198

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to chargeoff of loans.

During the three and six months ended June 30, 2016, our forward servicing portfolio's UPB decreased primarily as a result of liquidations and principal payments. Low interest rates continue to result in elevated payoff activity as customers look to refinance their existing mortgage obligations for more favorable terms, many of which are refinanced through our integrated originations platform. As a result of the low interest rate environment, we boarded $5,094 and $9,405 of servicing rights through Originations during the three and six months ended June 30, 2016, respectively, compared to $4,765 and $8,974 during the same periods in 2015. However, due to changes in market dynamics and our focus on preparing for the boarding of our newly acquired servicing and subservicing portfolios, the acquisition of servicing rights from third parties during the three and six months ended June 30, 2016, respectively, were down compared to the same periods in 2015. As of June 30, 2016, we currently expect approximately $100,100 of UPB including $91,000 subservicing and $9,100 MSRs expected to board during the second half of 2016.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues.

Table 9. Servicing - Revenues	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$254	27	$271	27	$518	27	$528	27
Modification fees	17	2	16	2	32	2	29	2
Incentive fees	6	1	14	1	15	1	24	1
Late payment fees	19	2	16	2	37	2	34	2
Other ancillary revenues (2)	79	8	44	4	129	7	88	5
Other revenues	8	1	17	2	18	1	24	1
Total Forward MSR operational revenue	383	41	378	38	749	40	727	38
Subservicing fees(3)	7	1	7	1	14	1	13	1
Reverse MSRs (LOCOM) Revenue
Base servicing fees	11	1	12	1	22	1	25	1
Buyout accretion	6	1	11	1	13	1	18	1
Total servicing fee revenue	407	44	408	41	798	43	783	41
Amortization
MSR scheduled and prepayment amortization	(134)	(14)	(133)	(13)	(246)	(13)	(240)	(12)
Excess spread accretion	56	6	46	5	103	5	77	4
LOCOM amortization	—	—	(1)	—	—	—	(2)	—
Total amortization	(78)	(8)	(88)	(8)	(143)	(8)	(165)	(8)
MSR financing liability costs	(26)	(3)	(31)	(3)	(53)	(3)	(65)	(3)
Excess spread costs - principal	(48)	(5)	(42)	(4)	(95)	(5)	(82)	(4)
Total operational revenue	255	28	247	26	507	27	471	26
Mark-to-Market Revenue
MSR MTM(4)	(255)	(27)	125	13	(520)	(27)	16	1
Excess spread / financing MTM	24	3	(44)	(4)	27	1	(44)	(2)
Total MTM revenue	(231)	(24)	81	9	(493)	(26)	(28)	(1)
Total revenues - Servicing	$24	4	$328	35	$14	1	$443	25

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Other ancillary revenue increased primarily due to $17 gain on HECM loans related to a reverse mortgage loan trust and fees related to higher recapture volumes.
(3) Subservicing amounts includes amounts serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(4) MSR mark-to-market includes value changes related to MSR and whole loan assets. Amounts also include reserves for advances and other receivables of $23 and $58 for the three and six months ended June 30, 2016, and $11 and $23 for the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2016 total servicing fee revenue increased primarily due to an increase in other ancillary revenues and late payment fees offset partially by declines in subservicing fees, reverse MSR revenue, incentive fees and other revenues. Ancillary revenues for 2016 include a gain of approximately $17 from the sale of reverse mortgage loans that were acquired in March 2016 in connection with execution of an option to purchase HECM loans related to a reverse mortgage loan trust, of which we were the master servicer and holder of clean-up call rights. Additionally, the current low interest rate environment increased the gain on sale of early buyout loans and recapture rate of refinanced loans. Modification fees declined due to improved portfolio performance as evidenced by lower delinquencies.

For the three and six months ended June 30, 2016, total amortization decreased primarily due to higher prepayments on the excess spread financed portfolio. Total mark-to-market revenue decreased, primarily due to the impact of lower interest rates on prepayment speeds.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	Six months ended June 30,
	2016	2015
Average UPB:
Forward MSRs - fair value	$332,138	$350,389
Subservicing and other (1)	22,412	17,132
Reverse MSRs - LOCOM	28,826	27,150
Total average UPB	$383,376	$394,671

Ending UPB:
Forward MSRs - fair value
Agency	$227,204	$244,429
Non-agency	91,395	108,978
Total MSRs - fair value	318,599	353,407

Subservicing and other: (1)
Agency	17,277	16,096
Non-agency	5,423	2,695
Total subservicing and other	22,700	18,791

Reverse MSRs - LOCOM	27,797	31,841
Total ending UPB	$369,096	$404,039

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

Information about modifications and workout units is presented in the table below.

Table 11. Forward Loan Modifications and Workout Units	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	3,783	4,281	7,690	8,261
Non-HAMP modifications	6,807	6,310	12,976	12,501
Workouts	4,692	6,240	9,332	12,601
Total modification and workout units	15,282	16,831	29,998	33,363

Total modifications and workouts for the three and six months ended June 30, 2016 decreased from comparable periods in 2015 as a result of the decline in the number of delinquent loans. The overall performance of borrowers within the servicing portfolio continues to improve as reflected in the table below.

Table 12. Key Performance Metrics - Forward Servicing Portfolio (1)	June 30,
	2016	2015
Loan count-servicing	2,106,186	2,252,839
Average loan amount (2)	$160,543	$163,606
Average coupon - credit sensitive (3)	5%	5%
Average coupon - interest sensitive (3)	4%	4%
60+ delinquent (% of loans) (4)	6%	7%
90+ delinquent (% of loans) (4)	5%	7%
120+ delinquent (% of loans) (4)	6%	7%
Total prepayment speed (12 month constant pre-payment rate)	17%	17%

(1) Characteristics and key performance metrics of our servicing portfolio excludes UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2) Loan amount is presented in whole dollar amounts.
(3) The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.
(4) Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Servicer Ratings

The Company participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth Nationstar's most recent ratings for its servicing operations as of June 30, 2016.

Table 13. Servicer Ratings	Fitch	Moody's	S&P

Rating date	November 2015	January 2016	September 2015

Residential	RPS3+	Not Rated	Above Average
Master Servicer	RMS2	SQ3+	Above Average
Special Servicer	RSS3+	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of 1 (Strong Ability/Stability) to 5 (Weak Ability/Stability)

Servicing Expenses

The table below provides the expense break out between salaries, wages and benefits, general and administrative expenses and depreciation and amortization in the Servicing segment.

Table 14. Servicing - Expenses	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$72	8	$69	7	$143	7	$133	7
General and administrative	81	10	137	14	181	10	251	13
Depreciation and amortization	6	1	4	—	11	1	8	—
Total expenses - Servicing	$159	19	$210	21	$335	18	$392	20

For the three and six months ended June 30, 2016 compared to the same periods in 2015, expenses declined primarily as a result of lower general administrative expenses as presented in the table below. Depreciation and amortization is a component of general and administrative expenses presented in the consolidated statements of operations.

Table 15. Servicing - General and Administrative Expenses	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Operational losses (1)	$13	1	$58	6	$42	6	$98	5
Direct operating costs (2)	35	4	40	4	68	4	72	4
Offshoring costs	13	1	13	1	26	1	24	1
Corporate allocation charges	17	2	21	2	37	2	44	2
Subservicing	3	—	5	—	8	—	13	1
Total general and administrative expenses - Servicing	$81	8	$137	13	$181	13	$251	13

(1) Operational losses include compensatory fees, claims losses and similar expenses.
(2) Direct operating costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

Operational losses decreased for the three and six months ended June 30, 2016 due to lower requirements for additional reserves on advances and other receivables given the growth in the reserve balances. Reserve balances on advances and other receivables are higher as a result of reclassifications from mortgage servicing rights of negative values, or embedded reserves, associated with inactive loans. See Note 3. Advances and Other Receivables, Net for further details.
Direct operating costs decreased in the three and six months ended June 30, 2016 primarily due to lower professional and consulting fees resulting from cost containment measures and due to a decline in the servicing base.

Table 16. Servicing - Other Income (Expense), Net	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$85	9	$67	6	$170	9	$92	9
Other interest income	2	—	—	—	2	—	—	—
Interest income	87	9	67	6	172	9	92	9

Reverse interest expense	(65)	(7)	(46)	(5)	(132)	(7)	(60)	(6)
Advance interest expense	(14)	(1)	(12)	(1)	(29)	(2)	(24)	(3)
Other interest expense	(31)	(3)	(32)	(3)	(56)	(3)	(64)	(7)
Interest expense	(110)	(11)	(90)	(9)	(217)	(12)	(148)	(16)
Total other expense - Servicing	$(23)	(2)	$(23)	(3)	$(45)	(3)	$(56)	(7)

WAC - advance facilities	3%		2%		3%		3%
WAC - excess spread financing	9%		9%		9%		9%

Interest income and expense increased for both the three and six months ended June 30, 2016 as a result of the addition of the reverse loan portfolio and related HMBS notes acquired from Generation Mortgage in the second quarter of 2015. Reverse interest income includes servicing fees of $7 and $15 earned for the three and six months ended June 30, 2016, respectively, and $7 and $12, earned for the three and six months ended June 30, 2015, respectively. See Note 4. Reverse Mortgage Interests, Net for further details related to servicing fees.

Mortgage Servicing Rights and Liability

Table 17. MSRs and Related Liabilities	June 30, 2016			December 31, 2015
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$227,204	$1,985	4%	$246,016	$2,462	4%
Non-agency	91,395	809	5%	99,660	896	5%
Total MSRs - fair value	318,599	2,794	4%	345,676	3,358	5%

Subservicing and other(1)
Agency	17,277	N/A	N/A	18,059	N/A	N/A
Non-agency	5,423	N/A	N/A	4,065	N/A	N/A
Total subservicing and other	22,700	N/A	N/A	22,124	N/A	N/A

Reverse MSRs - LOCOM(2)	27,797	7	N/A	29,855	9	N/A
Total servicing portfolio unpaid principal balance	$369,096	$2,801	N/A	$397,655	$3,367	N/A

(1) Subservicing and other amounts include (1) loans we service for others, (2) residential mortgage loans originated but have yet to be sold, and (3) agency REO balances for which we own the mortgage servicing rights.
(2) Reverse MSRs - LOCOM carrying amount is exclusive of $12 and $25 mortgage servicing liabilities as of June 30, 2016 and December 31, 2015, respectively.

Our servicing portfolio consists of credit sensitive MSRs, primarily acquired through bulk acquisitions and interest rate sensitive MSRs principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases principally as a result of lower expected prepayments. Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds.

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

Table 18. Fair Value MSR Valuation	June 30, 2016			December 31, 2015
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$202,936	$1,763	87	$224,334	$2,017	90
Interest sensitive - agency	115,663	1,031	89	121,342	1,341	111
Total MSRs - fair value	$318,599	$2,794	88	$345,676	$3,358	97

The fair value of our credit sensitive portfolio declined in dollars primarily due to amortization. When measuring the fair value of the portfolio, as a basis point ("bps") of the unpaid principal balance, our credit sensitive pool increased in value due to improved performance as evidenced by lower delinquency. The fair value of our interest sensitive portfolio decreased compared to December 31, 2015 measured in bps, but increased in dollar base due to acquisitions and origination activities, net of amortization.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 19. MSRs - Fair Value, Roll Forward	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$3,088	$3,022	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	46	61	86	105
Purchases of servicing assets	—	256	2	494
Dispositions:
Sales of servicing assets (1)	3	—	(16)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(91)	46	(157)	74
Interest sensitive	(134)	82	(305)	(55)
Other changes in fair value:
Scheduled principal payments	(20)	(19)	(41)	(42)
Disposition of negative MSRs(2)	7	—	53	—
Prepayments
Voluntary prepayments
Credit sensitive	(54)	(60)	(97)	(94)
Interest sensitive	(47)	(37)	(77)	(67)
Involuntary prepayments
Credit sensitive	(3)	(1)	(11)	(14)
Interest sensitive	(1)	—	(1)	(1)
Fair value at the end of the period	$2,794	$3,350	$2,794	$3,350

(1) Reported sales included $7 of MSRs with a negative fair value associated with nonperforming loans.

(2) Amounts represent the disposition of negative MSR fair values related to liabilities for loans deemed to be inactive during the period. Typically a loan is inactive upon reaching a $0 UPB.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 20. MSRs - Fair Value, Weighted Average Assumptions	June 30,
	2016	2015
Credit Sensitive MSRs
Discount rate	12%	12%
Total prepayment speeds	17%	17%
Expected weighted-average life (years)	5.5 years	5.9 years

Interest Sensitive MSRs
Discount rate	9%	9%
Total prepayment speeds	16%	12%
Expected weighted average life (years)	5.0 years	6.4 years

Discount rate reductions for credit sensitive MSRs are attributable primarily to lower yields on new acquisitions, driving down the weighted average rate. Prepayment speed reduction and weighted-average life improvement for credit sensitive MSRs are attributable to collateral improvement.

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As disclosed in Note 2. Mortgage Servicing Rights ("MSR") and Related Liabilities and Note 18. Transactions with Affiliates, we entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR for both book and tax purposes can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. The Company sells a percentage of the excess fee, as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs, however, they can be entered into at any time for both acquired and originated MSRs. To date, these financings have been provided by New Residential and certain funds managed by Fortress Investment Group, all of which are affiliated companies.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights ("MSR") and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2016 and December 31, 2015 is disclosed.

The following table sets forth the change in the excess spread liability and the related weighted average assumptions for the three and six month periods ended June 30, 2016 and 2015.

Table 21. Excess Spread Financing	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$1,161	$1,047	$1,232	$1,031
Additions:
New financings	—	205	—	258
Deductions:
Settlements	(48)	(50)	(95)	(100)
Fair value changes:
Credit Sensitive	(4)	21	(14)	47
Interest Sensitive	(14)	5	(28)	(8)
Fair value at the end of the period	$1,095	$1,228	$1,095	$1,228

			June 30,
			2016	2015
Weighted-Average Assumptions:
Mortgage prepayment speeds			13%	11%
Average life of mortgage loans			5.5 years	6.1 years
Discount rate			11%	11%

Credit Sensitive:
Mortgage prepayment speeds			12%	11%
Average life of mortgage loans			5.6 years	6.1 years
Discount rate			11%	12%

Interest Sensitive:
Mortgage prepayment speeds			15%	9%
Average life of mortgage loans			5.1 years	6.3 years
Discount rate			9%	9%

In conjunction with the excess spread financing servicing acquisition structure, the Company entered into several sale agreements whereby we sold the right to repayment on outstanding private label servicing advances and also sold the right to receive the base fee component on the related MSRs. The Company continues to service the loans in exchange for a portion of the base fee. These financings are recorded at fair value and the change in fair value is recorded against servicing revenue.

Table 22. MSRs Financing Liability - Rollforward	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$82	$45	$69	$49
Mark-to-Market Adjustments: (1)
Due to changes in valuation inputs or assumptions used in the valuation model	2	—	17	—
Other changes in fair value	(4)	14	(6)	10
Fair value at the end of the period	$80	$59	$80	$59

			June 30,
			2016	2015
Weighted-Average Assumptions:
Advance financing rates			3%	3%
Annual advance recovery rates			23%	25%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

The MSR financing liability primarily funds the carrying costs of certain advances. The fair value of this liability increased for the six months ended June 30, 2016 due to higher cost of funds and due to the decline in forecasted recovery rates of advances.
The following table provides an overview of the Company's forward servicing portfolio and amounts that have been previously transferred to our co-invest partners.

Table 23. Leveraged Portfolio Characteristics	June 30,
	2016	2015
Owned forward servicing portfolio - unencumbered	94,352	93,973
Owned forward servicing portfolio - transferred to New Residential	224,247	259,434
Subserviced forward servicing portfolio and other	22,700	18,791
Total unpaid principal balance	$341,299	$372,198

The encumbered forward servicing portfolio consists of residential mortgage loans included within the Company's excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which the Company owns the mortgage servicing rights.

Reverse MSRs - LOCOM

The table below provides the characteristics and key performance metrics of the reverse servicing portfolio, which is included in Reverse MSRs - LOCOM.

Table 24. Reverse MSR Portfolio Characteristics	June 30, 2016	December 31, 2015
Loan count	168,580	176,272
Ending unpaid principal balance	$27,797	$29,855
Average loan amount (1)	$164,888	$169,371
Average coupon	3.4%	3.2%
Average borrower age	78	77

(1) Average loan amount is presented in whole dollar amounts.

We acquire reverse MSRs and funded unsecuritized advances from third parties. Reverse mortgages, known as HECMs, provide seniors 62 and older with a loan secured by their home. We record the assets acquired and obligations assumed initially at fair value on the acquisition date, which include the funded advances and a servicing asset or liability, net of cash paid or received. Any premium or discount associated with the recording of the funded advances is accreted into interest income as the underlying HECMs are liquidated.

Subsequent to the acquisition date, we use the LOCOM to report reverse MSRs with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income for our reverse MSRs. This class of MSRs is periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance. Based on our assessment, no impairment on this asset was required as of June 30, 2016 or December 31, 2015.

Originations Segment

Our Originations segment comprises both the Greenlight Loans and Nationstar brands. We originate primarily conventional agency ("GSE") and government-insured residential mortgage loans and, to mitigate interest rate and credit risk, these loans are typically sold within approximately 30 to 60 days while retaining the associated servicing rights. Our primary focus is assisting customers currently in our servicing portfolio with refinances or loans for new home purchases (or recapture). This increases our origination margins by reducing marketing and other costs to retain customers as well as replenishment of our servicing portfolio.

Table 25. Originations - Operations	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$186	$170	$349	$328
Expenses	133	117	258	217
Other income, net	1	2	3	2
Income before income tax expense	$54	$55	$94	$113
Income before taxes margin	29%	32%	27%	35%

Operating results for the three months ended June 30, 2016 were $54, flat period over period. Origination revenues increased due to higher locked volumes and improved margins along with continued focus on portfolio recapture which is up from 25% from 2015 to 29% for the second quarter 2016. Overall revenue increased $16 compared to the same period in 2015 primarily due to beneficial interest rate environment. Expenses were $16 higher compared to the same period prior year, driven by higher funded volumes, associated headcount, strategic marketing efforts to take advantage of the low interest rate environment and costs related to compliance and regulatory industry changes.

Operating results for the six months ended June 30, 2016 were $19 lower than the same period in 2015. Revenue increased $21 due to higher locked loan volumes, margins and secondary gains along with portfolio recapture growth. Expenses increased 19% or $41 due to a 14% increase in funded units, associated headcount, marketing efforts in the low interest rate environment and higher costs associated with compliance and regulatory changes.

Table 26. Originations - Revenues	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service related	$13	$13	$28	$20

Gain on loans originated and sold	244	184	453	370
Fair value adjustment on loans held for sale	(85)	(103)	(137)	(155)
Mark-to-market on locks and commitments(1)	(29)	22	(71)	1
Provision for repurchases	(3)	(4)	(6)	(8)
Capitalized servicing rights	46	58	82	100
Net gain on mortgage loans held for sale	173	157	321	308

Total revenues - Originations	$186	$170	$349	$328

Key Metrics
Consumer direct lock pull through adjusted volume ($) (2)	$3,291	$2,973	$6,259	$6,044
Other locked pull through adjusted volume ($)	1,915	1,960	3,543	3,426
Funded volume, total ($)	5,204	4,814	9,445	9,023
Funded HARP volume, total ($)	1,143	1,360	2,371	2,541
Recapture percentage	29%	25%	30%	25%
Purchase percentage of funded volume	26%	27%	26%	26%
Value of capitalized servicing	91 bps	124 bps	93 bps	121 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on our IRLCs, forward loan commitments, and any associated pair-off amounts.
(2) Actual versus expected funding from locks taken during the period.

In evaluating performance, we combine net gain on mortgage loans held for sale and service related revenue. For the three and six months ended June 30, 2016, the increase in revenues from $170 and $328 in 2015 to $186 and $349 respectively in 2016 was primarily driven by higher locked loan volumes and margins. Our volumes in 2016 continue to benefit from the low interest rate environment and a continued focus on the recapture of our portfolio customers. Our direct to consumer business remains at approximately 60% of total volume year over year and we continued to improve revenue and profitability margins in this channel.

Table 27. Originations - Expenses	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$79	$69	$154	$133
General and administrative	51	45	98	79
Depreciation and amortization	3	3	6	5
Total expenses - Originations	$133	$117	$258	$217
For the three months ended June 30, 2016, salaries, wages and benefits increased compared to the same period in 2015 primarily due to higher funded volumes and associated headcount. Although funded volume dollars were up 8%, average loan size decreased resulting in 11% higher funded units. Salary costs were higher due to incremental headcount, partially offset by higher fulfillment productivity levels which increased 10% during the current quarter. General and administrative expense was higher due to operating costs associated with increased unit volumes, headcount growth, strategic marketing efforts to take advantage of the low interest rate environment and regulatory and compliance costs.

For the six months ended June 30, 2016, expenses increased 19% from the same period in 2015. Production volume dollars increased 5% period over period, while the unit count increased 14% as a result of lower average loan size driven by an increase in government volume which increased from 16% to 35%. Salary costs were higher due to incremental headcount driven by higher funded unit, partially offset by continued improvements in fulfillment productivity levels. General and administrative expense was higher due to operating costs associated with increased unit volumes, headcount growth, strategic marketing efforts to take advantage of the low interest rate environment and regulatory and compliance costs.

Table 28. Originations - Other Income, Net	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income	$16	$17	$31	$32
Interest expense	(15)	(15)	(28)	(29)
Other income, net - Originations	$1	$2	$3	$3

WA coupon - mortgage loans held for sale	4%	4%	4%	4%
WA cost of funds (excluding facility fees)	3%	2%	3%	2%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. For the three and six months ended June 30, 2016, interest income declined primarily as a result of lower coupon rates on originated loans when compared to the same periods in 2015. For the three and six months ended June 30, 2016, interest expense remained relatively flat primarily as a result of lower costs of borrowing when compared to the same periods in 2015.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 29. Repurchase Reserves	Six months ended June 30,
	2016	2015
Repurchase reserves, beginning of period	$26	$29
Provisions	5	4
Charge-offs and releases	(5)	(4)
Repurchase reserves, end of period	$26	$29

The provision for repurchases represents an estimate of losses to be incurred on the repurchase or indemnification of sold loans. Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

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

Xome Segment

Table 30. Xome - Operations	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$119	$122	$220	$230
Expenses	97	94	187	174
Income before income tax expense	$22	$28	$33	$56
Income before taxes margin	18%	23%	15%	24%

Our Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling less complex and increase transparency through the partnering of both online and offline components of the transaction cycle. The result is a more streamlined and cohesive real estate environment.

Xome Exchange is comprised of real estate disposition services. A majority of the property sales are facilitated through our Residential Real Estate online platform, Homesearch.com. During the second quarter of 2016, we migrated sales to our website Xome.com which leverages our new proprietary auction technology. The Xome.com platform was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales.

Xome Services is primarily focused on creating and delivering high quality services (e.g., title, close, escrow, and collateral valuation services) for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our servicing and originations segments.

Today, significant opportunities still exist with respect to penetration of current and new customers. Our 2015 acquisition of Experience 1, holding company of Title365 and related entities, continues to prove itself as a positive investment as it has allowed us to expand our footprint in the purchase and refinance title related services market, particularly in California, Texas and Arizona. The acquisition has allowed us to expand our third-party revenue.

Xome Technology and Support includes our software as a service (“SaaS”) business providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Through our Xome platform and related mobile apps, we intend to enhance the home buying and selling experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is a combination of a web platform and easy to use mobile apps, giving customers instant access to over 90% of all active MLS listings in the United States. Activities associated with our technology and product development and corporate support functions are also included in this reporting unit.

Table 31. Xome - Revenues	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Xome Exchange	$47	$54	$83	$98
Xome Services	63	59	120	115
Xome Technology and Support	9	9	17	17
Total Revenues	$119	$122	$220	$230

Key Metrics
Properties sold	5,406	6,131	9,571	11,640
REO inventory at period end	5,972	8,279	5,972	8,279
Xome services completed orders	147,336	158,089	308,675	341,077
Percentage of revenue earned from third party customers	37%	30%	37%	31%

For the three and six months ended June 30, 2016, revenues related to our Xome Exchange were lower compared to the same periods in 2015 due to a decline in property sales. The reduction in sales volume was primarily due to a decrease in REO inventory as our sales outflow outpaced our referral inflow. Despite the decrease in inventory, our average monthly sales turnover rate (current month unit sales divided by current month beginning inventory) for the six months ended June 30, 2016 remains consistent with the comparable period in 2015.

For the three and six months ended June 30, 2016, revenues related to Xome Services increased compared to the same period in 2015. The increase was driven by continued growth in title and escrow services revenue both in our national and retail services. Revenues from our national services, which provides refinance and default title and escrow services to mortgage servicers and mortgage originators, grew 64% due to the addition of new customers and volume growth in existing customer relationships. Retail services revenue increased 8% due primarily to growth of approximately 10% in the average fee earned per transaction. The increase in title and escrow services was partially offset by lower revenues generated by valuations services, due to a change in the product mix.

Table 32. Xome - Expenses	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$45	$44	$88	$82
General and administrative	46	46	87	85
Depreciation and amortization	6	4	12	7
Total Expenses	$97	$94	$187	$174
During the three months ended June 30, 2016, expenses were higher compared to the same period in 2015. The increase in salaries, wages and benefits was driven by higher personnel costs due to continued growth in our title and escrow services. General and administrative costs for the three months ended June 30, 2016 includes the costs of defending and settling a contingent obligation (partially offset by related reserves) that we inherited in connection with our acquisition of a title and close business. The settlement expense was partially offset by a $4 decline in marketing expenses related to our Xome rebranding and launch of Xome.com and related mobile apps in 2015.

During the six months ended June 30, 2016, expenses were higher compared to the same period in 2015. The same drivers cited for the quarterly changes are responsible for the year over year variances. In addition, depreciation expense increased due to accelerated migration from our Homesearch.com to the new Xome.com auction platform. The migration to the new auction platform will reduce external vendor costs and depreciation expenses by approximately $1 per quarter beginning with the three months ending September 30, 2016.

Table 33. Xome - Income before Taxes	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Xome Exchange	$38	$46	$64	$82
Xome Services	3	8	7	17
Xome Technology and Support	(19)	(26)	(38)	(43)
Total Income before taxes	$22	$28	$33	$56

With respect to Xome Exchange, the decrease for the three and six months ended June 30, 2016 was due primarily to a decline in revenues. Additionally, depreciation expense increased $1 and $2 for the three and six months ended June 30, 2016, respectively, due to the accelerated migration from the Homesearch.com to Xome.com auction platform.

Income before taxes for Xome Services for the three and six months ended June 30, 2016 includes a $5 lawsuit settlement ($6 payment offset by $1 reserve release) discussed above.

Despite an increase in revenues for Xome Services, net income margin declined by 11% and 9% for the three and six months ended June 30, 2016, respectively. The principal driver of the decrease was due to $8 of expenses, including legal costs incurred, associated with the aforementioned lawsuit. Additionally, net margin was negatively impacted by lower revenues generated by valuations services due to a change in product mix.

A discussion of the change in Xome Technology and Support is below.

Table 34. Xome - Technology and Support - Loss before Taxes	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Technology	$(12)	$(9)	$(24)	$(14)
SaaS(1)	—	—	1	1
Corporate Support and Other	(7)	(17)	(15)	(30)
Total technology and support - loss before taxes	$(19)	$(26)	$(38)	$(43)

(1) Our software as a service is a provider of integrated technology, media and data solutions to real estate franchisers, brokerages and agents, MLS organizations and mortgage servicers.

The increased loss in Technology and Support for the three and six months ended June 30, 2016 was due to our significant investment in technology development. The focus of our investments continues to be Xome.com and related mobile apps and the development of proprietary auction technology, order management and workflow systems. The goal of our development efforts is to reduce the transactional costs in both Xome Exchange and Xome Services and create technology solutions which can be sold to third-party customers. We do not expect our technology costs to continue to grow in future periods at the same rate as between 2015 and 2016. Our investments began in 2015 when we expanded our technology capabilities through investments in personnel, tools and facilities in Seattle and Chennai, India. As of June 2016, our technology expenses have stabilized. Technology expenses for the three months ended June 30, 2016 are on par with total expenses for the three months ended March 31, 2016 and approximately 25% below total expenses for the three months ended December 31, 2015.

The decreased loss in corporate support and other for the three and six months ended June 30, 2016 was driven principally by a reduction in transaction related compensation associated with our acquisitions of Real Estate Digital and Experience 1 in May 2014 and January 2015, respectively. In addition, the six months ended June 30, 2015 included expenses associated with the recruitment and hiring of certain executive management.

Corporate and Other

Table 35. Corporate and Other - Operations	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$—	$2	$1	$4
Expenses	24	20	45	42
Other expense, net	(38)	(40)	(76)	(79)
Total loss before income tax benefit - Corporate and Other	$(62)	$(58)	$(120)	$(117)

Table 36. Income Before Income Tax Expense Components	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest expense on unsecured senior notes	$(38)	$(40)	$(76)	$(80)
Legacy	(1)	—	(2)	—
Other corporate	(23)	(18)	(42)	(37)
Total loss before income tax benefit - Corporate and Other	$(62)	$(58)	$(120)	$(117)

Our Corporate and Other reporting unit consists of (1) interest expense on our unsecured senior notes; (2) income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans and (3) corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. This results in our carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset backed certificates acquired by third parties as nonrecourse debt.

Interest expense on unsecured senior notes declined during the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the repurchase of $109 in unsecured senior notes during the fourth quarter of 2015 and an additional $25 in the first six months of 2016. Legacy income for the three and six months ended June 30, 2016 declined relative to the comparable periods in 2015 due primarily to higher losses on REO sales from the legacy portfolio. The size of the highly delinquent portfolio continues to decline as nonperforming loans go through disposition. Other corporate income for the three and six months ended June 30, 2016 was lower than the same periods in 2015 primarily due to an increase in marketing expenses related to the Company’s potential rebranding efforts.

Table 37. Legacy Portfolio	June 30, 2016	December 31, 2015
Performing - UPB	$176	$178
Nonperforming (90+ delinquency) - UPB	55	71
REO - estimated fair value	3	3
Total legacy portfolio	$234	$252

Table 38. Corporate and Other - Expenses	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$9	$12	$16	$21
General and administrative	14	6	27	16
Depreciation and amortization	1	2	2	5
Total expenses - Corporate and Other	$24	$20	$45	$42

Expenses increased for the three and six months ended June 30, 2016 compared to 2015. General and administrative expenses increased due to higher REO losses in the legacy portfolio and an increase in marketing expenses related to the Company’s potential rebranding efforts.

Table 39. Corporate and Other - Other Income (Expense), Net	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income, legacy portfolio	$3	$3	$7	$7
Interest expense, legacy portfolio	(1)	(2)	(5)	(4)
Interest expense on unsecured senior notes	(38)	(40)	(76)	(80)
Other	(2)	(1)	(2)	(2)
Other expense, net - Corporate and Other	$(38)	$(40)	$(76)	$(79)

WAC - unsecured senior notes	7%	7%	7%	7%

Other expense, net includes interest expense associated with our unsecured senior notes and the interest income and expense from our legacy portfolio. The favorable decline in other expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 is primarily due to the repurchase of $109 of unsecured senior notes during the fourth quarter of 2015 and an additional $25 in repurchases in the first six months of 2016.

Changes In Financial Position

Table 40. Assets	June 30, 2016	December 31, 2015	% Change
Cash and cash equivalents	$624	$613	2%
Mortgage servicing rights	2,801	3,367	(17)%
Advances and other receivables, net	2,066	2,412	(14)%
Reverse mortgage interests, net	7,463	7,514	(1)%
Mortgage loans held for sale	2,201	1,430	54%
Other	1,330	1,281	4%
Total assets	$16,485	$16,617	(1)%

Total assets as of June 30, 2016 decreased $132 as compared with the period ended December 31, 2015. Mortgage servicing rights, which are recorded at fair value, declined due to negative fair value adjustments resulting from lower interest rates. Advances and other receivables, net decreased due to lower escrow advances on smaller serviced portfolio. These declines were partially offset by an increase in mortgage loans held for sale of $771, or 54%, due to continued growth in the Originations segment as we originated approximately $9,445 in mortgage loans during the six months ended June 30, 2016 consistent with the continued low interest rate environment and increase of portfolio recapture rate from 25% to 30%.

Table 41. Liabilities and Stockholders' Equity	June 30, 2016	December 31, 2015	% Change
Unsecured senior notes, net of unamortized debt issuance cost	$2,003	$2,026	(1)%
Advance facilities, net of unamortized debt issuance cost	1,436	1,640	(12)%
Warehouse facilities, net of unamortized debt issuance cost	2,793	1,890	48%
MSR related liabilities - nonrecourse	1,175	1,301	(10)%
Other nonrecourse debt, net of unamortized debt issuance cost	6,511	6,666	(2)%
Other liabilities	1,125	1,327	(15)%
Total liabilities	15,043	14,850	1%
Total stockholders' equity attributable to Nationstar	1,433	1,758	(18)%
Noncontrolling interest	9	9	—%
Total liabilities and stockholders' equity	$16,485	$16,617	(1)%

Total liabilities and stockholder's equity as of June 30, 2016 decreased $132 as compared with the period ended December 31, 2015. The stockholder's equity declined as a combination of the year-to-date losses sustained and the repurchasing of common stock under the stock repurchase program. Within the liabilities, the advance facilities declined as the portfolio balance continues to decline due to the improvement in the delinquency rates. The liabilities decrease was partially offset by the warehouse facilities increase of $903 or 48% over the six months ended June 30, 2016 primarily due to borrowings to fund the increased origination activities.

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

The Company owns and services reverse mortgage loans and in 2015, significantly expanded its reverse mortgage servicing operations through the acquisition of $4,971 in reverse mortgage loans. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or annuitized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. The Company securitizes its holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs which totaled $212 and $211 for the six months ended June 30, 2016 and 2015, respectively.

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. The Company anticipates that future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

Consistent with the Company's capital light strategy, we currently seek opportunities to expand our subservicing portfolios in order to grow our operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. The Company commenced boarding $53,000 UPB subservicing contract in July 2016 that was previously announced in the fourth quarter of 2015 and anticipates it will commence boarding a $47,000 UPB subserviced portfolio later in the third quarter of 2016 with minimal use of capital.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 42. Operating Cash Flow	Six months ended June 30,
	2016	2015
Cash provided by operating profits and changes in working capital and other assets	$155	$164
Originations net sales activity	319	379
Ginnie Mae buy-backs	(770)	(833)
Net use of cash for operating activities	$(296)	$(290)

During the six months ended June 30, 2016, cash generated from operating profits and from changes in working capital and other assets grew by $(9). Cash from operating profits totaled $118 in 2016 compared to $(11) in 2015, an increase of $129. Operating profits improved in 2016 primarily due to stronger loan recapture rates, gains on sales of reverse mortgages and improved servicing fees associated with lower loan delinquencies. Cash from changes in working capital and other asset accounts totaled $37 and $175 in 2015 and 2016, respectively. The decline in proceeds of $(138) was primarily due to reduced payables, substantially offset by higher cash flows related to the net proceeds on the settlement of HECM loans and improved carrying costs associated with advances.

Cash activity related to the origination and sales of loans totaled $319 in 2016 compared to $379 in 2015. Lower cash proceeds in 2016 was attributable to higher spending of $(60) to build loan inventory. Cash generated from origination activities will vary based upon the timing of loan fundings and the mix between direct-to-consumer or correspondent lending.

Spending on Ginnie Mae loan buy-backs decreased by $63 in 2016. The buy-back of Ginnie Mae loans is recovered through the re-securitization of the underlying loans or through the sale of the loans to third parties. Accordingly, substantial portions of these acquisitions are generally recovered in the near term and are reflected as financing activities or proceeds on loans held for sale in operations.

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

Table 43. Investing Cash Flows	Six months ended June 30,
	2016	2015
Purchase of reverse mortgage loans	$—	$(4,816)
Purchase of forward mortgage servicing rights, net of liabilities incurred	1	(500)
Sale of forward mortgage service rights	15	—
All other	(25)	(72)
Net cash attributable to investing activities	$(9)	$(5,388)

Our investing activities used $(9) and $(5,388) during the six months ended June 30, 2016 and 2015, respectively. Cash increased for investing activities due to significant purchases of reverse mortgage interests during the six months ended June 30, 2015, which did not recur during the six months ended June 30, 2016. The timing of transactions to purchase forward mortgage servicing rights can vary depending upon the volume and type of offerings, availability of investments meeting our return requirements and timing of regulatory approvals. Purchases of mortgage servicing rights declined for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 because of these factors and our focus on boarding new subservicing portfolios.

Table 44. Financing Cash Flow	Six months ended June 30,
	2016	2015
Issuance of advance, warehouse and senior unsecured notes	$829	$483
Increase (decrease) in participating interest financing in reverse mortgage interests	(286)	4,633
Excess spread and MSR liability financing	(95)	158
HECM securitizations	(51)	278
Repurchase of common stock	(106)	—
Proceeds from issuance of common stock	—	498
Restricted cash activity	31	(102)
All other	(6)	(6)
Net cash attributable to financing activities	$316	$5,942

Our financing activities provided $316 and $5,942 of cash flow during the six months ended June 30, 2016 and 2015, respectively. The primary driver of the decrease in cash provided by financing activities compared to the same period in 2015 were:

•	Cash decreased for financing activities primarily due to the nonrecurrence of the $4,622 of HMBS debt acquired in 2015 from Generation Mortgage.

•	We received $498 from the issuance of 17,500 thousand common shares during the second quarter of 2015, which did not recur in 2016.

•	We also received $53 from the issuance of excess spread financing during the second quarter of 2015, which did not recur in 2016.

•	During the second quarter of 2016, we repurchased common shares of approximately $51 under previously authorized share repurchase programs of $250.

•
Issuance of advance, warehouse and senior unsecured notes used $437 during the first quarter of 2016 compared to $882 during the second quarter of 2015. Warehouse facilities increased in 2016 when compared with 2015, consistent with the increase in mortgage loans held for sale assets.

Capital Resources

Capital Structure and Debt

The Company requires access to external financing resources from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. If needed, the Company believes additional capital could be raised through a combination of issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the decrease in interest rates during the three months ended June 30, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. As a result of the change, Nationstar was unable to meet the profitability requirement in one MBS facility and HCM was unable to meet the profitability requirements for two warehouse facilities. Nationstar received waivers from these financial institutions on these profitability requirements for the period ended June 30, 2016. After giving effect to these waivers, the Company was in compliance with all other required financial covenants as of June 30, 2016.

Seller/Servicer Financial Requirements
Effective December 31, 2015, the Federal Housing Finance Agency ("FHFA") finalized minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers as set forth below.

Minimum Net Worth

▪	Base of $2.5 plus 25 basis points of UPB for total loans serviced.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Asset greater than 6%. Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus,

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB.

▪
Allowable assets for liquidity may including: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8. Indebtedness and Note 14. Capital Requirements for additional information. As of June 30, 2016, Nationstar was in compliance with its selling and servicing capital requirements.

Table 45. Debt	June 30, 2016	December 31, 2015
Advance facilities, net of unamortized debt issuance costs	$1,436	$1,640
Warehouse facilities, net of unamortized debt issuance costs	2,793	1,890
Unsecured senior notes, net of unamortized debt issuance costs	2,003	2,026

Advance Facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. Pursuant to the terms of our agreements, New Residential now has the obligation to fund future advances on the private label securitized loans.

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically hold the participation interests, which are made up of the borrower draws for approximately 30 days while we pool the participation interests into a government securitization. At June 30, 2016, unsecuritized borrow draws totaled $92 and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,887.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, with maturity dates ranging from August 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 7% to 10%.

As of June 30, 2016, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows:

Table 46. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2016	$—
2017	—
2018	475
2019	346
2020	400
Thereafter	802
2,023
Unamortized debt issuance costs	(20)
Total	$2,003

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of June 30, 2016, from amounts previously disclosed in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those valued using significant unobservable inputs including (i) the valuation of MSRs, (ii) the valuation of excess spread financing, and (iii) the valuation of mortgage servicing rights financing liability, (iv) reserves for loan origination and servicing activity and (v) valuation of deferred tax assets. We believe the judgment, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies since December 31, 2015.

Recent Accounting Developments
See Note 1, Nature of Business and Basis of Presentation, of the notes to the consolidated financial statements for details of recently issued accounting pronouncements and their expected impact on the consolidated financial statements, which is incorporated herein.

Impact of Inflation and Changing Prices
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflations. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Variable Interest Entities and Off Balance Sheet Arrangements
See Note 10. Securitizations and Financings, in Item 1. Financial Statements, which is incorporated by reference herein, for a summary of Nationstar's transactions with VIEs and details of their impact on the consolidated financial statements.

Derivatives
See Note 7. Derivative Financial Instruments, of Item 1. Financial Statements, which is incorporated by reference herein, for a summary of Nationstar's derivative transactions.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture of voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life and customer service initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	risks related to servicing reverse mortgages;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	our ability to realize all of the anticipated benefits of previous and potential future acquisitions;

•	increased legal and regulatory investigations and proceedings, compliance requirements and related costs; and

•	loss of our licenses.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at June 30, 2016 are within acceptable ranges based on the materiality of the Company's financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are party to numerous legal proceedings that have arisen in the normal course of conducting business. In addition, in the ordinary course of business Nationstar and its subsidiaries can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings.
Shareholder Litigation
On June 2, 2015, a shareholder class action complaint captioned City of St Clair Shores Police and Fire Retirement System v. Nationstar Mortgage Holdings Inc., 15 Civ. 61170. (S.D. Fla.) was filed in the United States District Court for the Southern District of Florida against us and certain of our executive officers asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. On October 16, 2015, an amended class action complaint was filed that added (i) claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended and (ii) additional defendants, comprising our former Chief Financial Officer, certain directors and underwriters for our secondary public offering of our common stock on March 26, 2015. The amended complaint alleged that the offering materials contained materially false and misleading statements and material omissions regarding the negative impact of declining interest rates on our overall financial results and the contrasting impact of declining interest rates on our servicing business on the one hand and our originations business on the other. The amended complaint also alleged that between May 8, 2014 and May 4, 2015, the Company and certain of the individual defendants made materially false and misleading statements to investors designed to create the perception of growth in our originations business. The plaintiff sought class certification for purchasers of our common stock and unspecified damages and other relief. On June 21, 2016, the District Court granted the Company’s motion to dismiss the action but permitted the plaintiffs opportunity to file an amended complaint. On July 22, 2016, the plaintiffs notified the court that they would not file an amended complaint. On July 25, 2016, the District Court entered an order dismissing the case, from which the plaintiffs have expressly reserved their right to appeal.
Regulatory Matters
We are a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies, including without limitation, the CFPB, the Securities and Exchange Commission, the Department of Justice, the U.S. Trustee Program, the multistate coalition of mortgage banking regulators and various State Attorneys General. We have historically had a number of open investigations with various State Attorneys General and other regulators or enforcement agencies.
We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we have repurchased shares of our common stock at a cost of $106 under our share repurchase program. The number and average price of shares purchased are set forth in the table below.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
April 1, 2016- April 30, 2016	2,518	(2)	$10.68	2,515	$157
May 1, 2016- May 31, 2016	721	(2)	$11.39	720	$149
June 1, 2016- June 30, 2016	1,492	(2)	$11.29	1,412	$133
Total	4,731			4,647

(1) On December 17, 2015, we announced that our Board of Directors had authorized the repurchase of up to $150 of our outstanding common stock through December 16, 2016. On February 9, 2016, our Board of Directors authorized a $100 increase to the original repurchase authorization for an aggregate repurchase authorization of $250 under our share repurchase program.
(2) Amounts for April, May and June include 3 thousand, 1 thousand, and 80 thousand shares of common stock, respectively, surrendered to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan, effective May 12, 2016	8-K	001-35449	10.1	05/12/2016
10.2
Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller
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

NATIONSTAR MORTGAGE HOLDINGS INC.

August 8, 2016	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 8, 2016	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Finance and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan, effective May 12, 2016	8-K	001-35449	10.1	05/12/2016
10.2
Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller
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