Form 10-Q
period 2016-09-30
Nationstar Mortgage Holdings Inc.
filed 2016-11-03
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 25, 2016: 97,498,242

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$695	$613
Restricted cash	336	332
Mortgage servicing rights, $2,725 and $3,358 at fair value, respectively	2,732	3,367
Advances and other receivables, net of reserves of $180 and $130, respectively	1,824	2,412
Reverse mortgage interests, net of reserves of $94 and $53, respectively	7,334	7,514
Mortgage loans held for sale at fair value	1,839	1,430
Mortgage loans held for investment, net of allowance for loan losses of $3 and $4, respectively	156	174
Property and equipment, net of accumulated depreciation of $123 and $93, respectively	149	143
Derivative financial instruments at fair value	127	100
Other assets	654	532
Total assets	$15,846	$16,617

Liabilities and stockholders' equity
Unsecured senior notes, net of unamortized debt issuance costs $19 and $23, respectively	$2,000	$2,026
Advance facilities, net of unamortized debt issuance costs $1 and $6, respectively	1,188	1,640
Warehouse facilities, net of unamortized debt issuance costs $1 and $3, respectively	2,610	1,890
Payables and accrued liabilities	1,164	1,296
MSR related liabilities - nonrecourse at fair value	1,079	1,301
Mortgage servicing liabilities	11	25
Derivative financial instruments at fair value	14	6
Other nonrecourse debt, net of unamortized debt issuance costs $7 and $4, respectively	6,298	6,666
Total liabilities	14,364	14,850
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,826 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,119	1,105
Retained earnings	503	682
Treasury shares at cost, 12,417 thousand and 1,826 thousand shares, respectively	(147)	(30)
Total Nationstar stockholders' equity	1,476	1,758
Noncontrolling interest	6	9
Total stockholders' equity	1,482	1,767
Total liabilities and stockholders' equity	$15,846	$16,617
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Service related, net	$305	$211	$502	$884
Net gain on mortgage loans held for sale	237	186	624	517
Total revenues	542	397	1,126	1,401
Expenses:
Salaries, wages and benefits	211	201	613	578
General and administrative	196	245	619	693
Total expenses	407	446	1,232	1,271
Other income (expenses):
Interest income	103	113	313	243
Interest expense	(165)	(176)	(493)	(439)
Other expense	(2)	—	(2)	(1)
Total other income (expenses), net	(64)	(63)	(182)	(197)
Income (loss) before income tax expense (benefit)	71	(112)	(288)	(67)
Less: income tax expense (benefit)	29	(47)	(106)	(31)
Net income (loss)	42	(65)	(182)	(36)
Less: net income (loss) attributable to non-controlling interests	(3)	1	(3)	4
Net income (loss) attributable to Nationstar	$45	$(66)	$(179)	$(40)

Net income (loss) per common share attributable to common stockholders:
Basic and diluted	$0.46	$(0.62)	$(1.78)	$(0.39)
Weighted average shares of common stock outstanding (in thousands):
Basic	97,461	107,568	100,524	101,797
Dilutive effect of stock awards	893	—	—	—
Diluted	98,354	107,568	100,524	101,797
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2014	90,357	$1	$587	$643	$(12)	$1,219	$5	$1,224
Net income (loss)	—	—	—	(40)	—	(40)	4	(36)
Shares issued (surrendered) under incentive plan, net	1,042	—	—	—	(6)	(6)	—	(6)
Share-based compensation	—	—	15	—	—	15	—	15
Issuance of common stock	17,500	—	498	—	—	498	—	498
Excess tax benefit from share based compensation	—	—	1	—	—	1	—	1
Balance at September 30, 2015	108,899	$1	$1,101	$603	$(18)	$1,687	$9	$1,696

Balance at December 31, 2015	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Net income (loss)	—	—	—	(179)	—	(179)	(3)	(182)
Shares issued (surrendered) under incentive plan, net	87	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	18	—	—	18	—	18
Excess tax deficiency from share based compensation	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(10,589)	—	—	—	(114)	(114)	—	(114)
Balance at September 30, 2016	97,498	$1	$1,119	$503	$(147)	$1,476	$6	$1,482

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine months ended September 30,
	2016	2015
Operating Activities
Net loss attributable to Nationstar	$(179)	$(40)
Reconciliation of net loss to net cash attributable to operating activities:
Noncontrolling interest	(3)	4
Net gain on mortgage loans held for sale	(624)	(517)
Provision for reserves on advances and other receivables	85	39
Fair value changes and amortization of mortgage servicing rights	784	500
Fair value changes in excess spread financing	(75)	(23)
Fair value changes in mortgage servicing rights financing liability	(2)	7
Amortization (accretion) of premiums (discounts)	27	(20)
Depreciation and amortization	66	52
Share based compensation	18	15
Other loss	2	1
Repurchases of forward loan assets out of Ginnie Mae securitizations	(1,138)	(1,393)
Mortgage loans originated and purchased, net of fees	(15,845)	(13,970)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	17,043	15,049
Excess tax benefit (deficiency) from share-based compensation	4	(1)
Changes in assets and liabilities:
Advances and other receivables, net	519	479
Reverse mortgage interests, net	179	(165)
Other assets	(137)	47
Payables and accrued liabilities	(139)	(127)
Net cash attributable to operating activities	585	(63)

Investing Activities
Property and equipment additions, net of disposals	(47)	(44)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(46)	(615)
Purchase of reverse mortgage interests	—	(4,815)
Sale of forward mortgage servicing rights	27	41
Proceeds on sale of reverse mortgage servicing rights	1	—
Business acquisitions, net	—	(45)
Net cash attributable to investing activities	(65)	(5,478)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Nine months ended September 30,
	2016	2015
Financing Activities
Increase in warehouse facilities	718	730
Proceeds from HECM securitizations	724	342
Repayment of HECM securitizations	(624)	(103)
Increase (decrease) in participating interest financing in reverse mortgage interests	(480)	4,629
Decrease in advance facilities	(458)	(148)
Repayment of excess spread financing	(146)	(155)
Issuance of excess spread financing	—	263
Repayment of nonrecourse debt – legacy assets	(12)	(10)
Repurchase of unsecured senior notes	(29)	—
Repurchase of common stock	(114)	—
Issuance of common stock, net of issuance costs	—	498
Transfers to restricted cash, net	—	(192)
Excess tax (deficiency) benefit from share based compensation	(4)	1
Surrender of shares relating to stock vesting	(3)	(6)
Debt financing costs	(10)	(10)
Net cash attributable to financing activities	(438)	5,839
Net increase in cash and cash equivalents	82	298
Cash and cash equivalents at beginning of period	613	299
Cash and cash equivalents at end of period	$695	$597

Supplemental disclosures of cash activities
Cash paid for interest expense	$510	$319
Net cash paid for income taxes	$29	$31
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

Basis of Presentation
The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015. The Company describes its significant accounting policies in Note 2 of the notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, there were no significant changes to those accounting policies. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

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

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities ("VIE") where Nationstar's wholly-owned subsidiaries are the primary beneficiaries. Nationstar applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Intercompany balances and transactions on consolidated entities have been eliminated. Business combinations are included in the consolidated financial statements from their respective dates of acquisition. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.

Reclassifications
In the second quarter of 2016, the Company reclassified certain assets to more closely align assets related to amounts from agencies and investors from other assets to advances and other receivables in its previously reported consolidated balance sheet as of December 31, 2015. The revised balances of those accounts as of December 31, 2015 are shown in the table below.

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

Effective January 1, 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. The adoption of ASU 2015-03 was limited to balance sheet reclassification of unamortized debt issuance costs, and did not impact the Company's financial condition, liquidity or results of operations. See Reclassifications section in Note 1 for further details. Also, ASU 2015-15, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements further expands ASU 2015-03 for presentation and disclosure in the financial statements. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on our financial condition, liquidity or results of operations.

Effective January 1, 2016, the Company prospectively adopted Accounting Standards Update No. 2015-05, Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which was created to eliminate diversity in the reporting of fees paid by a customer in a cloud computing arrangement caused by lack of guidance. This update provides that if a cloud computing arrangement includes a software license, the license element should be accounted for as other acquired software licenses. Otherwise, the fees should be accounted for as a service contract. The adoption of ASU 2015-05 did not have a material impact on our financial condition, liquidity or results of operations.

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

Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently assessing the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13), requires organization to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 14, 2019. The Company is currently assessing the impact the adoption of this guidance will have on the Company's financial position or results of operations.

Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of ASU 2016-15 will have on the Company’s financial position or results of operations.

2. Mortgage Servicing Rights ("MSR") and Related Liabilities

The following table sets forth the carrying value of Nationstar's MSR and the related liabilities as of September 30, 2016 and December 31, 2015.

MSRs and Related Liabilities	September 30, 2016	December 31, 2015
Forward MSRs - fair value	$2,725	$3,358
Reverse MSRs - LOCOM	7	9
Mortgage servicing rights	$2,732	$3,367

Mortgage servicing liabilities - LOCOM	$11	$25

Excess spread financing - fair value	$1,012	$1,232
Mortgage servicing rights financing liability - fair value	67	69
MSR related liabilities (nonrecourse)	$1,079	$1,301

Forward Mortgage Servicing Rights - Fair Value
The Company owns and records at fair value the rights to service traditional residential mortgage loans ("forward" loans) for others either as a result of purchase transactions or from the sales and securitizations of loans originated. Forward MSRs are comprised of rights related to both agency and non-agency loans.

Servicing resulting from transfers of financial assets comprises the fair value of the newly originated MSRs at the time the loan is sold or securitized.

The activity of MSRs carried at fair value is as follows for the dates indicated.

	Nine months ended September 30,
Forward MSRs - Fair Value	2016	2015
Fair value at the beginning of the period	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	140	169
Purchases of servicing assets	50	695
Dispositions:
Sales of servicing assets	(27)	(46)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(494)	(197)
Other changes in fair value	(302)	(338)
Fair value at the end of the period	$2,725	$3,233

During the nine months ended September 30, 2016, the Company sold MSRs and was retained as the subservicer for an unpaid principal balance of $3,507, out of a total $4,560 unpaid principal balance sold. From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made, subsequent changes are not made.

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

	September 30, 2016		December 31, 2015
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$192,728	$1,665	$224,334	$2,017
Interest sensitive	120,379	1,060	121,342	1,341
Total	$313,107	$2,725	$345,676	$3,358

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated.

Credit Sensitive	September 30, 2016	December 31, 2015
Discount rate	11.6%	11.6%
Weighted-average prepayment speeds	17.4%	16.5%
Expected weighted-average life	5.5 years	5.9 years

Interest Sensitive
Discount rate	9.2%	9.1%
Weighted-average prepayment speeds	16.1%	12.4%
Expected weighted-average life	5.0 years	6.1 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at September 30, 2016 and December 31, 2015.

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2016
Mortgage servicing rights	$(88)	$(171)	$(126)	$(240)
December 31, 2015
Mortgage servicing rights	$(123)	$(238)	$(132)	$(253)

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

Reverse Mortgage Servicing Rights and Liabilities - LOCOM
Nationstar owns the right to service certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $26,855 and $29,855 as of September 30, 2016 and December 31, 2015, respectively. An MSR asset or Mortgage Servicing Liability ("MSL") is established upon the acquisition at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. Each quarter, the Company amortizes or accretes the MSR or MSL, respectively, to service related revenue, net as the respective portfolios run-off, and the MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions. The primary assumptions of MSR consists of discount rates, prepayment speeds and the borrower life expectancy, whereas the primary assumptions of MSL consist of loss severity and expectancy rates, foreclosure timelines, and expected changes in interest rates. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation expense. At September 30, 2016 and December 31, 2015, no impairment was identified.

The following table sets forth the amortized carrying value and activity of reverse MSRs for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs and Liabilities - LOCOM
Balance at the beginning of the period	$9	$25	$12	$65
Amortization/accretion	(2)	(14)	(2)	(37)
Balance at end of the period	$7	$11	$10	$28
Fair value at end of period	$25	$2	$30	$11

For the nine months ended September 30, 2016 and 2015, the Company accreted $14 and $37, respectively, of the mortgage servicing liability. As part of servicing arrangements, issuers of HECMs are responsible for repurchasing any loans out of the Home Equity Conversion Mortgage Backed Securities ("HMBS") pool when the outstanding principal balance of the related HECM loan is equal to or greater than 98% of the maximum claim amount set at origination. Purchases of such loans, which relinquishes the reverse MSR or MSL, are subsequently recorded as reverse mortgage interests.

Excess Spread Financing at Fair Value
In order to finance the acquisition of certain forward MSRs on various pools of residential mortgage loans (the "Portfolios"), Nationstar entered into multiple sale and assignment agreements with certain entities formed by New Residential Investment Corp. ("New Residential"), a subsidiary of Fortress Investment Group LLC ("Fortress"). Certain funds are managed by Fortress, which owns an interest in the Company. See Note 18. Transactions with Affiliates. Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements.

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

Contemporaneous with the above, Nationstar entered into refinanced loan agreements with New Residential. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of various assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
September 30, 2016
Low	8.4%	3.7	8.5%	6.7%
High	18.3%	6.5	14.1%	28.3%
Weighted-average	12.5%	5.4	11.0%	18.0%
December 31, 2015
Low	7.4%	4.2	8.5%	6.8%
High	17.1%	7.8	14.1%	30.0%
Weighted-average	11.6%	5.9	11.2%	17.7%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated.

	Discount Rate		Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2016
Excess spread financing	$36	$74	$41	$82
December 31, 2015
Excess spread financing	$42	$87	$37	$76

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

Nationstar elected to measure the mortgage servicing rights financings at fair value with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. The following table sets forth the weighted average assumptions used in the valuation of mortgage servicing rights financing liability.

	September 30, 2016	December 31, 2015
Advance financing rates	3.3%	3.0%
Annual advance recovery rates	24.2%	20.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Three months ended September 30,		Nine months ended September 30,
Servicing Segment Revenue	2016	2015	2016	2015
Contractually specified servicing fees including subservicing fees	$254	$285	$786	$827
Reverse servicing fees	11	32	46	75
Incentive and modification income	35	21	82	75
Late fees	19	18	57	52
Other service-related income	66	62	214	173
Revenue sharing related to MSR financing and excess spread	(75)	(77)	(223)	(225)
Amortization	(92)	(83)	(235)	(247)
Mark-to-market	(8)	(151)	(502)	(180)
Total servicing fee income	$210	$107	$225	$550

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	September 30, 2016	December 31, 2015
Servicing advances	$1,683	$2,254
Receivables from agencies and investors	321	288
Reserves	(180)	(130)
Total advances and other receivables, net	$1,824	$2,412

Servicing advances on agency securities represent a receivable from the respective agency investor and are recovered from cash reimbursements from the agency. Servicing advances on non-agency securities are typically recovered from proceeds of the sale of mortgage loan collateral for which the advance was made. If loan-level proceeds are determined to be insufficient, recovery is achieved from cash collected at the pool level from the securitization trust as permitted contractually or mortgage insurance claim. In order to more closely align assets related to amounts due from agencies and investors, certain December 31, 2015 balances of other assets were reclassified to advances and other receivables as presented in Note 1. Nature of Business and Basis of Presentation. The reclassified amounts represented amounts due from agencies relating to filed claims and from investors. These amounts, net of reserves, totaled $189 as of December 31, 2015.
Each reporting period, the Company evaluates the appropriateness of its reserves for uncollectible advances and servicing receivables. The reserves are computed based on an analysis that considers the underlying loan, the type of advance or servicing receivable, the investors' servicing reimbursement guidelines, mortgage insurance reimbursement guidelines, reimbursement patterns and past loss experience. The carrying value of active loans within the MSR portfolio are adjusted each period to reflect both the positive and negative projected cash flows associated with serviced loans, and earnings is adjusted accordingly through the mark-to-market adjustment, which is a component of service related revenue. As loans with negative MSR values become inactive and reach a $0 UPB, the related negative values associated with these loans are reclassified from MSR to the reserve account within advances and other receivables, net. The reclassification upon loans becoming inactive is consistent with the Company's accounting policy and allows alignment of reserves with the assets where expected servicing losses for inactive loans will be realized. After a loan becomes inactive, subsequent reserves are established if needed through a charge to general and administrative expense reflecting expected losses incurred during the liquidation process.

During the first quarter of 2016, the Company increased reserves by $59 through a reclassification from MSR for negative values associated with inactive loans that were recorded as of December 31, 2015 and decreased reserves by $3 for reclassifications to other accounts to align the needed reserve balance. Reserves also increased by $27 and $85 during the three and nine months ended September 30, 2016, respectively, through a provision for negative MSR values related to inactive loans. The provision was recorded as a reduction to service related revenue. During the three and nine months ended September 30, 2016, the Company wrote off $91 of advances that were previously identified as not recoverable.
4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consist of the following.

	September 30, 2016	December 31, 2015
Participating interests in HMBS	$5,412	$5,864
Other interests securitized	836	715
Unsecuritized interests	1,180	988
Reserves	(94)	(53)
Total reverse mortgage interests, net	$7,334	$7,514

Participating interests
Participating interests consist of reverse mortgage interests or HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. The HMBS securitizations are accounted for as secured borrowings with both the reverse mortgage interest and related indebtedness retained on the Company's balance sheet.

Other interests securitized
Other interests securitized consist of reverse mortgage interests which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on the Company's balance sheet.

Unsecuritized interests
Unsecuritized interests in reverse mortgages consist primarily of the following.

	September 30, 2016	December 31, 2015
Repurchased HECM loans	$803	$591
HECM related receivables	283	290
Funded borrower draws not yet securitized	74	83
Foreclosed assets	20	24
Total unsecuritized interests	$1,180	$988

Unsecuritized interests include HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination. The Company repurchased a total of $2,270 and $1,572 HECM loans out of Ginnie Mae HMBS securitizations during the nine months ended September 30, 2016 and 2015, respectively, of which, $661 and $608 were subsequently reimbursed by a prior servicer. Nationstar routinely securitizes eligible reverse mortgage interests through Ginnie Mae HMBS pools or private HECM securitization trusts. Reverse mortgage interest securitization transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet.

Reserves for reverse mortgage interests
Reserves for servicing losses on reverse mortgage interests are reflected through the Company's provision for losses and consist of (1) financial and (2) operational losses related to servicing of other interests securitized and unsecuritized interests in HECM loans. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on FHA claim guidelines related to reimbursable expenses and unfavorable change in the appraised value of the loan collateral. Operational exposures are defined as un-reimbursable debenture interest curtailments imposed for missed HUD servicing time lines. The Company establishes reserves for servicing losses based on historical loss experience, underlying value of collateral, age of claim and management’s knowledge of expected claim recoveries. Losses are established when loans are bought out of the Ginnie Mae HMBS pools. Reserves reflect management’s best estimate of amounts to be realized, which are subject to change as facts and circumstances change. In the nine months ended September 30, 2016, the Company increased reverse mortgage reserves by $42 for changes in actual and estimated losses. The increase in reserves is primarily due to loss estimates resulting from updated economic factors such as prolonged foreclosure timelines and due to changes in negotiations with investors regarding expected recoveries of make-whole claims.

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

Reverse interest income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rate of the HECM loan. Total interest earned on the Company's reverse mortgage interests was $81 and $251 for the three and nine months ended September 31, 2016, respectively, and $90 and $181 for the three and nine months ended September 30, 2015, respectively.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinancings of loans or new home purchases (referred to as "recapture"). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	September 30, 2016	December 31, 2015
Mortgage loans held for sale – unpaid principal balance	$1,774	$1,374
Mark-to-market adjustment(1)	65	56
Total mortgage loans held for sale	$1,839	$1,430
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

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated.

	September 30, 2016		December 31, 2015
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$109	$105	$31	$29

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors.  During the nine months ended September 30, 2016, Nationstar repurchased $201 of delinquent Ginnie Mae loans, of which $88 of these loans were securitized or sold to third-party investors. As of September 30, 2016, $18 of the repurchased loans have re-performed and were held in accrual status, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $85 and $16 as of September 30, 2016 and December 31, 2015, respectively.
A reconciliation of the changes in mortgage loans held for sale is presented in the following table.

	Nine months ended September 30,
	2016	2015
Mortgage loans held for sale – beginning balance	$1,430	$1,278
Mortgage loans originated and purchased, net of fees	15,788	13,970
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims (1)	(16)	(46)
Transfer of mortgage loans held for sale to other assets	9	—
Repurchase of loans out of Ginnie Mae securitizations	1,138	1,369
Loans sold	(16,510)	(14,685)
Mortgage loans held for sale – ending balance	$1,839	$1,886

(1) Amounts are comprised of claims made on certain government guaranteed mortgage loans upon foreclosure.

For the nine months ended September 30, 2016 and 2015, the Company received proceeds of $16,957 and $15,034, respectively, on the sale of mortgage loans held for sale, resulting in gains of $447 and $349, respectively.

Nationstar has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. The amounts repurchased out of Ginnie Mae pools, as presented above, are primarily in connection with loan modifications and loan resolution activity as part of Nationstar's contractual obligations as the servicer of the loans.

Mortgage Loans Held for Investment, Net
Mortgage loans held for investment, net are comprised of the following.

	September 30, 2016	December 31, 2015
Mortgage loans held for investment, net – unpaid principal balance	$225	$250
Transfer discount:
Accretable	(14)	(15)
Non-accretable	(52)	(57)
Allowance for loan losses	(3)	(4)
Total mortgage loans held for investment, net	$156	$174

The changes in accretable yield on loans transferred to mortgage loans held for investment, net are set forth below.

	Nine months ended September 30,
	2016	2015
Accretable Yield
Balance at the beginning of the period	$(15)	$(16)
Accretion	2	2
Reclassifications from nonaccretable discount	(1)	(1)
Balance at the end of the period	$(14)	$(15)
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.4 and $1.2 of transfer discount from non-accretable yield for the nine months ended September 30, 2016 and 2015, respectively.

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

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $31 and $41 as of September 30, 2016 and December 31, 2015, respectively.

6. Other Assets

Other assets consist of the following.

	September 30, 2016	December 31, 2015
Accrued revenues	$172	$180
Loans subject to repurchase right from Ginnie Mae	144	117
Taxes receivable	74	—
Goodwill	74	71
Intangible assets	42	50
Deposits	39	30
Prepaid expenses	17	20
Real estate owned (REO), net	26	18
Receivables from affiliates, net	6	8
Other	60	38
Total other assets	$654	$532

Accrued revenue is primarily comprised of service fees earned but not received.
For forward loans that Nationstar sold to Ginnie Mae in conjunction with issuance of mortgage backed securities, Nationstar as the issuer has the unilateral right to repurchase, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan and in accordance with GAAP must re-recognize the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. Nationstar’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $144 at September 30, 2016 and $117 at December 31, 2015.

Tax receivable assets are primarily due to net operating tax losses recorded in 2016 and true-up adjustments associated with federal income tax returns for prior years.

Real estate owned (REO), net includes $21 and $15 of REO loans with a government or GSE guarantee at September 30, 2016 and December 31, 2015, respectively, limiting loss exposure to the Company.

Other primarily includes non-advance related accounts receivables due from investors and various other miscellaneous assets.

7. Derivative Financial Instruments

Derivative instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), Forward Mortgage Backed Securities ("MBS") trades, Eurodollar futures, interest rate swap agreements and interest rate caps. Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value, with any changes in fair value recorded in earnings as a component of net gain on mortgage loans held for sale. The estimated fair values of IRLCs are based on the fair value of the related mortgage loans which is based on observable market data and is recorded in derivative financial instruments within the consolidated balance sheets. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded.

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

Associated with the Company's derivatives are $10 and $4 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of September 30, 2016 and December 31, 2015, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

Nationstar enters into contracts with other mortgage lenders to purchase residential mortgage loans at a future date, which are referred to as LPCs. LPCs are accounted for as derivatives and recorded at fair value in derivative financial instruments on Nationstar's consolidated balance sheet. Changes in LPCs are recorded as a charge or credit to net gain on mortgage loans held for sale.

Nationstar enters into Eurodollar futures and Treasury futures contracts to replicate the economic hedging results achieved with interest rate swaps or offset the changes in value of its forward sales of certain agency securities. The Company has not designated its futures contracts as hedges for accounting purposes. Eurodollar futures are accounted for as derivatives and recorded at fair value in derivative financial instruments. Realized and unrealized changes in fair value are recorded as a charge or credit to net gain on mortgage loans held for sale.

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

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 and $400 to mitigate interest rate risk associated with servicing advance facilities. Expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps in Nationstar's consolidated statements of operations. The Company did not elect hedge accounting related to these agreements and they expired during the first quarter of 2016. The Company did not enter into any new agreements for the three and nine months ended September 30, 2016.

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Nine months ended September 30, 2016
Assets
Mortgage loans held for sale, net
Loan sale commitments	2016	$82	$(0.4)	$(0.7)
Derivative financial instruments
IRLCs	2016	4,291	123.0	33.9
Forward MBS trades	2016	708	0.6	(5.5)
LPCs	2016	354	2.8	(1.1)
Eurodollar futures(1)	2016-2021	7	—	(0.1)
Treasury futures	2016	63	0.5	0.5
Interest rate swaps	2017	10	0.2	(0.3)
Liabilities
Derivative financial instruments
IRLCs(1)	2016	4	—	—
Forward MBS trades	2016	3,306	13.1	(9.4)
LPCs	2016	171	0.7	0.8
Eurodollar futures	2016-2021	55	0.1	—
Treasury futures	2016	67	0.3	(0.3)
Interest rate swaps	2017	10	0.2	0.3

Twelve months ended December 31, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$176	0.3	0.3
Derivative financial instruments
IRLCs	2016	2,768	89.1	1.2
Forward MBS trades	2016	1,666	6.1	5.8
LPCs	2016	388	3.9	1.9
Eurodollar futures	2016-2021	176	0.1	0.1
Interest rate swaps and caps	2016-2017	846	0.5	(0.4)

Liabilities
Derivative financial instruments
IRLCs(1)	2016	2	—	—
Forward MBS trades	2016	1,807	3.7	14.6
LPCs	2016	314	1.5	(1.4)
Eurodollar futures	2016-2021	95	0.1	(0.1)
Interest rate swaps and caps	2016-2017	13	0.5	(0.4)

(1) Fair values of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					September 30, 2016		December 31, 2015
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
MBS advance financing facility	LIBOR+2.5%	March 31, 2017	Servicing advance receivables	$130	$67	$77	$82	$89
Nationstar agency advance financing facility	LIBOR+2.0%	January 15, 2017	Servicing advance receivables	400	230	255	310	364
MBS advance financing facility (2012)	LIBOR+5.0%	November 30, 2016	Servicing advance receivables	50	40	48	50	70
Nationstar mortgage advance receivable trust	LIBOR+1.9%	December 20, 2017	Servicing advance receivables	500	278	319	335	394
MBS servicer advance facility (2014)	LIBOR+3.5%	September 12, 2017	Servicing advance receivables	125	103	148	106	185
Nationstar agency advance receivables trust	LIBOR+2.0%	October 9, 2017	Servicing advance receivables	1,400	471	531	763	823
Advance facilities principal amount					1,189	1,378	1,646	1,925
Debt issuance costs					(1)	—	(6)	—
Advance facilities, net of unamortized debt issuance costs					$1,188	$1,378	$1,640	$1,925

					September 30, 2016		December 31, 2015
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,300 warehouse facility	LIBOR+2.0% to 2.9%	October 17, 2017	Mortgage loans or MBS	$1,300	$855	$888	$634	$678
$850 warehouse facility	LIBOR+1.8% to 3.3%	June 30, 2017	Mortgage loans or MBS	850	526	568	545	622
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 1, 2017	Mortgage loans or MBS	500	215	219	175	179
$500 warehouse facility	LIBOR+2.0% to 2.5%	November 15, 2016	Mortgage loans or MBS	500	362	448	257	274
$350 warehouse facility	LIBOR+2.2% to 4.5%	April 7, 2017	Mortgage loans or MBS	350	21	22	98	112
$200 warehouse facility	LIBOR+1.5%	April 30, 2017	Mortgage loans or MBS	200	56	58	8	9
$300 warehouse facility	LIBOR+2.3%	December 14, 2016	Mortgage loans or MBS	300	164	186	23	28
$350 warehouse facility	LIBOR+2.8% to 3.9%	November 17, 2016	Mortgage loans or MBS	350	169	185	45	50
$500 warehouse Facility	LIBOR+2.1% to 2.5%	September 8, 2017	Mortgage loans or MBS	500	191	196	—	—
$75 warehouse facility (HCM) (1)	LIBOR+2.3% to 2.9%	October 17, 2016	Mortgage loans or MBS	75	10	12	53	59
$100 warehouse facility (HCM) (1)	LIBOR+2.5% to 2.8%	November 18, 2016	Mortgage loans or MBS	100	42	44	55	60
Warehouse facilities principal amount					2,611	2,826	1,893	2,071
Debt issuance costs					(1)	—	(3)	—
Warehouse facilities, net of unamortized debt issuance costs					$2,610	$2,826	$1,890	$2,071

Mortgage loans, net					$1,654	$1,725	$1,509	$1,625
Reverse mortgage interests, net					642	761	351	390
MSR and other collateral					315	340	33	56

(1) These facilities, specific to Home Community Mortgage ("HCM"), were repaid in October 2016.

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below.

	September 30, 2016	December 31, 2015
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	$471	$475
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	346	363
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	400	400
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	596	597
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	214
Unsecured senior notes principal amount, subtotal	2,019	2,049
Debt issuance costs	(19)	(23)
Unsecured senior notes, net of unamortized debt issuance costs	$2,000	$2,026

Nationstar repurchased $29 in principal amount of outstanding notes through the third quarter of 2016 at a discount resulting in a gain of $0.1. The repurchase price included the principal amount of the note, plus accrued and unpaid interest.

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
As of September 30, 2016, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities as follows.

Year	Amount
2016	$—
2017	—
2018	471
2019	346
2020	400
Thereafter	802
Unsecured senior notes principal amount	2,019
Unamortized debt issuance costs	(19)
Unsecured senior notes, net of unamortized debt issuance costs	$2,000

Other Nonrecourse Debt

					September 30, 2016	December 31, 2015
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating Interest Financing (1)	_	_	_	$—	$5,488	$5,947
HECM Securitization (HMBS)
Trust 2014-1 (2)	December 2014	_	A, M	344	—	227
Trust 2015-1 (3)	June 2015	May 2018	A, M	269	—	222
Trust 2015-2	November 2015	November 2025	A, M1, M2	217	141	209
Trust 2016-1	March 2016	February 2026	A, M1, M2	282	216	—
Trust 2016-2	June 2016	June 2026	A, M1, M2	209	178	—
Trust 2016-3	August 2016	August 2026	A, M1, M2	237	228	—
Nonrecourse Debt - Legacy Assets	November 2009	October 2039	A	222	54	65
Other nonrecourse debt principal amount					6,305	6,670
Unamortized debt issuance costs					(7)	(4)
Other nonrecourse debt, net of unamortized debt issuance cost					$6,298	$6,666

(1) Amounts represent the Company's participating interest in various securitized portfolios transferred to the Company.
(2) The Company retained approximately $70 and $36 of the Class A and Class M notes upon issuance, respectively, which were later sold in the first quarter of 2015 for proceeds of $73. In January 2016, the Company executed the optional redemption of the associated notes.
(3) In July 2016, the Company executed the optional redemption of the associated notes.
Participating Interest Financing
Participating interest financing represents the obligation to Ginnie Mae related to the transfer of reverse mortgage interests and subsequent securitization through issuance of HMBS. Nationstar has accounted for these securitizations on its consolidated balance sheets as secured borrowings, retaining the reverse mortgage interests and recording the HMBS obligation as participating interest financing liabilities on the Company’s consolidated balance sheet. Monthly cash flows generated from the HECM loans are used to service the HMBS through securitization of advances on the HECM loans. The interest rate is based on the underlying HMBS rate with a range of 0.8% to 7.0%.

HECM Securitizations
From time to time, the Company securitizes its interests in reverse mortgages that were previously securitized in HMBS pools. These subsequent securitization transactions provide investors with the ability to invest in a pool of first-lien inactive HECMs covered by Federal Housing Administration ("FHA") insurance and a pool of REO properties acquired through foreclosure in connection with HECM loans. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 7.4% on the outstanding securitized notes. The notes are callable with expected weighted average lives of one to three years. The Company may re-securitize the collateral from called notes to achieve a lower cost of funds.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of asset backed securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans on its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt of $54 at September 30, 2016 and $65 at December 31, 2015. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $217 and $242 at September 30, 2016 and December 31, 2015, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the change in interest rates during the nine months ended September 30, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. Nationstar was unable to meet the profitability requirements in two facilities as of September 30, 2016. Nationstar received waivers from these financial institutions on the profitability requirements. After giving effect to these waivers, the Company was in compliance with all required financial covenants as of September 30, 2016.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. At September 30, 2016, Nationstar was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	September 30, 2016	December 31, 2015
Payables to servicing and subservicing investors	$429	$484
Loans subject to repurchase from Ginnie Mae	144	117
Payables to GSEs and securitized trusts	79	113
Payables to insurance carriers and insurance cancellation reserves	72	70
Accrued bonus and payroll	94	96
Accrued interest	64	61
Professional and legal	49	43
Accrued liabilities and accounts payables	47	73
Repurchase reserves	25	26
Lease obligations	28	13
MSR purchases payables including advances	11	22
Other	122	178
Total payables and accrued liabilities	$1,164	$1,296

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

Payables to Insurance Carriers and Insurance Cancellation Reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third party investors on liquidated loans.

Lease Obligations
Lease obligations consist of capital leases and deferred rent. During the third quarter of 2016, the Company entered into a capital lease with annual lease payments of $3 million. The lease expires in 2019.

Other Payables
Other payables are primarily comprised of tax liabilities, deferred service fees and liabilities related to origination activities.

10. Securitizations and Financings

Variable Interest Entities
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPE") determined to be a VIE, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables. All debt obligations issued from the VIEs are non-recourse to Nationstar.

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

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	September 30, 2016		December 31, 2015
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$129	$34	$94	$36
Reverse mortgage interests, net	—	6,208	—	6,547
Advances and other receivables, net	1,105	—	1,581	—
Mortgage loans held for investment, net	156	—	173	—
Other assets	4	—	5	—
Total assets	$1,394	$6,242	$1,853	$6,583
Liabilities
Advance facilities (1)	$979	$—	$1,408	$—
Payables and accrued liabilities	2	—	2	1
Participating interest financing (2)	—	5,412	—	5,864
HECM Securitizations (HMBS)
Trust 2014-1	—	—	—	227
Trust 2015-1	—	—	—	222
Trust 2015-2	—	141	—	209
Trust 2016-1	—	216	—	—
Trust 2016-2	—	178	—	—
Trust 2016-3	—	228	—	—
Nonrecourse debt–legacy assets	54	—	65	—
Total liabilities	$1,035	$6,175	$1,475	$6,523

(1) Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar mortgage advance receivable trust, and the Nationstar agency advance receivables trust. Refer to Notes Payable in Note 8. Indebtedness for additional information.
(2) Participating interest financing excludes premiums.

11. Stockholders' Equity

On December 17, 2015, Nationstar announced that its Board of Directors authorized the repurchase of up to $150 of the registrant's outstanding common stock through December 16, 2016. On February 9, 2016, Nationstar’s Board of Directors authorized a $100 increase to the original repurchase authorization for an aggregate repurchase authorization of $250 under the Company’s share repurchase program. As of September 30, 2016, a total of 11,426 thousand shares have been repurchased since the inception of the plan, of which 10,589 thousand shares were acquired in 2016 for $114.
During the three and nine months ended September 30, 2016, certain employees of Nationstar were granted 56 thousand and 1,552 thousand restricted stock units ("RSUs"), respectively. The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $6 and $18 of expense related to the share-based awards during the three and nine months ended September 30, 2016, respectively, and $4 and $15 for the three and nine months ended September 30, 2015, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$29	$(47)	$(106)	$(31)

Effective tax rate	40.6%	42.1%	36.8%	46.0%

For the three and nine months ended September 30, 2016 and 2015, the effective tax rates differed from the statutory federal rate of 35% primarily due to the elimination of the book loss of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate is based upon forecasted pre-tax income or loss for the year.

The elimination of the book loss attributable to a less-than-wholly-owned subsidiary is treated as a permanent difference and increases taxable income. The Company is in a net income position for the three months ended September 30, 2016, therefore this permanent difference will increase the effective tax rate and income tax expense. The Company is in a net loss position for the nine months ended September 30, 2016, accordingly, the book loss attributable to a less-than-wholly-owned subsidiary reduces the effective tax rate and the income tax benefit.

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

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Fair value for active reverse mortgage loans is estimated based on pricing of recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds and adjusted as necessary for differences. The recent timing of these transactions allows the pricing to consider the current interest rate risk exposures. The fair value of inactive reverse mortgage loans is established based upon a discounted par value of the loan derived from the Company’s historical loss factors experienced on foreclosed loans.
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract, therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are recorded at fair value based on the observable market data related to the underlying mortgage loans. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures and Treasury futures contracts as part of its hedging strategy. The future contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 7, Derivative Financial Instruments for more information.
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
Nonrecourse Debt – Legacy Assets (Level 3) – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These inputs are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 8, Indebtedness for more information.
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

		September 30, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,838.6	$—	$1,838.6	$—
Mortgage servicing rights(1)	2,725.6	—	—	2,725.6
Derivative financial instruments:
IRLCs	123.0	—	123.0	—
Forward MBS trades	0.6	—	0.6	—
LPCs	2.8	—	2.8	—
Treasury futures	0.5	—	0.5	—
Interest rate swaps and caps	0.2	—	0.2	—
Eurodollar futures(2)	—	—	—	—
Total assets	$4,691.3	$—	$1,965.7	$2,725.6
Liabilities
Derivative financial instruments
Forward MBS trades	$13.1	$—	$13.1	$—
LPCs	0.7	—	0.7	—
Treasury futures	0.3		0.3
Interest rate swaps and caps	0.2	—	0.2	—
Eurodollar futures	0.1	—	0.1	—
IRLCs(2)	—	—	—	—
Mortgage servicing rights financing	67.1	—	—	67.1
Excess spread financing	1,011.5	—	—	1,011.5
Total liabilities	$1,093.0	$—	$14.4	$1,078.6

		December 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,429.7	$—	$1,429.7	$—
Mortgage servicing rights(1)	3,358.3	—	—	3,358.3
Derivative financial instruments:
IRLCs	89.1	—	89.1	—
Forward MBS trades	6.1	—	6.1	—
LPCs	3.9	—	3.9	—
Interest rate swaps and caps	0.5	—	0.5	—
Eurodollar futures	0.1	—	0.1	—
Total assets	$4,887.7	$—	$1,529.4	$3,358.3
Liabilities
Derivative financial instruments
Forward MBS trades	$3.7	$—	$3.7	$—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.5	—	0.5	—
Eurodollar futures	0.1	—	0.1	—
IRLCs(2)	—	—	—	—
Mortgage servicing rights financing	68.7	—	—	68.7
Excess spread financing	1,232.1	—	—	1,232.1
Total liabilities	$1,306.6	$—	$5.8	$1,300.8

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair value of derivative instruments are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Nine months ended September 30, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$3,358	$1,232	$69
Total gains or losses
Included in earnings	(796)	(74)	(2)
Purchases, issuances, sales and settlements
Purchases	50	—	—
Issuances	140	—	—
Settlements	—	(146)	—
Dispositions	(27)	—	—
Ending balance	$2,725	$1,012	$67

	Assets	Liabilities
Twelve months ended December 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,950	$1,031	$49
Total gains or losses
Included in earnings	(497)	25	20
Purchases, issuances, sales and settlements
Purchases	730	—	—
Issuances	222	386	—
Settlements	—	(210)	—
Dispositions	(47)	—	—
Ending balance	$3,358	$1,232	$69

No transfers were made into or out of Level 3 fair value assets and liabilities for the nine months ended September 30, 2016 or the twelve months ended December 31, 2015.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	September 30, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$695	$695	$—	$—
Restricted cash	336	336	—	—
Advances and other receivables, net	1,824	—	—	1,824
Reverse mortgage interests, net	7,334	—	—	7,504
Mortgage loans held for sale	1,839	—	1,839	—
Mortgage loans held for investment, net	156	—	—	159
Derivative financial instruments	127	—	127	—
Financial liabilities
Unsecured senior notes	2,000	2,014	—	—
Advance facilities	1,188	—	1,188	—
Warehouse facilities	2,610	—	2,610	—
Mortgage servicing rights financing liability	67	—	—	67
Derivative financial instruments	14	—	14	—
Excess spread financing	1,012	—	—	1,012
Participating interest financing	5,488	—	5,646	—
HECM Securitization (HMBS)
Trust 2015-2	141	—	—	147
Trust 2016-1	216	—	—	228
Trust 2016-2	178	—	—	179
Trust 2016-3	228	—	—	227
Nonrecourse debt - legacy assets	54	—	—	53

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$613	$613	$—	$—
Restricted cash	332	332	—	—
Mortgage loans held for sale	1,430	—	1,430	—
Mortgage loans held for investment, net	174	—	—	174
Advances and other receivables, net	2,412	—	—	2,412
Reverse mortgage interests, net	7,514	—	—	7,705
Derivative financial instruments	100	—	100	—
Financial liabilities:
Unsecured senior notes	2,026	1,912	—	—
Advance facilities	1,640	—	1,646	—
Warehouse facilities	1,890	—	1,893	—
Derivative financial instruments	6	—	6	—
Excess spread financing	1,232	—	—	1,232
Mortgage servicing rights financing liability	69	—	—	69
Participating interest financing	5,947	—	6,091	—
HECM Securitization (HMBS)
Trust 2014-1	227	—	—	298
Trust 2015-1	222	—	—	275
Trust 2015-2	209	—	—	250
Nonrecourse debt - legacy assets	65	—	—	74

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,136. As of September 30, 2016, Nationstar was in compliance with its selling and servicing capital requirements.

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

Nationstar’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. Nationstar has historically had a number of open investigations with various regulators or enforcement agencies. We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. Nationstar is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the multistate coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs. Responding to these matters requires Nationstar to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $16 and $49 for the three and nine months ended September 30, 2016, and $14 and $37 for the three and nine months ended September 30, 2015, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its litigation and regulatory and governmental matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $19 to $55 in excess of the accrued liability (if any) related to those matters as of September 30, 2016. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Nationstar has certain reverse MSRs and reverse mortgage loans related to approximately $26,855 of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of September 30, 2016, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $2,738. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as a financing arrangement.

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

The following tables present financial information by segment.

	Three months ended September 30, 2016
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$210	$14	$107	$(26)	$305	$—	$305
Net gain on mortgage loans held for sale	—	211	—	26	237	—	237
Total revenues	210	225	107	—	542	—	542
Total expenses	154	142	87	—	383	24	407
Other income (expenses)
Interest income	82	17	—	—	99	4	103
Interest expense	(107)	(16)	—	—	(123)	(42)	(165)
Other	—	(1)	—	—	(1)	(1)	(2)
Total other income (expenses), net	(25)	—	—	—	(25)	(39)	(64)
Income (loss) before taxes	$31	$83	$20	$—	$134	$(63)	$71
Depreciation and amortization	$7	$2	$4	$—	$13	$9	$22
Total assets	12,250	4,523	345	—	17,118	(1,272)	15,846

	Three months ended September 30, 2015
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$107	$18	$109	$(23)	$211	$—	$211
Net gain on mortgage loans held for sale	—	163	—	23	186	—	186
Total revenues	107	181	109	—	397	—	397
Total expenses	208	132	92	—	432	14	446
Other income (expenses)
Interest income	89	19	—	—	108	5	113
Interest expense	(115)	(18)	—	—	(133)	(43)	(176)
Other	—	—	—	—	—	—	—
Total other income (expenses), net	(26)	1	—	—	(25)	(38)	(63)
Income (loss) before taxes	$(127)	$50	$17	$—	$(60)	$(52)	$(112)
Depreciation and amortization	$7	$5	$4	$—	$16	$4	$20
Total assets	14,120	1,899	285	—	16,304	693	16,997

	Nine months ended September 30, 2016
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$225	$42	$327	$(93)	$501	$1	$502
Net gain on mortgage loans held for sale	—	531	—	93	624	—	624
Total revenues	225	573	327	—	1,125	1	1,126
Total expenses	488	400	274	—	1,162	70	1,232
Other income (expenses)
Interest income	254	48	—	—	302	11	313
Interest expense	(325)	(44)	—	—	(369)	(124)	(493)
Other	—	(1)	—	—	(1)	(1)	(2)
Total other income (expenses), net	(71)	3	—	—	(68)	(114)	(182)
Income (loss) before taxes	$(334)	$176	$53	$—	$(105)	$(183)	$(288)
Depreciation and amortization	$17	$7	$16	$—	$40	$26	$66
Total assets	12,250	4,523	345	—	17,118	(1,272)	15,846

	Nine months ended September 30, 2015
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$550	$38	$339	$(45)	$882	$2	$884
Net gain on mortgage loans held for sale	—	470	—	45	515	2	517
Total revenues	550	508	339	—	1,397	4	1,401
Total expenses	600	349	266	—	1,215	56	1,271
Other income (expenses)
Interest income	181	51	—	—	232	11	243
Interest expense	(263)	(47)	—	—	(310)	(129)	(439)
Other	(1)	—	—	—	(1)	—	(1)
Total other income (expenses), net	(83)	4	—	—	(79)	(118)	(197)
Income (loss) before taxes	$(133)	$163	$73	$—	$103	$(170)	$(67)
Depreciation and amortization	$19	$13	$12	$—	$44	$8	$52
Total assets	14,120	1,899	285	—	16,304	693	16,997

17. Guarantor Financial Statement Information

As of September 30, 2016, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued $2,000 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June 1, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$664	$1	$30	$—	$695
Restricted cash	—	170	—	166	—	336
Mortgage servicing rights	—	2,732	—	—	—	2,732
Advances and other receivables, net	—	1,824	—	—	—	1,824
Reverse mortgage interests, net	—	6,537	—	797	—	7,334
Mortgage loans held for sale	—	1,782	—	57	—	1,839
Mortgage loans held for investment, net	—	—	—	156	—	156
Property and equipment, net	—	121	1	27	—	149
Derivative financial instruments	—	125	—	2	—	127
Other assets	(118)	530	315	1,104	(1,177)	654
Investment in subsidiaries	1,600	622	—	—	(2,222)	—
Total assets	$1,482	$15,107	$317	$2,339	$(3,399)	$15,846
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,000	$—	$—	$—	$2,000
Advance facilities	—	209	—	979	—	1,188
Warehouse facilities	—	2,558	—	52	—	2,610
Payables and accrued liabilities	—	1,098	1	65	—	1,164
MSR related liabilities - nonrecourse	—	1,079	—	—	—	1,079
Mortgage servicing liabilities	—	11	—	—	—	11
Derivative financial instruments	—	14	—	—	—	14
Other nonrecourse debt	—	5,481	—	817	—	6,298
Payables to affiliates	—	1,057	3	117	(1,177)	—
Total liabilities	—	13,507	4	2,030	(1,177)	14,364
Total equity	1,482	1,600	313	309	(2,222)	1,482
Total liabilities and equity	$1,482	$15,107	$317	$2,339	$(3,399)	$15,846

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$191	$5	$109	$—	$305
Net gain on mortgage loans held for sale	—	228	—	9	—	237
Total revenues	—	419	5	118	—	542
Expenses
Salaries wages benefits	—	155	1	55	—	211
General and administrative	—	143	2	51	—	196
Total expenses	—	298	3	106	—	407
Other income (expenses)
Interest income	—	90	—	13	—	103
Interest expense	—	(147)	—	(18)	—	(165)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	45	9	—	—	(54)	—
Total other income (expenses), net	45	(50)	—	(5)	(54)	(64)
Income (loss) before taxes	45	71	2	7	(54)	71
Income tax expense (benefit)	—	29	—	—	—	29
Net income (loss)	45	42	2	7	(54)	42
Less: net income (loss) attributable to noncontrolling interests	—	(3)	—	—	—	(3)
Net income (loss) excluding noncontrolling interests	$45	$45	$2	$7	$(54)	$45

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related	$—	$151	$19	$332	$—	$502
Net gain on mortgage loans held for sale	—	595	—	29	—	624
Total revenues	—	746	19	361	—	1,126
Expenses
Salaries wages benefits	—	448	3	162	—	613
General and administrative	—	453	6	160	—	619
Total expenses	—	901	9	322	—	1,232
Other income (expenses)
Interest income	—	276	—	37	—	313
Interest expense	—	(437)	—	(56)	—	(493)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	(179)	30	—	—	149	—
Total other income (expenses), net	(179)	(133)	—	(19)	149	(182)
Income (loss) before taxes	(179)	(288)	10	20	149	(288)
Income tax expense (benefit)	—	(106)	—	—	—	(106)
Net income (loss)	(179)	(182)	10	20	149	(182)
Less: net income (loss) attributable to noncontrolling interests	—	(3)	—	—	—	(3)
Net income (loss) excluding noncontrolling interests	$(179)	$(179)	$10	$20	$149	$(179)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$(179)	$(179)	$10	$20	$149	$(179)
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	(3)	—	—	—	(3)
(Gain) loss from subsidiaries	179	(30)	—	—	(149)	—
Share-based compensation	—	13	—	5	—	18
Excess tax deficiency from share-based compensation	—	4	—	—	—	4
Net gain on mortgage loans held for sale	—	(595)	—	(29)	—	(624)
Provision for reserves on advances and other receivables	—	85	—	—	—	85
Mortgage loans originated and purchased, net of fees	—	(15,078)	—	(767)	—	(15,845)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(1,138)	—	—	—	(1,138)
Sales proceeds and loan payments proceeds for mortgage loans held for sale and held for investment	—	23,459	—	(6,416)	—	17,043
Other loss	—	2	—	—	—	2
Depreciation and amortization	—	50	—	16	—	66
Amortization (accretion) of premiums (discounts)	—	(7,275)	—	7,302	—	27
Fair value changes in excess spread financing	—	(75)	—	—	—	(75)
Fair value changes and amortization/accretion of mortgage servicing rights	—	784	—	—	—	784
Fair value change in mortgage servicing rights financing liability	—	(2)	—	—	—	(2)
Changes in assets and liabilities:
Advances and other receivables, net	—	519	—	—	—	519
Reverse mortgage interests, net	—	294	—	(115)	—	179
Other assets	117	(683)	(10)	439	—	(137)
Payables and accrued liabilities	—	(135)	—	(4)	—	(139)
Net cash attributable to operating activities	117	17	—	451	—	585

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2016 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(38)	—	(9)	—	(47)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(46)	—	—	—	(46)
Sale of forward mortgage servicing rights	—	27	—	—	—	27
Proceeds on sale of reverse mortgage servicing rights	—	1	—	—	—	1
Net cash attributable to investing activities	—	(56)	—	(9)	—	(65)
Financing activities
Transfers (to) from restricted cash, net	—	33	—	(33)	—	—
Debt financing costs	—	(10)	—	—	—	(10)
Increase (decrease) warehouse facilities	—	774	—	(56)	—	718
Increase (decrease) advance facilities	—	(29)	—	(429)	—	(458)
Proceeds from HECM securitizations	—	(4)	—	728	—	724
Repayment of HECM securitizations	—	—	—	(624)	—	(624)
Repayment of excess spread financing	—	(146)	—	—	—	(146)
Increase (decrease) in participating interest financing in reverse mortgage interests	—	(480)	—	—	—	(480)
Repayment of nonrecourse debt–legacy assets	—	1	—	(13)	—	(12)
Repurchase of unsecured senior notes	—	(29)	—	—	—	(29)
Excess tax deficiency from share-based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Repurchase of common stock	(114)	—	—	—	—	(114)
Net cash attributable to financing activities	(117)	106	—	(427)	—	(438)
Net increase (decrease) in cash	—	67	—	15	—	82
Cash and cash equivalents at beginning of period	—	597	1	15	—	613
Cash and cash equivalents at end of period	$—	$664	$1	$30	$—	$695

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$597	$1	$15	$—	$613
Restricted cash	—	199	—	133	—	332
Mortgage servicing rights	—	3,367	—	—	—	3,367
Advances and other receivables, net	—	2,412	—	—	—	2,412
Reverse mortgage interests, net	—	6,832	—	682	—	7,514
Mortgage loans held for sale	—	1,305	—	125	—	1,430
Mortgage loans held for investment, net	—	1	—	173	—	174
Property and equipment, net	—	113	1	29	—	143
Derivative financial instruments	—	96	—	4	—	100
Other assets	3	610	303	1,497	(1,881)	532
Investment in subsidiaries	1,768	510	—	—	(2,278)	—
Total assets	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617
Liabilities and stockholders' equity
Unsecured senior notes	$—	$2,026	$—	$—	$—	$2,026
Advance facilities	—	232	—	1,408	—	1,640
Warehouse facilities	—	1,782	—	108	—	1,890
Payables and accrued liabilities	4	1,222	1	69	—	1,296
MSR related liabilities - nonrecourse	—	1,301	—	—	—	1,301
Mortgage servicing liabilities	—	25	—	—	—	25
Derivative financial instruments	—	6	—	—	—	6
Other nonrecourse debt	—	5,943	—	723	—	6,666
Payables to affiliates	—	1,737	1	143	(1,881)	—
Total liabilities	4	14,274	2	2,451	(1,881)	14,850
Total equity	1,767	1,768	303	207	(2,278)	1,767
Total liabilities and equity	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related, net	$—	$96	$16	$99	$—	$211
Net gain on mortgage loans held for sale	—	174	—	12	—	186
Total revenues	—	270	16	111	—	397
Expenses
Salaries wages benefits	—	141	4	56	—	201
General and administrative	—	200	1	44	—	245
Total expenses	—	341	5	100	—	446
Other income (expenses)
Interest income	—	102	—	11	—	113
Interest expense	—	(157)	—	(19)	—	(176)
Gain (loss) from subsidiaries	(66)	15	—	—	51	—
Total other income (expenses), net	(66)	(40)	—	(8)	51	(63)
Income (loss) before taxes	(66)	(111)	11	3	51	(112)
Income tax benefit	—	(46)	(1)	—	—	(47)
Net income (loss)	(66)	(65)	12	3	51	(65)
Less: net income (loss) attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) excluding noncontrolling interests	$(66)	$(66)	$12	$3	$51	$(66)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2015
	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues
Service related, net	$—	$529	$13	$342	$—	$884
Net gain on mortgage loans held for sale	—	484	—	33	—	517
Total Revenues	—	1,013	13	375	—	1,401
Expenses
Salaries, wages and benefits	—	411	4	163	—	578
General and administrative	—	558	1	134	—	693
Total expenses	—	969	5	297	—	1,271
Other income (expenses)
Interest income	—	215	—	28	—	243
Interest expense	—	(388)	—	(51)	—	(439)
Other expense	—	—	—	(1)	—	(1)
Gain (loss) from subsidiaries	(40)	62	—	—	(22)	—
Total other income (expenses), net	(40)	(111)	—	(24)	(22)	(197)
Income (loss) before taxes	(40)	(67)	8	54	(22)	(67)
Income tax expense (benefit)	—	(31)	—	—	—	(31)
Net income (loss)	(40)	(36)	8	54	(22)	(36)
Less: net income (loss) attributable to noncontrolling interests	—	4	—	—	—	4
Net income (loss) excluding noncontrolling interests	$(40)	$(40)	$8	$54	$(22)	$(40)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2015

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities
Net income (loss)	$(40)	$(40)	$8	$54	$(22)	$(40)
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
Noncontrolling interest	—	4	—	—	—	4
(Gain) loss from subsidiaries	40	(62)	—	—	22	—
Share-based compensation	—	8	—	7	—	15
Excess tax benefit from share based compensation	—	(1)	—	—	—	(1)
Net gain on mortgage loans held for sale	—	(481)	—	(36)	—	(517)
Mortgage loans originated and purchased, net of fees	—	(13,137)	—	(833)	—	(13,970)
Repurchases of loans and foreclosures out of Ginnie Mae securitizations	—	(1,393)	—	—	—	(1,393)
Sales proceeds and loan payments proceeds for mortgage loans held for sale and held for investment	—	14,277	—	772	—	15,049
Other loss	—	—	—	1	—	1
Provision for reserves on advances and other receivables	—	39	—	—	—	39
Depreciation and amortization	—	40	—	12	—	52
Amortization (accretion) of premiums (discounts)	—	(17)	—	(3)	—	(20)
Fair value changes in excess spread financing	—	(23)	—	—	—	(23)
Fair value changes and amortization of mortgage servicing rights	—	500	—	—	—	500
Fair value change in mortgage servicing rights financing liability	—	7	—	—	—	7
Changes in assets and liabilities:
Advances and other receivables, net	—	477	—	2	—	479
Reverse mortgage interests, net	—	8	—	(173)	—	(165)
Other assets	6	69	(6)	(22)	—	47
Payables and accrued liabilities	—	(125)	1	(3)	—	(127)
Net cash attributable to operating activities	6	150	3	(222)	—	(63)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2015 (Continued)

	Nationstar	Issuer (Parent)	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(23)	—	(21)	—	(44)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(615)	—	—	—	(615)
Purchase of reverse mortgage interests	—	(4,815)	—	—	—	(4,815)
Sale of forward service rights	—	41	—	—	—	41
Acquisitions, net of cash acquired	—	—	—	(45)	—	(45)
Net cash attributable to investing activities	—	(5,412)	—	(66)	—	(5,478)
Financing activities
Transfers to restricted cash, net	—	(9)	—	(183)	—	(192)
Issuance of common stock, net of issuance cost	—	498	—	—	—	498
Debt financing costs	—	(10)	—	—	—	(10)
Increase in warehouse facilities	—	630	—	100	—	730
Increase (decrease) in advance facilities	—	(291)	—	143	—	(148)
Proceeds from HECM Securitization	—	—	—	342	—	342
Repayment of HECM Securitization	—	—	—	(103)	—	(103)
Issuance of excess spread financing	—	263	—	—	—	263
Repayment of excess spread financing	—	(155)	—	—	—	(155)
Increase (decrease) in participating interest financing in reverse mortgage interests	—	4,629	—	—	—	4,629
Repayment of nonrecourse debt – legacy assets	—	(1)	—	(9)	—	(10)
Excess tax benefit from share-based compensation	—	1	—	—	—	1
Surrender of shares relating to stock vesting	(6)	—	—	—	—	(6)
Net cash attributable to financing activities	(6)	5,555	—	290	—	5,839
Net increase in cash and cash equivalents	—	293	3	2	—	298
Cash and cash equivalents at beginning of period	—	280	—	19	—	299
Cash and cash equivalents at end of period	$—	$573	$3	$21	$—	$597

18. Transactions with Affiliates

Nationstar enters into arrangements with Fortress, its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions and cash flow requirements. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress. During the three and nine months ended September 30, 2016, the Company earned revenues from affiliates of Fortress totaling $3 and $8, respectively, compared to $2 and $7 from the same periods in 2015, respectively, as described below.

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.5% per annum on the unpaid principal balance of the Portfolios, which was $597 and $658, at September 30, 2016 and December 31, 2015 respectively. For the three months ended September 30, 2016 and 2015, Nationstar received servicing fees and other performance incentive fees of $1 and $1, respectively. For the nine months ended September 30, 2016 and 2015, Nationstar received servicing fees and other performance incentive fees of $2 and $3, respectively.

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

The fair value of the outstanding liability related to these agreements was $1,012 and $1,232 at September 30, 2016 and December 31, 2015, respectively. Fees paid to New Residential Entity totaled $71 and $222 for the three and nine months ended September 30, 2016, respectively and $77 and $216 for the three and nine months ended September 30, 2015, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

The fair value of the outstanding liability related to the Sale Agreement was $67 and $69 at September 30, 2016 and December 31, 2015, respectively. Nationstar did not enter into any additional supplemental agreements with the Purchaser in 2016 and 2015.

Other
In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended September 30, 2016 and 2015, Nationstar recognized revenue of $1 and $1 related to these servicing arrangements, respectively. For the nine months ended September 30, 2016 and 2015, Nationstar recognized revenue of $4 and $3 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for New Residential related to for the collapse of certain securitization trusts pursuant to the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.5 for these administration services during the three months ended September 30, 2016. The Company earned revenue of $0.1 for these administration services during the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, Nationstar earned revenue of $0.7 and $0.2 for these administration services, respectively.

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83 for a purchase price of $50. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC ("NIC"), a subsidiary of New Residential, whereby it sold NIC a 70% participating interest of the acquired reverse mortgage loans. Both Nationstar and NIC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar records to servicing fee revenue the fixed payments received per loan for servicing NICs interest in these reverse mortgage loans, which totaled $0.1 and $0.1 for the three months ended September 30, 2016 and 2015, respectively and $0.3 and $0.2 for the nine months ended September 30, 2016 and 2015, respectively. Nationstar records NICs interest as a reduction to reverse mortgage interests on the Company's consolidated balance sheets.

OneMain Financial Holdings, LLC
On November 15, 2015, Springleaf Holdings, Inc. which is primarily owned by certain private equity funds managed by an affiliate of Fortress, completed its acquisition of OneMain Financial Holdings, LLC, and changed its corporate name from Springleaf Holdings, Inc. to OneMain Holdings, Inc. Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the three months ended September 30, 2016 and 2015, Nationstar recognized revenue of $0.3 and $0.3, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the nine months ended September 30, 2016 and 2015, Nationstar recognized revenue of $1 and $1, respectively, in additional servicing and other performance incentive fees related to these portfolios.

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
OVERVIEW
Nationstar is an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. The Company is the largest nonbank servicer and the fourth largest servicer of residential mortgage loans in the nation, growing its portfolio of serviced loans through ownership of mortgage servicing rights and execution of subservicing arrangements. We originate conventional residential mortgage loans under our Greenlight and Nationstar brands and leverage existing relationships with borrowers of our serviced portfolios to modify or originate new loans. Our Xome operations represent a leading industry provider of a residential real estate marketing platform and offerings of real estate sales transaction support services. Through our Xome platform, which offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals, we enhance the home buying and selling experience. Xome provides services to three of the top five money center banks with various services including title and close, appraisal and, increasingly, technology solutions.

The Company continues to demonstrate its emergence as a leader in the residential mortgage marketplace through the expansion of its serviced portfolios. The number of forward loans serviced by the Company has grown by approximately 20% compared to the same period in 2015. In the third quarter of 2016, a total of 509,000 loans were added to the servicing platforms. This increase represents the largest portfolio growth in a quarter since 2013 and was primarily driven by the addition of subserviced portfolios associated with the commencement of the previously announced subservicing contracts executed with USAA Federal Savings Bank ("USAA") and Seneca Mortgage Servicing LLC ("Seneca"). The expansion of our subservicing operations allows the Company to leverage the scale of its IT and labor capital to provide cost effective servicing to our customers while limiting the use of cash resources.

Servicing segment revenues grew 96% in the third quarter 2016 over 2015 due to the favorable impact of higher interest rates on mark-to-market revenue adjustments, partially offset by higher amortization from increased prepayment on loans. Fee revenue associated with the Company's MSRs declined due to lower average UPB balances, which was partially offset by higher revenues associated with subservicing operations. After adding back mark-to-market adjustments, profits for the segment grew to $39 in 2016 compared to $24 in 2015. This growth is primarily attributable to cost containment measures and lower required reserves in the quarter. As the Company anticipates further growth in its subservicing operations, expense prioritization and cost reductions will be required in order to achieve the desired returns.

The Originations segment continues to execute during the low interest rate environment. Third quarter 2016 revenues of $225 increased 24% over 2015 and represent the second consecutive quarter of record growth in the past three years. This strong performance exceeds prior year results by 24% and is driven by our direct-to-consumer business. While economic forecasts anticipate mortgage rates to continue near historic lows, other factors such as job growth will influence the outlook for this segment.

Total revenues for Xome remained flat in 2016 due to lower REO auction sales, offset by higher title and escrow services revenue consistent with the growth in loan refinancings and modifications. Expenses decreased slightly from 2015 due to lower marketing expenses. Xome continues to focus its investment in is sales platforms while strengthening its support to the Company's servicing and originations operations.

Third Quarter 2016 Highlights

Major highlights for the third quarter of 2016 include:

•	Achieved 4.0 basis points of Servicing profitability despite $92 in total amortization expense.

•	Boarded over $100,000 UPB including $91,000 subservicing UPB for USAA and Seneca.

•	Earned $83 in Originations, funding 25,393 loans during the quarter.

•	Achieved recapture rate of 27% and refinance recapture rate of 42% for the third quarter of 2016.

•	Our delinquency rate, measured as loans that are 60 or more days behind in payments, declined to 5% from 7% at the start of the year.

•	Provided over 13,506 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership.

•	Funded $5,533 mortgage loans, including $4,034 related to retaining customers from our servicing portfolio.

•	Refinanced $1,011 in Home Affordable Refinance Program ("HARP") loans, providing relief to 5,840 customers.

Capital and Liquidity

We had cash on hand of $695 as of September 30, 2016 and $613 as of December 31, 2015. In addition, we had total equity of $1,482 as of September 30, 2016 and $1,767 as of December 31, 2015. During the nine months ended September 30, 2016, our operating activities provided cash totaling $585. We believe we have sufficient capital and liquidity to conduct our operations including adequate access to capital to expand our operations consistent with the Company's strategy.
Purchase / Sale of MSRs
During the third quarter of 2016, we completed the sale of MSRs associated with $1,253 in UPB which consisted mostly of loans originated through correspondence and retained subservicing rights. We boarded $101,024 UPB of mortgage loans to our servicing platform during the three months ended September 30, 2016, while using limited capital resources to execute these transactions as they predominantly consist of portfolios where we are acting as the subservicer.

Warehouse Facilities
We finance mortgage originations through secured warehouse credit facilities with various financial institutions. The financing is in place until the mortgage loans are sold to secondary market participants, and in the vast majority of cases the servicing of the loans is retained by us. Certain warehouse facilities provide further liquidity for reverse mortgages and mortgage servicing rights. As a result of the increased activity in our Originations segment, our mortgage loans held for sale increased to $1,839 as of September 30, 2016 compared to $1,430 as of December 31, 2015. As of September 30, 2016, total warehouse capacity was $5,025, of which $2,611 was utilized. We constantly assess facilities to ensure sufficient capacity for growth and adequate diversification of lenders. The excess capacity is considered sufficient to support further growth across the platform and minimize funding risk.

RESULTS OF OPERATIONS

Consolidated Results

Table 1. Consolidated Operations	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues - operational	$550	$548	$1,628	$1,581
Revenues - MTM	(8)	(151)	(502)	(180)
Total revenues	542	397	1,126	1,401
Expenses	407	446	1,232	1,271
Other income (expenses), net	(64)	(63)	(182)	(197)
Income (loss) before income tax	71	(112)	(288)	(67)
Less: income tax expense (benefit)	29	(47)	(106)	(31)
Less: income attributable to noncontrolling interests	(3)	1	(3)	4
Net income (loss) attributable to Nationstar	$45	$(66)	$(179)	$(40)

During the three months ended September 30, 2016, operational revenues remained comparable with the same period in 2015 as the increase in Originations segment revenue was offset by the decrease in Servicing and Xome segment revenue. Net income improved for the three months ended September 30, 2016 primarily due to fair value marks as a result of the impact of declining interest rates in the same period in 2015. Originations earnings were up during the three months ended September 30, 2016 when compared to the same period in 2015 due to the beneficial interest rate environment and higher funded units. Xome earnings were up in the third quarter of 2016 when compared to the same period in 2015 primarily due to decline in marketing expenses.

During the nine months ended September 30, 2016, operational revenues grew approximately 3% compared to the same period in 2015, primarily due to growth in our Originations segment. Gains within our Originations segment were due to higher locked volumes driven by elevated loan recapture rates and the continued low interest rate environment. Net loss from Servicing for nine months ended September 30, 2016 worsened predominantly due to the impact of declining interest rates on fair value marks for the period when compared with same period in 2015. Income from Xome declined during the nine months ended September 30, 2016 when compared to the same period in 2016, primarily due to a decline in volumes.

Table 2. Revenues	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Servicing:
Operational	$310	$341	$962	$977
Amortization	(92)	(83)	(235)	(247)
Mark-to-market	(8)	(151)	(502)	(180)
Total Servicing	210	107	225	550
Originations	225	181	573	508
Xome	107	109	327	339
Corporate and other, including eliminations	—	—	1	4
Total revenues	$542	$397	$1,126	$1,401

Servicing operational revenues decreased in the third quarter and year-to-date in 2016, when compared to the same periods in 2015, primarily driven by a lower average servicing portfolio during the period. Origination revenues increased due to higher locked volumes and continued focus on portfolio recapture rate, which has increased from 26% to 29% year-to-date. Xome revenues decreased as a result of lower sales volumes of its real estate market platform and default valuation orders, partially offset by an increase in title revenue.

Table 3. Expenses	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Servicing	$154	$208	$488	$600
Originations	142	132	400	349
Xome	87	92	274	266
Corporate and other, including eliminations	24	14	70	56
Total expenses	$407	$446	$1,232	$1,271

Total expenses decreased in the third quarter and year-to-date in 2016, compared to the same periods in 2015. Increased expenses in Originations and Corporate were more than offset by lowered expenses in Servicing for both the three and nine months ended September 30, 2016. Servicing expenses decreased primarily due to lower future expected losses on serviced loans and successful cost containment initiatives throughout 2016. Expenses increased in both the third quarter and year-to-date in 2016 when compared to the same periods in 2015 in our Originations segment primarily due to a higher funded volume and associated incremental headcount. Expenses in the Xome segment decreased in the third quarter due to heightened level of non-recurring marketing expense in support of Xome rebranding in the third quarter of 2015. Xome segment expenses increased year-to-date in 2016, compared to the same periods in 2015, primarily due to growth in title operations and further investment in technology throughout 2016.

Table 4. Other Income (Expenses), Net	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reverse interest income	$81	$90	$251	$181
Other interest income	22	23	62	62
Interest income	103	113	313	243
Reverse interest expense	(64)	(65)	(196)	(126)
Advance interest expense	(12)	(16)	(42)	(41)
Corporate debt interest expense	(38)	(40)	(114)	(121)
Other interest expense	(51)	(55)	(141)	(151)
Interest expense	(165)	(176)	(493)	(439)
Other expense	(2)	—	(2)	(1)
Total other income (expenses), net	$(64)	$(63)	$(182)	$(197)

Total other income (expenses), net was relatively flat for the three months ended September 30, 2016 compared to 2015 and improved for the nine months ended September 30, 2016. Reverse interest income and reverse interest expense declined for the three months ended September 30, 2016 due to lower underlying balances of reverse mortgage loans. For the nine months ended September 30, 2015, higher reverse interest income was recorded associated with the second quarter 2015 Generation Mortgage asset acquisition which added $4,857 UPB of reverse mortgages and related securitized debt. This was partially offset by higher reverse interest expense, also related to the Generation Mortgage asset acquisition.

Table 5. Income (Loss) Before Income Taxes	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Servicing:
Operational	$131	$107	$403	$294
Amortization	(92)	(83)	(235)	(247)
Servicing income before mark-to-market adjustments	39	24	168	47
Mark-to-market	(8)	(151)	(502)	(180)
Total Servicing	31	(127)	(334)	(133)
Originations	83	50	176	163
Xome	20	17	53	73
Corporate and other, including eliminations	(63)	(52)	(183)	(170)
Total income (loss) before income taxes	$71	$(112)	$(288)	$(67)

The Originations segment led income before taxes for all operating segments of the business during the three and nine months ended September 30, 2016 due to the increased loan activity in the current interest rate environment. This segment continued to benefit from the low interest rate environment for year-to-date 2016 and is anticipated to continue with strong pretax earnings while interest rates hold low. Contributions from other segments were mixed as pretax earnings increased in the third quarter of 2016 and declined on a year-to-date basis for both the Servicing and Xome segments. After eliminating amortization and mark-to-market adjustments, pretax earnings from the Servicing segment grew in the third quarter and on a year-to-date basis. Servicing fees continued to decline throughout 2016 as the UPB of the forward serviced portfolio experienced greater amortization due to higher loan prepayment speeds. The decline in servicing fee revenues is partially offset with higher subservicing fees and lower required reserves. Pretax earnings for Xome improved in the third quarter 2016 compared to 2015 primarily due to cost containment measures and declined year-to-date as a result of a decrease in revenues. Corporate expenses grew in third quarter and year-to-date as a result of higher costs associated with rebranding expenses and corporate controls.

Table 6. Income Tax Expense (Benefit)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$29	$(47)	$(106)	$(31)

Effective tax rate	40.6%	42.1%	36.8%	46.0%
For the three and nine months ended September 30, 2016 and 2015, the effective tax rates differed from the statutory federal rate of 35% primarily due to the elimination of the book loss of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate is based upon forecasted pre-tax income or loss for the year.

The elimination of the book loss attributable to a less-than-wholly-owned subsidiary is treated as a permanent difference and increases taxable income. The Company is in a net income position for the three months ended September 30, 2016, therefore, this permanent difference will increase the effective tax rate and income tax expense. The Company is in a net loss position for the nine months ended September 30, 2016, accordingly, the book loss attributable to a less-than-wholly-owned subsidiary reduces the effective tax rate and the income tax benefit.

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

Servicing Segment

Nationstar services both forward and reverse loan portfolios. We service forward loan portfolios for which we own the legal title to the servicing rights on the loans, and we also act as subservicer on forward loan portfolios where title to the servicing rights is owned by third parties. Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted accordingly each period. Servicing revenues for subserviced portfolios are earned and recognized as the services are delivered. Reverse MSRs are recorded at LOCOM and fees related to servicing of reverse MSRs are earned and recognized as the services are delivered and are recorded in service revenue, net.

We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements because the securitization transactions do not qualify for sale accounting treatment. Interests in reverse mortgages are recorded at cost. Interest income is accrued in other income (expense) for our interest in reverse mortgages interests at the stated rate of the underlying HECM loan.

The following table sets forth the results of operations for the servicing segment.

Table 7. Servicing Operations	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Operational	$310	$341	$962	$977
Amortization	(92)	(83)	(235)	(247)
Other mark-to-market	(8)	(151)	(502)	(180)
Total revenues	210	107	225	550
Expenses	154	208	488	600
Total other income (expenses), net	(25)	(26)	(71)	(83)
Income (loss) before income taxes	$31	$(127)	$(334)	$(133)

For the three and nine months ended September 30, 2016, operational revenues decreased compared to the same periods in 2015. Base servicing fees decreased for both the three and nine months ended September 30, 2016 due to a reduced forward MSR portfolio. Increased ancillary revenues for the nine months ended September 30, 2016 partially offset the decline in base servicing fees and included a second quarter gain of approximately $17 from the sale of reverse mortgage loans. These loans were reacquired in March 2016 in connection with the execution of a clean-up call option to purchase HECM loans related to a reverse mortgage loan trust. Subservicing fees increased for both the three and nine months ended September 30, 2016 due to the boarding of the additional subservicing portfolios. Amortization for the three months ended September 30, 2016 increased due to prepayments resulting from the continued low interest rate environment and decreased for the nine months ended September 30, 2016 primarily because of lower average UPB compared to 2015. Other mark-to-market revenue primarily reflects the effect on our servicing portfolio for the change in interest rates from the previous period. The change in the mark-to-market revenue for the three and nine months ended September 30, 2016 is primarily due to the change in interest rates for these periods.

Expenses for both the three and nine months ended September 30, 2016 decreased from the comparable periods in 2015 primarily due to lower expense required to establish needed reserves. Total other income (expenses), net improved for the three and nine months ended September 30, 2016 as a result of a focus on cost improvement and the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition which was completed during the second quarter of 2015. In May 2015, we acquired $4,900 of UPB related to securitized reverse mortgages previously owned by Generation Mortgage. In this transaction, we recorded HECM loans and related HMBS notes as reverse mortgage interests and other nonrecourse debt respectively. The

Company earns a servicing fee and accrues interest income and interest expense on the loan portfolio and notes. Servicing fees related to this portfolio are recorded as a component of interest income which is a component of other income (expense).

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 8. Forward Servicing Portfolio UPB Rollforward	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$341,299	$372,198	$367,800	$353,094
Additions:
Originations	5,610	3,337	15,015	12,311
Acquisitions	101,024	3,284	101,866	51,400
Deductions:
Dispositions	(81)	(4,647)	(1,517)	(4,647)
Principal reductions and other	(4,361)	(2,899)	(10,394)	(8,480)
Voluntary reductions (1)	(14,778)	(13,301)	(38,743)	(36,407)
Involuntary reductions (2)	(2,153)	(2,598)	(7,470)	(8,456)
Net changes in loans serviced by others	(45)	21,797	(42)	18,356
Balance at the end of period	$426,515	$377,171	$426,515	$377,171

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to chargeoff of loans.

During the three and nine months ended September 30, 2016, our forward servicing portfolio's UPB increased primarily as a result of boarding the additional subservicing portfolios. The continued low interest rates environment combined with normal seasonal factors contributed to elevated payoff activity as customers look to refinance their existing mortgage obligations for more favorable terms. Many such payoffs are refinanced through our integrated originations platform. As a result of the low interest rate environment, we boarded $5,610 and $15,015 of servicing rights through Originations during the three and nine months ended September 30, 2016, respectively, compared to $3,337 and $12,311 during the same periods in 2015. As of September 30, 2016, we expect approximately $1,600 of additional subservicing UPB and $17,100 of MSR UPB to board during the fourth quarter of 2016.

The following table provides the composition of revenues for the Servicing segment for the periods presented as well as information useful in evaluating revenues.

Table 9. Servicing - Revenues	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$244	25	$280	28	$766	27	$808	27
Modification fees	27	3	16	2	60	2	46	2
Incentive fees	8	1	5	1	22	1	29	1
Late payment fees	19	2	18	2	57	2	52	2
Other ancillary revenues (2)	57	6	53	5	187	6	141	5
Other revenues	9	1	9	1	27	1	32	1
Total Forward MSR operational revenue	364	38	381	39	1,119	39	1,108	38
Subservicing fees(3)	10	1	5	1	20	1	19	1
Reverse MSRs (LOCOM) Revenue
Base servicing fees	10	1	12	1	32	1	37	1
Buyout accretion	1	—	20	2	14	—	38	1
Total Reverse MSRs (LOCOM) revenue	11	1	32	3	46	1	75	2
Total servicing fee revenue	385	40	418	43	1,185	41	1,202	41
Amortization
MSR scheduled and prepayment amortization	(137)	(14)	(130)	(13)	(383)	(13)	(370)	(13)
Excess spread accretion	46	5	48	5	149	5	126	4
LOCOM amortization	(1)	—	(1)	—	(1)	—	(3)	—
Total amortization	(92)	(9)	(83)	(8)	(235)	(8)	(247)	(9)
Revenue Sharing
MSR financing liability costs	(24)	(3)	(30)	(3)	(77)	(3)	(96)	(3)
Excess spread costs - principal	(51)	(5)	(47)	(5)	(146)	(5)	(129)	(4)
Total revenue sharing	(75)	(8)	(77)	(8)	(223)	(8)	(225)	(7)
Total operational revenue	218	23	258	27	727	25	730	25
Mark-to-Market Revenue
MSR MTM(4)	(58)	(6)	(215)	(22)	(579)	(20)	(200)	(7)
Excess spread / financing MTM	50	5	64	6	77	3	20	1
Total MTM revenue	(8)	(1)	(151)	(16)	(502)	(17)	(180)	(6)
Total revenues - Servicing	$210	22	$107	11	$225	8	$550	19

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Other ancillary revenue for the nine months ended September 30, 2016 increased primarily due to $17 gain on HECM loans related to a reverse mortgage loan trust and fees related to higher recapture volumes.
(3) Subservicing fee includes amounts received for loans serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(4) MSR mark-to-market includes value changes related to MSR and whole loan assets. Amounts also include reserves for advances and other receivables of $27 and $85 for the three and nine months ended September 30, 2016, respectively, and $12 and $28 for the three and nine months ended September 30, 2015, respectively.

For the three and nine months ended September 30, 2016, base servicing fee revenue decreased when compared to the comparable periods in prior years primarily due to a decline in the UPB of the forward serviced portfolio. Ancillary revenues for 2016 include a gain of approximately $17 from the sale of reverse mortgage loans that were acquired in March 2016 in connection with execution of an option to purchase HECM loans related to a reverse mortgage loan trust, of which we were the master servicer and holder of clean-up call rights. Additionally, the current low interest rate environment increased the gain on sale of early buyout loans and recapture rate of refinanced loans. Modification fees increased due to recognition of annual incentive fees earned for modifications entered into in prior years. Subservicing fees increased for the three and nine months ended September 30, 2016 due to the addition of the new subservicing contracts.

For the three months ended September 30, 2016, total amortization increased primarily due to higher prepayments resulting from the continued low interest rate environment. For the nine months ended September 30, 2016, total amortization decreased primarily due to lower average UPB compared to 2015. Total mark-to-market revenue increased for the three months ended September 30, 2016, primarily due to the impact of higher interest rates in the third quarter of 2016. Total mark-to-market revenue decreased for the nine months ended September 30, 2016, primarily due to the impact of lower interest rates on prepayment speeds in the first half of 2016.

For information regarding fair value adjustments, see the Mortgage Servicing Rights and Related Liabilities section provided below.

Table 10. Servicing Portfolio - Unpaid Principal Balances	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average UPB:
Forward MSRs - fair value	$317,685	$347,936	$328,084	$342,803
Subservicing and other (1)	44,642	20,950	30,042	20,112
Reverse MSRs - LOCOM	27,338	31,019	28,426	29,374
Total average UPB	$389,665	$399,905	$386,552	$392,289

Ending UPB:
Forward MSRs - fair value
Agency			$225,920	$250,461
Non-agency			87,187	104,183
Total MSRs - fair value			313,107	354,644

Subservicing and other: (1)
Agency			105,040	18,293
Non-agency			8,368	4,234
Total subservicing and other			113,408	22,527

Reverse MSRs - LOCOM			26,855	30,689
Total ending UPB			$453,370	$407,860

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

Information about modifications and workout units is presented in the table below.

Table 11. Forward Loan Modifications and Workout Units	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	3,547	4,248	11,237	12,509
Non-HAMP modifications	5,314	6,262	18,290	18,710
Workouts	4,645	5,830	13,977	18,484
Total modification and workout units	13,506	16,340	43,504	49,703

Total modifications and workouts for the three and nine months ended September 30, 2016 decreased from comparable periods in 2015 as a result of the decline in the number of delinquent loans. The current HAMP program expires on December 31, 2016, with borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date having until September 30, 2017 to finalize their modification. The Company continues to monitor the program for any extension. The overall performance of borrowers within the servicing portfolio continues to improve as reflected in the table below.

Table 12. Key Performance Metrics - Forward Servicing Portfolio (1)	September 30,
	2016	2015
Loan count-servicing	2,568,039	2,188,332
Average loan amount (2)	$166,276	$163,928
Average coupon - credit sensitive (3)	4.7%	4.6%
Average coupon - interest sensitive (3)	4.1%	4.1%
60+ delinquent (% of loans) (4)	4.7%	7.2%
90+ delinquent (% of loans) (4)	4.3%	6.6%
120+ delinquent (% of loans) (4)	4.0%	6.2%
Total prepayment speed (12 month constant pre-payment rate)	18.4%	16.2%

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

Servicer Ratings

The Company participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth Nationstar's most recent ratings for its servicing operations as of September 30, 2016.

Table 13. Servicer Ratings	Fitch	Moody's	S&P

Rating date	October 2016	January 2016	September 2015

Residential	RPS3+	Not Rated	Above Average
Master Servicer	RMS2	SQ3+	Above Average
Special Servicer	RSS3+	Not Rated	Above Average
Subprime Servicer	RPS3+	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of 1 (Strong Ability/Stability) to 5 (Weak Ability/Stability)

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 14. Servicing - Expenses	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$71	7	$64	6	$214	7	$198	7
General and administrative	77	7	137	14	257	14	387	14
Depreciation and amortization	6	1	7	1	17	1	15	1
Total expenses - Servicing	$154	15	$208	21	$488	22	$600	22

For the three and nine months ended September 30, 2016 compared to the same periods in 2015, expenses declined primarily as a result of lower general administrative expenses as presented in more detail in the table below. Salaries, wages and benefits increased primarily due to the expansion of our subservicing portfolios.

Table 15. Servicing - General and Administrative Expenses	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Operational losses (1)	$11	1	$64	6	$52	6	$164	6
Direct operating costs (2)	32	3	38	4	100	4	113	4
Offshoring costs	12	1	13	1	38	1	36	1
Corporate allocation charges	19	2	16	2	56	2	55	2
Subservicing	3	—	6	1	11	1	19	1
Total general and administrative expenses - Servicing	$77	7	$137	14	$257	14	$387	14

(1) Operational losses include compensatory fees, claims losses and similar expenses.
(2) Direct operating costs are normal costs of servicing, including filing fees, postage, delivery and similar expenses.

General and administrative expenses decreased for the three and nine months ended September 30, 2016 due to higher rates of recoveries on advances and lower reserve requirements, and also due to lower professional and consulting fees resulting from cost containment measures.

Table 16. Servicing - Other Income (Expenses), Net	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$81	8	$90	9	$251	9	$181	6
Other interest income	1	—	(1)	—	3	—	—	—
Interest income	82	8	89	9	254	9	181	6

Reverse interest expense	(64)	(7)	(65)	(7)	(196)	(7)	(126)	(4)
Advance interest expense	(12)	(1)	(16)	(2)	(42)	(1)	(41)	(1)
Other interest expense	(31)	(3)	(34)	(3)	(87)	(3)	(96)	(3)
Interest expense	(107)	(11)	(115)	(12)	(325)	(11)	(263)	(8)
Other expense	—	—	—	—	—	—	(1)	—
Total other income (expenses) - Servicing	$(25)	(3)	$(26)	(3)	$(71)	(2)	$(83)	(2)

Weighted average cost - advance facilities	2.9%		2.5%		2.8%		2.5%
Weighted average cost - excess spread financing	9.0%		9.0%		9.0%		9.2%

Reverse interest income for the three months ended September 30, 2016 declined due to run-off in the reverse portfolio. For the nine months ended September 30, 2016, reverse interest income and expense increased as a result of the addition of the reverse loan portfolio and related HMBS notes acquired from Generation Mortgage in the second quarter of 2015. Reverse interest income includes servicing fees of $7 and $22 earned for the three and nine months ended September 30, 2016, respectively, and $8 and $20, earned for the three and nine months ended September 30, 2015, respectively. See Note 4. Reverse Mortgage Interests, Net for further details related to servicing fees.

Mortgage Servicing Rights and Liability

Table 17. MSRs and Related Liabilities	September 30, 2016			December 31, 2015
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$225,920	$1,962	4.4%	$246,016	$2,462	4.4%
Non-agency	87,187	763	4.5%	99,660	896	4.5%
Total MSRs - fair value	313,107	2,725	4.5%	345,676	3,358	4.5%

Subservicing and other(1)
Agency	105,040	N/A	N/A	18,059	N/A	N/A
Non-agency	8,368	N/A	N/A	4,065	N/A	N/A
Total subservicing and other	113,408	N/A	N/A	22,124	N/A	N/A

Reverse MSRs - LOCOM(2)	26,855	7	N/A	29,855	9	N/A
Total servicing portfolio unpaid principal balance	$453,370	$2,732	N/A	$397,655	$3,367	N/A

(1) Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.
(2) Reverse MSRs - LOCOM carrying amount is exclusive of $11 and $25 mortgage servicing liabilities as of September 30, 2016 and December 31, 2015, respectively.

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

Table 18. Fair Value MSR Valuation	September 30, 2016			December 31, 2015
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$192,728	$1,665	86	$224,334	$2,017	90
Interest sensitive - agency	120,379	1,060	88	121,342	1,341	111
Total MSRs - fair value	$313,107	$2,725	87	$345,676	$3,358	97

The fair value of our credit sensitive and interest sensitive portfolios declined in dollars primarily due to mark-to-market related increased prepayments as a result of the declining interest rates throughout 2016. When measuring the fair value of the portfolio, as a basis point ("bps") of the unpaid principal balance, our credit sensitive pool decreased slightly in value compared to December 31, 2015 due to run-off of portfolio and offset partially by increased portfolio performance as evidenced by lower delinquency rates. The fair value of our interest sensitive portfolio decreased compared to December 31, 2015 measured in bps primarily due to increase in prepayment speeds in current low interest rate environment.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 19. MSRs - Fair Value, Roll Forward	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$2,794	$3,350	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	55	64	140	170
Purchases of servicing assets	48	201	50	695
Dispositions:
Sales of servicing assets (1)	(11)	(46)	(27)	(46)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(33)	(113)	(191)	(35)
Interest sensitive	1	(102)	(303)	(162)
Other changes in fair value:
Scheduled principal payments	(20)	(20)	(61)	(55)
Disposition of negative MSRs(2)	7	—	60	—
Prepayments
Voluntary prepayments
Credit sensitive	(56)	(64)	(151)	(162)
Interest sensitive	(60)	(33)	(138)	(103)
Involuntary prepayments
Credit sensitive	(1)	(4)	(11)	(18)
Interest sensitive	1	—	(1)	(1)
Fair value at the end of the period	$2,725	$3,233	$2,725	$3,233

(1) Reported sales for the nine months ended September 30, 2016 included $7 of MSRs with a negative fair value associated with nonperforming loans.
(2) Amounts represent the disposition of negative MSR fair values related to liabilities for loans deemed to be inactive during the period. Typically a loan is inactive upon reaching a $0 UPB.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 20. MSRs - Fair Value, Weighted Average Assumptions	September 30,
	2016	2015
Credit Sensitive MSRs
Discount rate	11.6%	11.6%
Weighted-average prepayment speeds	17.4%	17.2%
Expected weighted-average life	5.5 years	5.7 years

Interest Sensitive MSRs
Discount rate	9.2%	9.1%
Weighted-average prepayment speeds	16.1%	13.6%
Expected weighted-average life	5.0 years	5.7 years

The discount rate increased for interest sensitive MSRs during 2016 primarily due to higher yields on new acquisitions, driving up the weighted average rate. The prepayment speed increase and weighted-average life decline for both credit sensitive and interest sensitive MSRs are attributable to net market interest rate reductions period over period.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights ("MSR") and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2016 and December 31, 2015 is disclosed.

The following table sets forth the change in the excess spread liability and the related weighted average assumptions for the three and nine months ended September 30, 2016 and 2015.

Table 21. Excess Spread Financing	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$1,095	$1,228	$1,232	$1,031
Additions:
New financings	—	5	—	262
Deductions:
Settlements	(51)	(55)	(146)	(154)
Fair value changes:
Credit Sensitive	(30)	(53)	(44)	(5)
Interest Sensitive	(2)	(9)	(30)	(18)
Fair value at the end of the period	$1,012	$1,116	$1,012	$1,116

			September 30,
			2016	2015
Weighted-Average Assumptions:
Mortgage prepayment speeds			12.5%	12.3%
Average life of mortgage loans			5.4 years	5.7 years
Discount rate			11.0%	11.2%

Credit Sensitive:
Mortgage prepayment speeds			12.0%	12.3%
Average life of mortgage loans			5.5 years	5.8 years
Discount rate			11.4%	11.5%

Interest Sensitive:
Mortgage prepayment speeds			15.0%	11.7%
Average life of mortgage loans			5.1 years	5.4 years
Discount rate			8.9%	8.8%

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

Table 22. MSRs Financing Liability - Rollforward	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fair value at the beginning of the period	$80	$59	$69	$49
Mark-to-Market Adjustments: (1)
Due to changes in valuation inputs or assumptions used in the valuation model	(8)	—	10	—
Other changes in fair value	(5)	(3)	(12)	7
Fair value at the end of the period	$67	$56	$67	$56

			September 30,
			2016	2015
Weighted-Average Assumptions:
Advance financing rates			3.3%	2.9%
Annual advance recovery rates			24.2%	24.7%
(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

The fair value of MSR liability decreased for the three months ended September 30, 2016 due to higher prepayments and higher advance recoveries. The fair value of MSR liability for the nine months ended September 30, 2016 remained relatively flat.
The following table provides an overview of the Company's forward servicing portfolio and amounts that have been previously transferred to our co-invest partners.

Table 23. Leveraged Portfolio Characteristics	September 30,
	2016	2015
Owned forward servicing portfolio - unencumbered	$100,418	$106,286
Owned forward servicing portfolio - transferred to New Residential	212,688	248,358
Subserviced forward servicing portfolio and other	119,829	22,527
Total unpaid principal balance	$432,935	$377,171

The encumbered forward servicing portfolio consists of residential mortgage loans included within the Company's excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which the Company owns the mortgage servicing rights. The increase in subserviced forward servicing portfolio and other was primarily due to the addition of subserviced portfolios previously announced.

Reverse MSRs - LOCOM

The table below provides the characteristics and key performance metrics of the reverse servicing portfolio, which is included in Reverse MSRs - LOCOM.

Table 24. Reverse MSR Portfolio Characteristics	September 30, 2016	December 31, 2015
Loan count	165,825	176,272
Ending unpaid principal balance	$26,855	$29,855
Average loan amount (1)	$161,949	$169,371
Average coupon	3.4%	3.2%
Average borrower age	78	77

(1) Average loan amount is presented in whole dollar amounts.

We acquire reverse MSRs and funded unsecuritized advances from third parties. Reverse mortgages, known as HECMs, provide seniors 62 and older with a loan secured by their home.

An MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. Each quarter, the Company amortizes or accretes the MSR or MSL to service related revenue, net as the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance. Based on our assessment, no impairment on this asset was required as of September 30, 2016 or December 31, 2015.

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

Table 25. Originations - Operations	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$225	$181	$573	$508
Expenses	142	132	400	349
Other income (expenses), net	—	1	3	4
Income before income tax expense	$83	$50	$176	$163
Income before taxes margin	36.9%	27.6%	30.7%	32.1%

Operating results for the three months ended September 30, 2016 increased by $33 compared to the same period in 2015. Origination revenues increased due to higher locked volumes, a 21% increase period over period driven by the low interest rate environment and continued focus on recapture of portfolio runoff. Portfolio recapture for the current period was 27%, down slightly from 2015 results of 28% for the third quarter while refinance recapture increase slightly to 42% from 41% period over period. Overall revenue increased $44 compared to the same period in 2015 primarily due to beneficial interest rate environment. Expenses were $10 higher compared to the same period in 2015, driven by higher funded volumes, associated headcount, and strategic marketing efforts to take advantage of the low interest rate environment.

Operating results for the nine months ended September 30, 2016 increased by $13 compared to the same period in 2015. Revenue increased $65 due to higher locked loan volumes, margins and secondary gains along with portfolio recapture growth. Expenses increased 15% or $51 primarily due to an increase in funded units, associated headcount, and marketing efforts in the low interest rate environment.

Table 26. Originations - Revenues	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service related, net - Originations	$14	$18	$42	$38

Gain on loans originated and sold	273	209	726	579
Fair value adjustment on loans held for sale	(101)	(49)	(239)	(204)
Mark-to-market on locks and commitments(1)	(9)	(52)	(80)	(51)
Provision for repurchases	(3)	(5)	(9)	(13)
Capitalized servicing rights	51	60	133	159
Net gain on mortgage loans held for sale	211	163	531	470

Total revenues - Originations	$225	$181	$573	$508

Key Metrics
Consumer direct lock pull through adjusted volume ($) (2)	$4,034	$2,888	$10,293	$8,922
Other locked pull through adjusted volume ($)	1,847	1,924	5,390	5,446
Funded volume, total ($)	5,533	4,948	14,977	13,969
Funded HARP volume, total ($)	1,011	1,438	3,381	3,977
Recapture percentage	27.2%	28.1%	28.6%	26.4%
Purchase percentage of funded volume	23.7%	27.3%	24.9%	26.2%
Value of capitalized servicing	89 bps	121 bps	91 bps	114 bps

(1) Amounts include the fair value mark-to-market adjustments on IRLCs, forward loan commitments, and any associated pair-off amounts.
(2) Actual versus expected funding from locks taken during the period.

The Company evaluates performance by combining net gain on mortgage loans held for sale and service related revenue. For the three and nine months ended September 30, 2016, the increase in revenues of $44 and $65 respectively, in 2016 was primarily driven by higher locked loan volumes and margins. Our volumes in 2016 continue to benefit from the low interest rate environment and an ongoing focus on the recapture of our portfolio customers. Our direct-to-consumer business represents more than 60% of total volume year-over-year, and we consistently improve revenue and profitability margins in this channel.

Table 27. Originations - Expenses	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$86	$79	$239	$212
General and administrative	53	49	152	128
Depreciation and amortization	3	4	9	9
Total expenses - Originations	$142	$132	$400	$349

For the three months ended September 30, 2016, salaries, wages and benefits increased compared to the same period in 2015 primarily due to higher headcount associated with higher funded volumes. Salary costs were higher due to incremental headcount, partially offset by higher fulfillment productivity levels which increased 9% during the current quarter. General and administrative expense was higher due to operating costs associated with increased volumes, headcount growth, strategic marketing efforts to take advantage of the low interest rate environment and regulatory and compliance costs.

For the nine months ended September 30, 2016, expenses increased 15% from the same period in 2015. Unit volume increased 8% due to an increase in government mix volumes from 19% to 34% compared to 2015, partially offset by a decrease in HARP volumes from 36% to 27%. Salary costs were higher due to incremental headcount driven by higher non-HARP funded units, partially offset by continued improvements in fulfillment productivity levels. General and administrative expense was higher due to operating costs associated with strategic marketing efforts to take advantage of the low interest rate environment.

Table 28. Originations - Other Income (Expenses), Net	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income	$17	$19	$48	$51
Interest expense	(16)	(18)	(44)	(47)
Other expense	(1)	—	(1)	—
Other income, net - Originations	$—	$1	$3	$4

Weighted average coupon - mortgage loans held for sale	4%	4%	4%	4%
Weighted average cost of funds (excluding facility fees)	3%	3%	3%	2%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans. For the three and nine months ended September 30, 2016, interest income declined primarily as a result of lower coupon rates on originated loans when compared to the same periods in 2015. For the three and nine months ended September 30, 2016, interest expense declined primarily as a result of lower costs of borrowing when compared to the same periods in 2015.

Indemnification Reserves

The activity of the outstanding repurchase reserves were as follows:

Table 29. Repurchase Reserves	Nine months ended September 30,
	2016	2015
Repurchase reserves, beginning of period	$26	$29
Provisions	10	7
Charge-offs and releases	(11)	(9)
Repurchase reserves, end of period	$25	$27

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

The Company provides certain representations and warranties on the sale of its mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. A reserve is recorded on the consolidated balance sheet for estimated repurchases, loss indemnification and premium recapture on loans sold. The provision for repurchase losses is charged against gain on mortgage loans held for sale.

Xome Segment

The Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling less complex and increase transparency through the partnering of both online and offline components of the transaction cycle. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three types of revenues categorized as Exchange, Services and Technology and Support.

Exchange revenue is comprised of real estate disposition services. During the third quarter of 2016, we completed the migration of sales from Homesearch.com, our legacy residential real estate platform, to our Xome.com platform which leverages our new proprietary auction technology. The Xome.com platform was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales.

Services revenue is comprised of title, escrow, and collateral valuation services for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. Our 2015 acquisition of Experience 1, holding company of Title365 and related entities, continues to prove itself as a positive investment as it has allowed us to expand our footprint in the purchase and refinance title related services market, particularly in California, Texas and Arizona. The acquisition has allowed us to expand our third-party revenue.

Technology and Support revenue includes sales of our software as a service (“SaaS”) platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Through our Xome platform, we intend to enhance the home buying and selling experience via smart investments in innovative technology and a sharp focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 90% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website, which we believe is a significant advantage over competitor platforms which generally support either distressed or non-distressed listings, but not both.

Table 30. Xome - Operations	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$107	$109	$327	$339
Expenses	87	92	274	266
Other income (expenses), net	—	—	—	—
Income before income tax expense	$20	$17	$53	$73
Income before taxes margin	18.7%	15.6%	16.2%	21.5%

For the three months ended September 30, 2016, pretax earnings increased compared to the prior period primarily due to a decline in marketing expenses compared to 2015 in support of our Xome rebranding from Solutionstar and launch of Xome.com and related apps in June 2015. Further, technology expenses in the third quarter 2016 are approximately 20% below total expenses for the prior period.

For the nine months ended September 30, 2016, pretax earnings decreased compared to prior year primarily due to a decline in Exchange revenues coupled with the costs of defending and settling a contingent obligation (partially offset by release of related reserves) that we inherited in connection with our acquisition of the title and close business. In addition, higher personnel costs in our title and escrow services business driven by growth in order volumes and further investment in technology contributed to the decrease in net income. Our investment in technology began in 2015 with an expansion in personnel, tools and facilities in Seattle and Chennai, India. As of September 2016, our technology expenses have stabilized. These aforementioned expense increases were partially offset by a decline in marketing expenses.

Table 31. Xome - Revenues	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Exchange	$37	$45	$120	$143
Services	62	55	182	170
Technology and Support	8	9	25	26
Total Revenues	$107	$109	$327	$339

Key Metrics
Properties sold	4,061	4,914	13,632	16,554
REO listings at period end	5,284	8,008	5,284	8,008
Xome services completed orders	146,257	167,174	454,932	508,251
Percentage of revenue earned from third party customers	43.9%	34.3%	39.0%	31.9%

For the three and nine months ended September 30, 2016, exchange revenues were lower compared to the same periods in 2015 due to a decline in property sales. The reduction in sales volume was primarily due to a decrease in REO listings as our sales outflow outpaced our referral inflow. Despite the decrease in listings, our average monthly sales turnover rate (current month unit sales divided by current month beginning listing) for the nine months ended September 30, 2016 remains consistent with the comparable periods in 2015.

For the three and nine months ended September 30, 2016, services revenues increased compared to the same periods in 2015 driven primarily by continued growth in our national and retail title and escrow services. Revenues from our national services, which provides refinance and default title and escrow services to mortgage servicers and mortgage originators, grew approximately 35% due to the addition of new customers and volume growth in existing customer relationships. Retail services revenue increased approximately 10% due to a growth in transaction volume and to a lesser extent an increase in the average fee earned per transaction. Both our national and retail services operations have been positively impacted by a low interest rate environment which has led to strong retail sales and refinance transaction volumes in a number of the geographies we service. The increase in title and escrow services was partially offset by lower revenues generated by valuations services due to a decline in volumes.

Table 32. Xome - Expenses	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$44	$44	$132	$126
General and administrative	39	43	126	128
Depreciation and amortization	4	5	16	12
Total Expenses	$87	$92	$274	$266
During the three months ended September 30, 2016, expenses were lower compared to the same period in 2015. During the three months ended September 30, 2015, we incurred a heightened level of marketing expenses in support of our Xome rebranding and launch of Xome.com and related apps in June 2015.

During the nine months ended September 30, 2016, salaries, wages and benefits expenses were higher compared to the same period in 2015 driven by higher personnel costs due to continued growth in our title and escrow services and significant investment in technology personnel to support our technology initiatives. The focus of our technology initiatives continues to be Xome.com platform and related mobile apps, as well as the development of proprietary auction technology, order management and workflow systems. These aforementioned increases in compensation were partially offset by a decline in acquisition related compensation. The decrease in general and administrative expenses was driven by an $8 decline in marketing expenses, partially offset by costs associated with defending and settling a contingent obligation (partially offset by related reserves) that we inherited in connection with our acquisition of a title and close business in January 2015. The increase in depreciation and amortization was primarily due to accelerated migration from our Homesearch.com platform to our Xome.com auction platform. The migration to the new auction platform has reduced external vendor costs and depreciation expenses by approximately $1 per quarter beginning with the three months ended September 30, 2016.

Corporate and Other

Table 33. Corporate and Other - Operations	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$—	$—	$1	$4
Expenses	24	14	70	56
Other income (expenses), net	(39)	(38)	(114)	(118)
Total loss before income tax benefit - Corporate and Other	$(63)	$(52)	$(183)	$(170)

Table 34. Income Before Income Tax Expense Components	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest expense on unsecured senior notes	$(38)	$(40)	$(114)	$(121)
Legacy	(1)	2	(3)	1
Other corporate	(24)	(14)	(66)	(50)
Total loss before income tax benefit - Corporate and Other	$(63)	$(52)	$(183)	$(170)

Our Corporate and Other segment consists of interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans on our consolidated balance sheets and the asset backed certificates acquired by third parties are recorded as nonrecourse debt.

Interest expense on unsecured senior notes and other corporate debt declined during the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to the repurchase of $109 in unsecured senior notes during the fourth quarter of 2015 and an additional $29 in the first nine months of 2016. Legacy income for the three and nine months ended September 30, 2016 declined relative to the comparable periods in 2015 due primarily to higher losses on REO sales from the legacy portfolio. The size of the highly delinquent portfolio continues to decline as nonperforming loans go through disposition. Other corporate expense for the three and nine months ended September 30, 2016 was higher than the same periods in 2015 primarily due to an increase in marketing expenses and an increase in investment in corporate controls and risk management.

Table 35. Legacy Portfolio	September 30, 2016	December 31, 2015
Performing - UPB	$172	$178
Nonperforming (90+ delinquency) - UPB	52	71
REO - estimated fair value	3	4
Total legacy portfolio	$227	$253

Table 36. Corporate and Other - Expenses	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Salaries, wages and benefits	$11	$8	$28	$28
General and administrative	11	6	38	24
Depreciation and amortization	2	—	4	4
Total expenses - Corporate and Other	$24	$14	$70	$56

Expenses increased for the three and nine months ended September 30, 2016 compared to 2015. General and administrative expenses increased due to higher losses in the legacy portfolio, an increase in marketing expenses related to the Company’s potential rebranding efforts, and an increase in investment in corporate controls and risk management.

Table 37. Corporate and Other - Other Income (Expenses), Net	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income, legacy portfolio	$4	$5	$11	$11
Interest expense, legacy portfolio	(2)	(2)	(6)	(6)
Interest expense on unsecured senior notes	(38)	(40)	(114)	(121)
Other interest	(2)	(1)	(4)	(2)
Total interest expense	(38)	(38)	(113)	(118)
Other expense	(1)	—	(1)	—
Other income (expenses), net - Corporate and Other	$(39)	$(38)	$(114)	$(118)

Weighted average cost - unsecured senior notes	7.3%	7.3%	7.3%	7.3%

Other income (expenses), net includes interest expense associated with our unsecured senior notes and other corporate debt and the interest income and expense from our legacy portfolio. The favorable decline in other expense for the nine months ended September 30, 2016 compared to the same periods in 2015 is primarily due to the repurchase of $109 of unsecured senior notes during the fourth quarter of 2015 and an additional $29 in repurchases in the first nine months of 2016.

Changes in Financial Position

Table 38. Assets	September 30, 2016	December 31, 2015	% Change
Cash and cash equivalents	$695	$613	13.4%
Mortgage servicing rights	2,732	3,367	(18.9)%
Advances and other receivables, net	1,824	2,412	(24.4)%
Reverse mortgage interests, net	7,334	7,514	(2.4)%
Mortgage loans held for sale	1,839	1,430	28.6%
Other	1,422	1,281	11.0%
Total assets	$15,846	$16,617	(4.6)%

Total assets as of September 30, 2016 decreased $771 compared with December 31, 2015. Mortgage servicing rights, which are recorded at fair value, declined primarily due to negative fair value adjustments resulting from lower interest rates. Advances and other receivables, net decreased primarily due to lower escrow advances on smaller serviced portfolio. These declines were partially offset by an increase in mortgage loans held for sale of $409, or 29%, due to continued growth in the Originations segment as we originated approximately $14,977 in mortgage loans during the nine months ended September 30, 2016 consistent with the continued low interest rate environment and increase of portfolio recapture rate from 26% to 29%.

Table 39. Liabilities and Stockholders' Equity	September 30, 2016	December 31, 2015	% Change
Unsecured senior notes, net of unamortized debt issuance cost	$2,000	$2,026	(1.3)%
Advance facilities, net of unamortized debt issuance cost	1,188	1,640	(27.6)%
Warehouse facilities, net of unamortized debt issuance cost	2,610	1,890	38.1%
MSR related liabilities - nonrecourse	1,079	1,301	(17.1)%
Other nonrecourse debt, net of unamortized debt issuance cost	6,298	6,666	(5.5)%
Other liabilities	1,189	1,327	(10.4)%
Total liabilities	14,364	14,850	(3.3)%
Total stockholders' equity attributable to Nationstar	1,476	1,758	(16.0)%
Noncontrolling interest	6	9	(33.3)%
Total liabilities and stockholders' equity	$15,846	$16,617	(4.6)%

The stockholder's equity declined as a combination of the year-to-date losses sustained and the repurchasing of common stock under the stock repurchase program. Within the liabilities, the advance facilities declined as the portfolio balance continues to decline due to the improvement in the delinquency rates. The decrease in advance facilities was partially offset by the increase in warehouse facilities of $720 or 38% over the nine months ended September 30, 2016 primarily due to borrowings to fund the increased origination activities.

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

The Company owns and services reverse mortgage loans and in 2015, significantly expanded its reverse mortgage servicing operations through the acquisition of $4,971 in reverse mortgage loans. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or annuitized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. The Company securitizes its holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs which totaled $212 and $211 for the nine months ended September 30, 2016 and 2015, respectively.

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

During the third quarter, the Company expanded its subservicing portfolios in order to grow its operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. The Company boarded approximately $100,000 UPB of loans associated with two large subservicing contracts and anticipates expansion of new and existing subservicing arrangements in future periods with minimal use of capital.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 40. Operating Cash Flow	Nine months ended September 30,
	2016	2015
Cash provided by operating profits and changes in working capital and other assets	$525	$251
Originations net sales activity	1,198	1,079
Ginnie Mae forward loan buy-backs	(1,138)	(1,393)
Net cash attributable to operating activities	$585	$(63)

During the nine months ended September 30, 2016, cash generated from operating profits and from changes in working capital and other assets grew by $274. Operating profits improved in 2016 primarily due to stronger loan recapture rates, gains on sales of reverse mortgages and improved servicing fees associated with lower loan delinquencies. Cash from changes in working capital and other asset accounts totaled $422 and $234 in 2016 and 2015, respectively. The increase in proceeds of $188 was primarily due to higher cash flows related to the net proceeds on the settlement of HECM loans and improved carrying costs associated with advances.

Cash activity related to the origination and sales of loans totaled $1,198 in 2016 compared to $1,079 in 2015. Higher cash proceeds in 2016 were attributable to higher volume of loans sold during 2016. Cash generated from origination activities will vary based upon the timing of loan fundings and the mix between direct-to-consumer or correspondent lending.

Spending on Ginnie Mae forward loan buy-backs decreased by $255 in 2016. The buy-back of Ginnie Mae loans is primarily recovered through the through the sale of the loans to third parties. Accordingly, substantial portions of these acquisitions are generally recovered in the near term and are reflected as financing activities or proceeds on loans held for sale in operations.

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

Table 41. Investing Cash Flows	Nine months ended September 30,
	2016	2015
Purchase of reverse mortgage loans	$—	$(4,815)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(46)	(615)
Sale of forward mortgage service rights	27	—
All other	(46)	(48)
Net cash attributable to investing activities	$(65)	$(5,478)

Our investing activities used $65 and $5,478 during the nine months ended September 30, 2016 and 2015, respectively. Cash increased for investing activities due to significant purchases of reverse mortgage interests during 2015, which did not recur in 2016. The timing of transactions to purchase forward mortgage servicing rights can vary depending upon the volume and type of offerings, availability of investments meeting our return requirements and timing of regulatory approvals. Purchases of forward mortgage servicing rights declined in 2016 compared to 2015 because of these factors and our focus on boarding new subservicing portfolios.

Table 42. Financing Cash Flow	Nine months ended September 30,
	2016	2015
Advance, warehouse and senior unsecured notes	$209	$562
Excess spread and MSR liability financing	(146)	108
Increase (decrease) in participating interest financing in reverse mortgage interests	(480)	4,629
HECM securitizations	100	239
Repurchase of common stock	(114)	—
Proceeds from issuance of common stock	—	498
Restricted cash activity	—	(192)
All other	(7)	(5)
Net cash attributable to financing activities	$(438)	$5,839

Our financing activities used $438 and provided $5,839 of cash flow during the nine months ended September 30, 2016 and 2015, respectively. Borrowings under advance facilities declined by $458 in 2016 consistent with the recoveries in advance balances. These amounts were offset by higher borrowings of $894 in warehouse facilities due to the growth in mortgage loans held for sale from our Originations segment.
Excess spread financings reflected a net repayment of debt primarily due to higher repayment rates of underlying financed mortgage loans resulting from declining interest rates.
In 2016, the Company collapsed two HECM trusts and issued HMBS under three new trusts. Proceeds from the securitizations less scheduled pay downs and amounts incurred to settle the collapsed trusts totaled $100. Warehouse facilities financing the Company's interests in reverse mortgages declined by $480 in 2016 as certain assets previously financed through the facilities were included in the HECM securitizations. The facilities also decreased due to the proceeds received from borrower repayments exceeding the borrower draws on HECM loans. In 2015, financing activities reflected the $4,622 of HMBS debt acquired from Generation Mortgage.

Financings from equity transactions resulted in the 2016 repurchase of common shares of approximately $114 under previously authorized share repurchase programs of $250. In 2015, net proceeds of $498 were received from the issuance of 17,500 thousand common shares during the second quarter of 2015, which did not recur in 2016.
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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As a result of the change in interest rates during the nine months ended September 30, 2016, Nationstar recorded a charge to service related revenue for changes in fair value associated with the Company's MSRs recorded at fair value. Upon recording this charge, Nationstar was unable to meet the profitability requirements in two facilities as of September 30, 2016. Nationstar received waivers from these financial institutions on the profitability requirements. After giving effect to these waivers, the Company was in compliance with all required financial covenants as of September 30, 2016.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8. Indebtedness and Note 14. Capital Requirements for additional information. As of September 30, 2016, Nationstar was in compliance with its seller/servicer financial requirements.

Table 43. Debt	September 30, 2016	December 31, 2015
Advance facilities, net of unamortized debt issuance costs	$1,188	$1,640
Warehouse facilities, net of unamortized debt issuance costs	2,610	1,890
Unsecured senior notes, net of unamortized debt issuance costs	2,000	2,026

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically hold the participation interests, which are made up of the borrower draws for approximately 30 days while we pool the participation interests into a government securitization. At September 30, 2016, unsecuritized borrow draws totaled $80 and our maximum unfunded advance obligation related to these reverse mortgage loans was $2,738.

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

As of September 30, 2016, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are as follows:

Table 44. Contractual Maturities - Unsecured Senior Notes
Year	Amount
2016	$—
2017	—
2018	471
2019	346
2020	400
Thereafter	802
2,019
Unamortized debt issuance costs	(19)
Total	$2,000

Contractual Obligations
There were no material changes to our outstanding contractual obligations as of September 30, 2016, from amounts previously disclosed in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2015.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to refinance existing loans and maintain our loan originations volume;

•	our ability to increase recapture of voluntary prepayments related to our existing servicing portfolio;

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to successfully enhance the home buying experience;

•	the success of our customer-for-life and customer service initiatives;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	risks related to servicing reverse mortgages;

•	our ability to obtain sufficient capital to meet our financing requirements;

•	changes in prevailing interest rates;

•	changes in our business relationships or changes in guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	our ability to effectively develop, market, sell and implement new technology;

•	our ability to realize all of the anticipated benefits of previous and potential future acquisitions;

•	increased legal, regulatory and governmental investigations and proceedings, compliance requirements and related costs; and

•	loss of our licenses.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at September 30, 2016 are within acceptable ranges based on the materiality of the Company's financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are party to numerous legal proceedings that have arisen in the normal course of conducting business. In addition, in the ordinary course of business Nationstar and its subsidiaries can be and are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings.
We are a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We have historically had a number of open investigations with various regulators or enforcement agencies.
We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the multistate coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, we have repurchased shares of our common stock at a cost of $114 under our share repurchase program. The number and average price of shares purchased are set forth in the table below.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
July 1, 2016- July 31, 2016	747	(2)	$11.06	746	$125
August 1, 2016- August 31, 2016	12	(2)	$12.92	—	$125
September 1, 2016- September 30, 2016	—	(2)	$—	—	$125
Total	759			746

(1) On December 17, 2015, we announced that our Board of Directors had authorized the repurchase of up to $150 of our outstanding common stock through December 16, 2016. On February 9, 2016, our Board of Directors authorized a $100 increase to the original repurchase authorization for an aggregate repurchase authorization of $250 under our share repurchase program.
(2) Amounts for July and August include 1 thousand and 12 thousand shares of common stock, respectively, surrendered to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

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

NATIONSTAR MORTGAGE HOLDINGS INC.

November 3, 2016	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 3, 2016	/s/ Robert D. Stiles
Date	Robert D. Stiles Chief Financial Officer (Principal Finance and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X