Form 10-K
period 2016-12-31
Nationstar Mortgage Holdings Inc.
filed 2017-03-09
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35449
_____________________________________________________________________________________________________________
Nationstar Mortgage Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2156869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8950 Cypress Waters Blvd, Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 549-2000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of March 6, 2017 was 97,804,133.

As of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $330,218,676 based on the closing sale price of $11.26 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NATIONSTAR MORTGAGE HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

2 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

PART I.
Item 1. Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned "Caution Regarding Forward-Looking Statements" in Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

OVERVIEW
Nationstar Mortgage Holdings Inc., a Delaware corporation formed in 2011, including our consolidated subsidiaries (collectively, "Nationstar", the "Company", "we", "us" or "our"), earns fees through the delivery of servicing, origination and transaction based services related primarily to single-family residences throughout the United States.

We are one of the largest residential loan servicers in the United States. In addition, we operate an integrated residential loan origination platform with a primary focus on customer retention and an array of complementary services related to the purchase and disposition of residential real estate.

Our success ultimately depends on working with customers, investors and regulators to deliver quality, compliant solutions that foster and preserve home ownership. Customers include most residential real estate market participants including homeowners, homebuyers, home sellers, investors and real estate agents. Investors primarily include government sponsored entities ("GSE") such as the Federal National Mortgage Association ("Fannie Mae" or "FNMA") and the Federal Home Loan Mortgage Corp ("Freddie Mac" or "FHLMC"), investors in private-label securitizations, the Government National Mortgage Association ("Ginnie Mae" or "GNMA"), as well as organizations owning mortgage servicing rights ("MSR") which engage us to subservice. We are regulated both at the Federal and individual state levels.

BUSINESS SEGMENTS
We conduct our operations through three operating segments: Servicing, Originations and Xome®. For financial information concerning our operating segments see Note 20, Business Segments Reporting, in the Consolidated Financial Statements.

Servicing
As of December 31, 2016, we service approximately 2.9 million customers with an aggregate unpaid principal balance ("UPB") exceeding $473 billion. We are the largest non-bank servicer and fourth largest residential mortgage servicer in the United States according to Inside Mortgage Finance. During 2016, the Company boarded $161 billion UPB of loans and ended 2016 with the highest ending UPB in the Company's history.

The majority of the Company’s loans are serviced for GSEs, followed by Ginnie Mae and private-label investors in mortgage securitization transactions. The chart below sets forth the composition of our servicing portfolio ending UPB by investor group as of December 31, 2014, 2015 and 2016.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 3

Our serviced portfolio includes both conventional residential mortgage loans and home equity conversion loans, referred to as “forward” and “reverse” loans, respectively. Although the Company owns the mortgage servicing rights for the majority of these loans, we also act as master servicer on certain portfolios and subservicer on certain portfolios for which the servicing rights are owned by a third party.

With respect to servicing activities for owned MSRs, we are responsible for the collection and recording of mortgage payments, the administration of mortgage escrow accounts, negotiations of workouts and modifications and, if necessary, conducting or managing the foreclosure (real estate owned or "REO") on behalf of investors or other servicers. These activities generate recurring revenues and cash flows. Revenues primarily consist of servicing fees which are generally expressed as basis points of the outstanding UPB and ancillary revenues (e.g., modification fees, late fees, incentive fees). Servicing revenues are intended to cover the costs and operating risks associated with MSR ownership, which include carrying costs associated with advances to pay taxes, insurance and foreclosure costs and also include costs incurred as a result of potential operational errors.

For subservicing arrangements with other institutions that own the MSRs, we are responsible for collecting mortgage payments and other related work, maintaining escrow accounts and collection services for delinquent loans. As a subservicer, we may be obligated to make servicing advances. However, advances and other incurred costs are generally lower compared to owned MSR portfolios and recovery times are substantially faster, often within the following month. Accordingly, capital requirements for subservicing arrangements are lower than for owned MSRs.
The chart below sets forth the portfolio mix between serviced and subserviced loans as of December 31, 2014, 2015 and 2016.

4 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Included within owned MSRs are the rights to service reverse residential mortgage loans acquired from third parties through our Champion Mortgage brand. Our reverse portfolio includes loans under Ginnie Mae, Fannie Mae and private-label securitizations as well as unsecuritized reverse loans. A servicing fee is earned based on the stated service fee rate or net interest margin of HMBS of the reverse portfolio. As a servicer, the Company is required to fund advances on the reverse loans up to the maximum claim amount. These advances include borrower draws and advances to cover taxes, insurance, mortgage insurance premiums and servicing fees. Recovery of advances and collection of servicing fees generally occurs upon a transfer of ownership in the underlying collateral. Due to the structure of reverse mortgages, the Company securitizes substantially all draws on reverse loans through the Ginnie Mae II MBS program or through private-label securitizations. Our reverse portfolio accounts for 8.2% of our total servicing UPB as of December 31, 2016.
We have grown our servicing portfolio through the acquisition of MSRs, through our origination platform, and through entering into subservicing agreements. We financed MSR acquisitions through the offering of equity and unsecured senior notes as well as financing transactions such as excess spread financing and MSR financing.

During 2016, we significantly expanded our subservicing portfolio by boarding two significant subservicing contracts with UPB totaling $95 billion. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity. Certain subservicing agreements also provide a flow of new loans to replenish and grow our own serviced portfolio.

Focus on the Customer
Nationstar is focused on providing quality service to our customers. For each loan we service, we utilize a customer-centric model designed to increase borrower performance and to decrease borrower delinquencies. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies particularly in the early stages of a default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. This commitment to continued home ownership helps preserve neighborhoods and home values and improves asset performance for our investors.
Nationstar has a track record as one of the best in the mortgage industry at keeping Americans in their homes. Between 2010 and 2013 we acquired distressed portfolios from banks who were not equipped to service such highly delinquent portfolios. The unprecedented levels of delinquencies and defaults of residential real estate loans after the crisis required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, the Company has made, and continues to make, significant efforts to help borrowers remain in their homes. In 2016, the Company’s outreach initiatives to customers resulted in 25,408 Home Affordable Refinance Program ("HARP") refinancings and modifications resulting in cost savings to customers averaging $1,905 per year. These initiatives also lowered loan delinquency rates exceeding 60 days from 6.9% to 4.7%.
The mortgage experience is often complex, but Nationstar aims to take a leadership role in the industry by putting customers first and preserving homeownership. The Company has strengthened the composition of our leadership team, fortified our values and altered incentive programs over the past three years to emphasize the importance of teamwork, compliance, innovation and a customer-centric approach. In 2016, we launched a redesigned website for loan customers, simplifying the process to make inquiries on the status of loan originations and providing greater visibility to the application of loan payments (i.e., principal, interest, and escrow) and the resulting loan balances. These improvements have contributed to a 33% decline in customer complaints as reported by the Consumer Financial Protection Bureau ("CFPB") since December 31, 2015.

Originations
Nationstar operates an integrated residential loan origination platform that is primarily focused on customer retention. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs, which we collectively refer to as Agency loans. We also originate and purchase government-insured mortgage loans, which are insured by the Federal Housing Administration ("FHA") or Department of Veterans Affairs ("VA"). Our origination business generates income primarily through origination fees and gains upon the sale of mortgage loans sourced through our direct-to-consumer and correspondent channels. We are licensed and qualified to originate loans in 49 states and the District of Columbia. For 2016, we are ranked twentieth in the United States for residential loan originations, funding $20 billion.

Our integrated origination platform provides us with competitive advantages including an organic source of servicing assets at attractive returns. The platform also serves as a loss mitigation solution for servicing clients and customers by offering refinancing options to borrowers thereby allowing them to lower their monthly payments which in turn may lower their risk of defaulting.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 5

We utilize warehouse facilities to fund originated loans. Nationstar generally sells originated mortgage loans to secondary market investors, which include a variety of institutional investors, and generally retains the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination in order to both mitigate credit risk and minimize the capital required. The majority of our mortgage loans was sold to, or was sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

We are committed to providing our customers with the tools and resources they need to be successful in today's marketplace. Although the elimination of HARP presents challenges, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third-party origination businesses. We have continued to diversify our origination business in order to be successful in multiple market scenarios by offering different products. We believe we can originate these products profitably and with acceptable levels of risk. We believe our experience in servicing difficult loans will allow us to also help borrowers obtain loans that are more challenging to originate. Building the sales and operations capacity to meet this need is a goal for the business, as well as operational improvements to drive productivity. For example, during 2016, we invested in our technology platform in a dedicated effort to increase efficiencies throughout our origination business and to deliver superior mortgage products, with exceptional customer service, which distinguishes us from our competitors. We launched a new mobile app, redesigned our website with simpler navigation and more personalized experiences, and launched Street Smarts from NationstarTM offering customers valuable insights into their loan, neighborhood and home. We plan to continue to grow our mortgage origination business through this exceptional customer service within our existing portfolio and markets. The chart below sets forth the originations funded volume for the years ended December 31, 2014, 2015 and 2016.
Direct-to-Consumer Channel
The Company originates loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers and our originations websites to reach our new customers and our existing 2.9 million servicing customers who may benefit from a modified or refinanced loan. Depending on borrower eligibility, we will refinance into conventional, government or non-Agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into higher margin loans in a cost efficient manner. We earn an upfront fee for processing the loan application which covers the costs of securing the loan application and underwriting.

6 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Our direct-to-consumer channel represented 67.1%, 61.4% and 60.6% of our mortgage originations for the years ended December 31, 2016, 2015 and 2014, respectively. Pull through adjusted lock volume for this channel totaled $13.7 billion in 2016, $11.3 billion in 2015 and $9.8 billion in 2014.
Correspondent Channel
Nationstar purchases closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis as well as the gain on sale of loans sold into the secondary market.
Our correspondent channel represented 32.9%, 38.6% and 39.4% of our mortgage originations for the years ended December 31, 2016, 2015 and 2014, respectively. Pull through adjusted lock volume for this channel totaled $6.7 billion in 2016, $7.1 billion in 2015 and $6.4 billion in 2014.
Xome
The Xome (pronounced "Zome") segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to enhance the real estate experience by making the challenge of buying or selling real estate less complex and by increasing transparency through the partnering of both online and offline components of the transaction cycle. In 2016, Xome provided services to three of the top five money center banks with various services including title and close, appraisal and, increasingly, technology solutions.

Xome's operations are comprised of Exchange, Services and Technology and Support.

Exchange is a national technology-enabled platform that manages and sells residential properties through our Xome.com platform. This platform leverages our proprietary auction technology and was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales. In the last three years, Xome Exchange has sold over 58,000 properties and ranks as one of the top sites for residential real estate sales. Core services include traditional non-distressed sales, REO auctions, short sales and foreclosure trustee sales. In the fourth quarter of 2016, Xome Inc., an indirect wholly-owned subsidiary of Nationstar, entered into a referral contract that combines Xome's real estate brokerage, marketing, technology and transactional expertise with a leading "sale by owner" platform. Through this new program, homeowners who wish to sell their home themselves will benefit from having access to Xome’s auction platform, real estate agent panel and additional transaction-related services while helping to market and amplify property listings for owners on the site.
Services connects the major touch points of the real estate transactions process by providing title, escrow and collateral valuation services for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. Our 2015 acquisition of Experience 1, the holding company of Title365 and related entities, has allowed us to expand our footprint in the purchase and refinance title related services market, particularly in California, Texas and Arizona. The acquisition has allowed us to expand our third-party revenue. Over the last three years, Xome Services has completed over 502,000 title and close orders, more than 939,000 collateral valuation orders and more than 442,000 property reports.
Technology and Support includes our software as a service (“SaaS”) platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and multiple listing service ("MLS") organizations and associations. Technology and Support contains a diversified set of businesses including Real Estate Digital (MLS data and broker tools), Quantarium (data analytics), Go Paperless (e-signature platform), Xome Signings (notary services), and Xome Labs (product/technology development incubation lab).
Through our Xome platform, we enhance the home buying and selling experience via investments in technology and a focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers access to over 90% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website, which we believe is a significant advantage over competitor platforms which generally support either distressed or non-distressed listings, but not both.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 7

2017 Core Initiatives

Provided below are our core initiatives with respect to each of our operating segments.

Servicing

▪	Deliver high quality, consistent operational earnings

▪	Generate cash and increase return on equity

▪	Improve service to our customers as we endeavor to become the benchmark for customer service in the industry

▪	Maintain our status as a top-rated servicer by the GSEs and enhance our existing compliance framework

Originations

▪	Deliver solid quarterly earnings based upon the origination of high quality loans

▪	Increase customer retention across all major portfolio segments

▪	Reduce costs to fulfill as we take advantage of the benefits of our single originations platform

▪	Expand our offering of higher margin government lending and streamlined offerings

▪	Continue to replenish our MSR portfolio in a cost effective manner

Xome

▪	Focus on improving the profitability of core service offerings such as property disposition, title and collateral valuation

▪	Invest in technologies that we believe will drive third-party services such as property sales and title

▪	Improve overall margins

Competition
The Servicing segment primarily competes against large financial institutions and non-bank servicers. Some of our biggest competitors are large banks which include Wells Fargo Home Mortgage, Chase Home Finance and Bank of America. Non-bank servicers continue to play an increasingly important role in the mortgage industry, and we compete with companies which include Freedom Mortgage, Ocwen Financial Corporation, PHH Corporation, Walter Investment Management and PennyMac Financial Services among others.
Our Originations segment competes based on product offerings, rates, fees and customer service. In recent years, more restrictive loan underwriting standards and the widespread elimination of certain non-conforming mortgage products throughout the industry have resulted in a more homogeneous product offering, which has increased competition across the industry for mortgage originations. The industry is also presented with heightened challenges and costs associated with the increasingly complex regulatory compliance environment.
Many of our Originations competitors are commercial banks or savings institutions. These financial institutions typically have access to greater financial resources, have more diverse funding sources with lower funding costs, are less reliant on the sale of mortgage loans into the secondary markets to maintain their liquidity, and may be able to participate in government programs that we are unable to participate in because we are not a state or federally chartered depository institution, all of which places us at a competitive disadvantage.
Our primary competitive strength flows from our ability to market our products to our existing servicing portfolio. Our subservicing model also provides a significant advantage compared to other originators. Our Originations segment is highly dependent on our customer relationships. Many smaller and mid-sized financial institutions may find it difficult to compete in the mortgage industry due to the significant market share of the largest competitors, along with the continual need to invest in technology in order to reduce operating costs while maintaining compliance with more restrictive underwriting standards and dynamic regulatory requirements. Our ability to win new clients and maintain existing customers is largely driven by the high levels of customer service we provide and our ability to comply and adapt to an increasingly complex regulatory environment.
Competitive factors in the Xome segment include the quality and timeliness of our services, the size and competence of our network of vendors, the breadth of the services we offer, the quality of the technology-based application or service, and pricing. Based on our knowledge of the industry and competitors, we also believe that no single competitor offers the range of solutions we are able to offer.

8 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

The industry verticals in which the Xome segment engages are highly competitive and generally consist of a few national companies as well as a large number of regional, local and in-house providers resulting in a fragmented market with disparate service offerings. Our Exchange segment competes with national and regional third-party service providers and in-house servicing operations of large mortgage lenders and servicers. We also compete with companies providing online real estate auction services and real estate brokerage firms. Our Technology and Support unit competes with data processing and software development companies and in-house technology and software operations of other loan servicers. In addition, our customers retain multiple providers and continuously evaluate our performance against various other competitors.

Employees
As of December 31, 2016, we had approximately 7,750 employees, none of which were subject to a collective bargaining agreement. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.

Additional Information
Our corporate website is located at www.mynationstar.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") available free of charge under the Shareholder Relations section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission ("SEC"). Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.
Our website also provides access to reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Exchange Act. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and charters for the standing committees of our Board of Directors are available on our website. Any information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 9

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances and we are under no obligation to and express disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to refinance existing loans, and maintain our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and
Ginnie Mae;

•	Xome's ability to compete in highly competitive markets;

•	increased legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs; and

•	loss of our licenses.

All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this report for further information on these and other factors affecting our business.

10 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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

Financial Reporting, Credit and Liquidity Risks

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
Although we and our subsidiaries have substantial indebtedness, we believe we have the ability to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. These agreements generally restrict us and our restricted subsidiaries from incurring additional indebtedness, however, these restrictions are subject to important exceptions and qualifications. If we incur additional debt, the related risks could be magnified and could limit our financial and operating activities.

Our current and any future indebtedness could:

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

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 11

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
Our ability to realize the anticipated benefits of previous or potential future acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business including diverting management's attention from ongoing business concerns, and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, management style, servicing practices, communications and other systems including information technology systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods; and

•	not retaining key employees.

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

•
an increase in interest rates, together with an increase in monthly payments when an adjustable mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, may cause increased delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they increase our expenses and reduce the number of mortgages we service;

Originations:

•
an increase in interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a purchase money loan may be more difficult for consumers;

Other:

•
an increase in interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations and for borrowing for acquisitions; and

•	a decrease in interest rates could reduce our earnings from our custodial deposit accounts.

Any of the foregoing could adversely affect our business, financial condition and results of operation.

12 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

We use financial models that heavily rely on estimates in determining the fair value of certain assets and liabilities, such as MSRs and excess spread, and if our estimates or assumptions prove to be incorrect, it may affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and MSR financing liabilities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. In determining value for MSRs we make certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary revenues; and

•	amounts of future servicing advances.

If these assumptions or relationships prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain assets may decrease or the value of certain liabilities could increase, which could impact our ability to satisfy minimum net worth covenants and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.
In our Originations segment, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

We have third-party credit and servicer risks which could have a material adverse effect on our business, liquidity, financial condition and results of operation.
Consumer Credit Risk: We provide representations and warranties to purchasers and insurers of the loans that we sell that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. Our loss estimates are affected by factors both internal and external in nature, including, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands, our ability to recover any losses from third parties, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change. In adverse market conditions, loans may decrease in value due to an increase in delinquencies, borrower defaults and non-payments. In addition, property values may experience losses at liquidation due to extensions in foreclosure and REO sales timelines as well as home price depreciation.

Counterparty Credit Risk: We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. Although certain credit facilities and warehouse lines are committed, we may experience a disruption in operations due to a lender withholding a funding of a borrowing requested on the respective credit facility.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 13

Prior Servicer Risk: We service mortgage loans under guidelines set forth by regulatory agencies and GSEs. Failure to meet stipulations of the servicing guidelines can result in the assessment of fines and loss of reimbursement of loan related advances, expenses, interest and servicing fees. When the servicing of a portfolio is assumed either through purchase of servicing rights or through a subservicing arrangement, various loans in the acquired portfolio may have been previously serviced in a manner that will contribute towards our not meeting certain servicing guidelines. If not recovered from a prior servicer, such events frequently lead to the eventual realization of a loss to us. The recovery process against a prior servicer can be prolonged based upon time required by us to meet minimum loss deductibles under the indemnification provisions in our agreements with the prior servicer and for the time requirements by the prior servicer to review underlying loss events and our request for indemnification. The amounts ultimately recovered from prior servicers may differ from our estimated recoveries recorded based on the prior servicer's interpretation of responsibility for loss, which could lead to our realization of additional losses.

Any of the above could adversely affect our business, liquidity, financial condition and results of operations.

Operational Risks

Servicing
A significant increase in delinquencies for the loans we own and service could have a material impact on our revenues, expenses and liquidity and on the valuation of our MSRs.

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

We may not be able to adjust to operational changes in a timely manner to sustain profitability.
We may enter into arrangements with investors or other counterparties to subservice loans or provide services in areas that are new to us. We perform due diligence procedures to evaluate the feasibility of such ventures or transactions prior to their execution. The achievement of expected returns is often dependent on attainment of certain operating assumptions, such as lower operating costs or attainment of key performance metrics. To the extent we are unfamiliar with investor and/or risks assumed, or to the extent we have not demonstrated past proven performance on the operating metrics, we may not be able to adjust costs or achieve the desired operating metrics in a timely manner that will allow the return on investment as planned, which could expose to us to significant financial loss.

14 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

We may not be able to maintain or grow our business if we do not acquire MSRs or enter into additional subservicing agreements on favorable terms.
Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service additional pools of residential mortgages, enter into additional subservicing agreements or to originate additional mortgages. We have also shifted the mix of our servicing portfolio to a greater mix of subserviced loans. While we expect this strategy to have longer-term benefits, in the short-term this shift in our servicing portfolio to subservicing could reduce our revenue and earnings as measured by basis points. In addition, there can be no assurance that our pipeline of subservicing opportunities will ultimately be consummated or will remain the same size.

In addition, the FHFA’s Office of Inspector General recommended enhanced GSE oversight of transfers of MSRs to non-bank servicers such as us. While we currently meet FHFA requirements, the FHFA could enact more stringent requirements on the GSEs, or other federal or state agencies may enact additional requirements that are more stringent. Additionally, if we do not comply with our seller/servicer obligations, the GSEs may not consent to approve future transfers of MSRs.

If we do not acquire MSRs or enter into additional subservicing agreements on terms favorable to us, our business, financial condition and results of operations could be adversely affected.

Some of the loans we service are higher risk loans, which are more expensive to service than conventional mortgage loans.
Some of the mortgage loans we service are higher risk loans, meaning that the loans are to less credit worthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing higher risk loans to our servicing clients. The greater cost of servicing higher risk loans, which may be further increased through regulatory reform, consent decrees or enforcement, could adversely affect our business, financial condition and results of operations.

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

We have sold to a joint venture capitalized by New Residential and certain third-party investors the rights to mortgage servicing rights and servicer advances related to certain loan pools. In connection with these transactions, New Residential purchased the equity of wholly-owned special purpose subsidiaries of Nationstar that issued limited recourse funding to finance the advances. We continue to service these loans. In the event that New Residential receives requests for advances in excess of amounts that they or their co-investors are willing or able to fund, we are obligated to fund these advance requests. Since we have transferred the related advance facilities to New Residential, we may have to obtain other sources of financing which may not be available.

Our inability to fund these advances could result in a termination event under the applicable servicing agreement, an event of default under the advance facilities and a breach of our purchase agreement with New Residential. Our inability to fund these advance requests could adversely affect our business, financial condition and results of operations.

Reverse Mortgages: As a reverse mortgage servicer, we are also responsible for funding draws due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sales in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our business operations. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 15

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

Subservicing: Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and negligible compensation. Acquiring additional subservicing contracts may exacerbate these risks.

If our servicing rights or subservicing contracts terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
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

Any of the above could adversely affect our business, financial condition and results of operations.

Originations
We may not be able to maintain the volumes in our loan originations business, which would adversely affect our ability to replenish our servicing business.
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and government mortgage modification programs. Our volume may decline if interest rates increase or if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with our own modification solutions. If we are unable to maintain our loan originations volume then our business, financial condition and results of operations could be adversely affected.

16 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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

Termination of government mortgage modification programs could adversely affect future revenues.
Under the government mortgage modification programs a participating servicer may be entitled to receive financial incentives and success fees in connection with a mortgage refinancing or modification plan it enters into with eligible borrowers. Programs such as Home Affordable Modification Program ("HAMP") and Home Affordable Refinance Program ("HARP") have been significant drivers of our originations and servicing revenues. Changes in legislation or regulation regarding loan modification programs and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. We expect refinancing and modification volumes, revenues and margins to decline in 2017 as we believe peak HARP and HAMP refinancings and modifications have already occurred. HAMP expired on December 31, 2016, and HARP is scheduled to expire on September 30, 2017. If HARP is not extended, planned replacement programs are not implemented or our financial benefits from such programs decrease, our revenues could decrease, which could adversely affect our business, financial condition and results of operations.

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

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities ("MBS") in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by one of these entities. We also derive other material financial benefits from these relationships, including the assumption of credit risk on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE and Ginnie Mae programs, we may lack liquidity under our mortgage financing facilities to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.

Any discontinuation of, or significant reduction in, the operation of these GSEs and Ginnie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs or Ginnie Mae could materially and adversely affect our business, liquidity, financial position and results of operations.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 17

Xome
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
Xome is subject to licensing and regulation as a real estate broker, auctioneer, appraisal management company, title agent and/or insurance agent in a number of states and may be subject to new licensing and regulation as it expands service offerings. Xome is subject to audits and examinations that are conducted by federal and state regulatory authorities and, as a vendor, is also subject to similar audit requirements imposed on its clients, including us. Our employees and subsidiaries may be required to be licensed by various state licensing authorities for the particular type of service provided and to participate in regular background checks, fingerprinting requirements and continuing education programs. We may incur significant ongoing costs to comply with governmental regulations and new laws and regulations may be adopted that prohibit us from engaging Xome as a vendor, which could adversely affect our business, financial condition and results of operations.

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
Xome provides services to us which could create, appear to create or be alleged to create conflicts of interest. By obtaining services from a subsidiary, there is risk of possible claims of collusion or claims that such services are not provided by Xome upon market terms. We have adopted policies, procedures and practices, and engage an independent third party to conduct a pricing study to ensure that the fees charged are customary and reasonable. However, there can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.

18 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Other Risks

Technology failures or cyber-attacks against us or our vendors could damage our business operations and new laws and regulations could increase our costs.
The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (cyber-attack), computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data. Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently, are becoming more sophisticated and are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as hackers, terrorists, persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on telecommunication technologies (including mobile devices), the internet and use of web-based product offerings.

While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. A successful penetration or circumvention of the security of our or our vendors’ systems or a defect in the integrity of our or our vendors’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

In addition, increasing attention is being paid by the media, regulators and legislators to matters relating to cybersecurity, and regulators and legislators may enact laws or regulations regarding cybersecurity. For example, the New York Department of Financial Services has proposed regulations that are far-ranging in scope, including not only specific technical safeguards but also requirements regarding governance, incident planning, data management and system testing. New laws and regulations could result in significant compliance costs, which may adversely affect our cash flows.

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
We have significant vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by the applicable servicing criteria, we assess compliance with the applicable servicing criteria for the applicable vendor or in certain cases require vendors to provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 19

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
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, foreclosures or evictions of elderly homeowners who default on reverse mortgages, technology failures, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

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

Regulatory requirements or changes to existing requirements that the Consumer Financial Protection Bureau ("CFPB") may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, in August 2016 the CFPB adopted rules regarding mortgage servicing practices, effective in August 2017, which will require significant modifications and enhancements to our mortgage servicing processes and systems. Additionally, the CFPB issued a rule, effective in 2018, amending Regulation C of the Home Mortgage Disclosure Act ("HMDA") which will greatly expand the scope of data required to be collected and reported for every loan application from approximately 23 to 48 data elements. These new requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings.

We could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition FHFA initiatives may be implemented by the GSEs that could materially affect the market for conventional and/or government insured loans. Historically, the regulatory environment has resulted not only in a tendency toward more regulation, but toward the most prescriptive regulation as regulatory agencies have generally taken a conservative approach to rule making, interpretive guidance and their general ongoing supervisory authority. Any changes in our current regulatory environment, including potential reform of the Dodd-Frank Act, could create uncertainty and result in increasing legal and compliance costs.

The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

20 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

In addition, certain regulators took steps to block the acquisition of MSRs by one of our competitors. It is possible that we could become subject to similar actions with respect to our acquisition of MSRs or other key business operations such as entering into subservicing contracts, which could adversely affect our business, financial condition and results of operations.

We are subject to numerous legal proceedings, federal, state or local governmental examinations and enforcement investigations. Some of these matters are highly complex and slow to develop, and results are difficult to predict or estimate.
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service Member's Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and Making Home Affordable loan modification programs.

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

Regulatory Matters: Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. See “Legal Proceedings” below in Part I, Item 3. We have historically had a number of open investigations with various regulators or enforcement agencies. We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquires. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, our financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General, New York Department of Financial Services, and the California Department of Business Oversight. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs which may adversely affect our cash flows.

To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement this could lead to (i) loss of our licenses and approvals to engage in our businesses, (ii) damage to our reputation in the industry and loss of client relationships, (iii) governmental investigations and enforcement actions, (iv) administrative fines and penalties and litigation, (v) civil and criminal liability, including class action lawsuits, and actions to recover incentive and other payments made by governmental entities, (vi) enhanced compliance requirements, (vii) breaches of covenants and representations under our servicing, debt or other agreements, (viii) inability to raise capital and (ix) inability to execute on our business strategy. Any of these occurrences could further increase our operating expenses and reduce our revenues, require us to change business practices and procedures and limit our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition or results of operation.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 21

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
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. For example, the Company made refunds to certain borrowers in 2015 related to delays in consummating their loan modifications that were transferred from prior servicers. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

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

22 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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

We may incur increased litigation costs and related losses if a borrower, or class of borrowers, challenges the validity of a foreclosure action or if a court overturns a foreclosure or if a loan we are servicing becomes subordinate to a Home Owners Association lien.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower or a class of borrowers under a variety of theories including, without limitation, standing, proper notice and statute of limitations. In addition, if a court rules that the lien of a Homeowners Association takes priority over the lien we service, we may incur legal liabilities and costs to defend such actions. If a court dismisses or overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to the loan owner, a borrower, title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

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
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $8.29 per share and $57.45 per share from 2013 through 2016 and may continue to fluctuate. The volatility may affect your ability to sell shares of our common stock at an advantageous price. Market price fluctuations in shares of our common stock may be due to reduced liquidity resulting from highly concentrated ownership of shares of our common stock, acquisitions, dispositions or other material public announcements along with a variety of additional factors.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 23

If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.
FIF HE Holdings LLC ("FIF"), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC ("Fortress"), owns approximately 69% of our outstanding common stock. As a result, FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. On February 14, 2017, SoftBank Group Corp. ("SoftBank") and Fortress announced that they have entered into a definitive merger agreement under which SoftBank intends to acquire Fortress. There are no assurances that the acquisition of Fortress by SoftBank will not have an impact on us.

Certain provisions of our stockholders agreement with FIF ("Stockholders Agreement"), our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of the Company, which could adversely affect the price of our common stock.
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

24 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us, and their affiliates are not obligated to enter into future transactions with us.
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

Additionally, we may continue to enter into transactions with Fortress and its affiliates such as servicing or subservicing mortgage loans, selling a percentage of the excess cash flow generated from our MSRs or selling the rights to mortgage servicing rights, and servicer advances related to loan pools. These transactions may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Such transactions may present an actual, potential or perceived conflict of interest. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Additionally, Fortress and its affiliates are under no obligation to enter into any future transactions with us on the same terms as prior transactions, or at all, which could impact our business strategy.

We are not required to repurchase our common stock or senior notes, and any such repurchases may not result in effects we anticipated.
We have authorization from our Board of Directors to repurchase up to $100 million of our common stock through December 31, 2017, to repurchase our outstanding senior notes as long as certain liquidity requirements are met and to redeem certain tranches of our outstanding senior notes (collectively, the "repurchases"). We are not obligated to repurchase any specific amount of shares or senior notes. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and senior notes and our overall capital structure and liquidity position, including the nature of other potential uses of cash, including investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

Item 1B. Unresolved Staff Comments
None.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 25

Item 2. Properties
The following table sets forth information relating to our primary facilities at December 31, 2016. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage
Principal executive office:
Coppell, Texas – Corporate Headquarters	Leased	175,585
Business operations and support offices:
Irving, Texas(1)	Leased	292,988
Lewisville, Texas(2)	Leased	241,387
Chandler, Arizona(3)	Leased	163,864
Irvine, California(1)	Leased	126,726
Chennai, India (4)	Leased	68,722
Longview, Texas (3)	Leased	45,856
Elma, New York (3)	Leased	43,562
Highlands Ranch, Colorado(3)	Leased	31,375
Bellevue, Washington(5)	Leased	25,502
Newport Beach, California (5)	Leased	24,692
(1) Primarily supports our Originations segment
(2) Primarily supports our Servicing and Xome segments
(3) Primarily supports our Servicing segment
(4) Primarily supports our Xome segment and NSM Corporate functions
(5) Primarily supports our Xome segment

We believe that our facilities are adequate for our current requirements and are being appropriately utilized. We periodically review our space requirements, and we believe we will be able to acquire new space and facilities as and when needed on reasonable terms. We also look to consolidate and dispose of facilities we no longer need, as and when appropriate.

26 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Item 3. Legal Proceedings

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
We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters. In addition, we are currently in negotiations with the CFPB regarding the payment of civil monetary penalties for the alleged failure to comply with the reporting requirements of the Home Mortgage Disclosure Act. Management does not believe that resolution of this matter would have a material effect on the Company’s results of operations or financial position.

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

Item 4. Mine Safety Disclosures

Not applicable.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 27

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders
Our common stock is traded on the New York Stock Exchange under the ticker symbol “NSM” since March 8, 2012. The following table sets forth for the quarters indicated the high and low sales prices per share of our common stock, as reported in the consolidated transaction reporting system.

	High	Low
Year Ended December 31, 2016
Fourth quarter	$19.51	$14.05
Third quarter	16.60	10.72
Second quarter	13.46	9.55
First quarter	13.41	8.61

Year Ended December 31, 2015
Fourth quarter	$15.78	$10.80
Third quarter	19.74	13.64
Second quarter	26.58	16.24
First quarter	31.94	22.94

On March 6, 2017, a total of 97,804,133 shares were outstanding and Nationstar common stock had 307 stockholders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
The Company has not declared or paid cash dividends on our common stock and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends, if any, will be determined by the Board of Directors and will depend, among other factors, upon earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such transaction is considered. The indentures governing senior notes include restrictions on our ability to pay cash dividends on our common stock. Other finance arrangements may also, under certain circumstances, restrict our ability to pay cash dividends. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

28 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Issuer Purchases of Equity Securities
In connection with our previously announced $250 million share repurchase program, which expired on December 16, 2016, a total of 11,419 thousand shares were repurchased since the inception of the plan in December 2015, of which 10,582 thousand shares were acquired in 2016 for $114 million. No shares were repurchased during the fourth quarter of 2016. In January 2017, Nationstar's Board of Directors approved the repurchase of up to $100 million shares of Company common stock through December 31, 2017. This program replaces the previous share repurchase program.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
October 1, 2016- October 31, 2016	1	(1)	$14.68	—	$—
November 1, 2016- November 30, 2016	—		$—	—	$—
December 1, 2016- December 31, 2016	—		$—	—	$—
Total	1			—

(1) In the fourth quarter of 2016, 1 thousand shares of common stock were surrendered at an average price of $14.68 per share to Nationstar by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 29

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P SmallCap 600 Financials Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2016. The S&P SmallCap 600 Financials Index was selected as a performance benchmark when the S&P North American Financial Services Index was discontinued on March 3, 2016. This data assumes an investment of $100 on March 8, 2012.
Comparative results for Nationstar Mortgage common stock, the S&P 500 Index and the S&P SmallCap 600 Financials Index are presented below.

	December 31,
	2012	2013	2014	2015	2016
Nationstar Mortgage	$218	$260	$199	$94	$127
S&P 500 Index	104	135	151	150	164
S&P Small Cap 600 Financials Index	108	138	146	142	221

Item 6. Selected Financial Data
The table below presents, as of and for the dates indicated, our selected historical consolidated financial information. Note that the selected consolidated statements of operations and comprehensive income data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheets data at December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statements of operations and comprehensive income data and other financial data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheets data at December 31, 2014, 2013 and 2012 have been derived from Nationstar's audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of future performance or results of operations. The following financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

30 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

	As of December 31,
	2016	2015	2014	2013	2012
	(amounts in millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$489	$613	$299	$442	$153
Mortgage servicing rights	3,166	3,367	2,961	2,503	636
Advances and other receivables, net	1,749	2,412	2,545	5,002	2,801
Reverse mortgage interests, net	11,033	7,514	2,453	1,547	752
Mortgage loans held for sale	1,788	1,430	1,278	2,603	1,481
Total assets (1)	19,593	16,617	11,113	14,027	7,126
Unsecured senior notes, net	1,990	2,026	2,159	2,444	1,063
Advance facilities, net (1)	1,096	1,640	1,902	4,550	2,563
Warehouse facilities, net (1)	2,421	1,890	1,573	2,434	1,039
Other nonrecourse debt, net (1)	9,631	6,666	1,768	1,193	681
Total liabilities (1)	17,910	14,850	9,888	13,037	6,368
Total stockholders' equity	1,683	1,767	1,224	990	758

(1) Certain reclassifications were made in 2015, 2014, 2013 and 2012 to conform to current year presentation as described in Note 1, Description of Business and Basis of Presentation, in the Consolidated Financial Statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(amounts in millions, except for earnings per share data)
Consolidated Statements of Operations and Comprehensive Income Data:
Total revenues	$1,915	$1,989	$1,973	$2,087	$984
Total expenses	1,644	1,688	1,358	1,402	582
Total other income (expense), net	(242)	(247)	(329)	(338)	(126)
Income before income tax expense	29	54	286	347	276
Income tax expense	13	11	65	129	71
Net income	16	43	221	218	205
Less: Net income (loss) attributable to noncontrolling interests	(3)	4	—	—	—
Net income attributable to Nationstar	19	39	221	218	205
Change in value of designated cash flow hedges, net of tax	—	—	(2)	2	—
Total comprehensive income	$19	$39	$219	$220	$205
Earnings per share data:
Basic	$0.19	$0.38	$2.47	$2.43	$2.41
Diluted	$0.19	$0.37	$2.45	$2.40	$2.40

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$971	$421	$1,080	$(1,801)	$(1,958)
Investing activities	(3,738)	(5,590)	233	(1,406)	(2,157)
Financing activities	2,643	5,483	(1,456)	3,497	4,206

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 31

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. The following discussion contains, in addition to the historical information, forward-looking statements that include risks and uncertainties (see discussion of "Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K. All dollar amounts presented herein are in millions, except per share data and other key metrics, unless otherwise noted.

OVERVIEW

Nationstar is an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. We originate conventional residential mortgage loans and leverage existing relationships with borrowers of our serviced portfolios to modify or originate new loans. Through our Xome platform, which offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals, we enhance the home buying and selling experience. In 2016, Xome provided services to three of the top five money center banks with various services including title and close, appraisal and, increasingly, technology solutions.

Nationstar continues to demonstrate its emergence as a leader in the residential mortgage marketplace not only through the expansion of its serviced portfolios, but also through its customer-first focus. In the fourth quarter of 2016, the Company launched a new website with enhanced features benefiting customers. The new website allows potential customers to track the status of loan applications and calculate their loan payments under different financing options. For existing customers, the website provides improved electronic payment options, with greater visibility to components of monthly loan payments and payoff balances, balance inquiry and recurring payment options. With newly enhanced mobile access, customers can now make electronic payments directly from their mobile devices.

Initiatives during 2016 accentuated the growth and diversification of our portfolio in a manner that allowed us to leverage the capacity of our servicing platforms, the scale of our technology and expertise of our servicing operations while limiting the use of cash resources. Consistent with these objectives, the Company expanded its subservicing platform by executing two significant subservicing contracts. As a result, a total of 544,000 loans were added to the servicing platforms in 2016. This increase represents the largest portfolio growth since 2013. In addition, the Company acquired a $13,000 UPB reverse mortgage portfolio with a total of 72,000 loans, resulting in a 47% increase in our reverse portfolio. While MSR acquisitions slowed in 2016, the Company expanded its financing partners and anticipates a greater focus on growing MSRs owned in 2017.

The Servicing segment continued to post solid results, and operational revenue remained comparable in 2016 to 2015. Fee revenue associated with the Company's MSRs declined due to lower average UPB balances, which was partially offset by higher revenues associated with subservicing operations. The mark-to-market ("MTM") revenue declined in 2016 as a result of the low interest rate environment. After adding back mark-to-market adjustments, profits for the segment grew to $224 in 2016 compared to $96 in 2015. This growth is primarily attributable to cost containment measures and lower required reserves.

In 2016, the Originations segment continued to perform exceptionally strong by delivering the best earnings since Nationstar became a public company in 2012. Revenues in 2016 of $738 increased 11% over 2015, which was driven by marketing efforts in our direct-to-consumer business and low interest rate environment throughout most of 2016. While economic forecasts anticipate mortgage rates to rise, the Company continues to see sizable opportunities to market to customers who could save on their monthly mortgage payments through refinancing at today's prevailing interest rates.

Total revenues for Xome declined slightly in 2016 due to lower REO auction sales, partially offset by higher title and escrow services revenue consistent with the growth in loan refinancings and modifications. Expenses decreased slightly from 2015 largely due to lower marketing expenses. Xome continues to focus its investment in its sales platforms while strengthening its support to the Company's servicing and originations operations.

32 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

2016 Highlights

Provided below are highlights with respect to each of our operating segments.

Servicing

▪	Boarded over $161,000 UPB including $95,000 subservicing UPB due to execution of two significant subservicing contracts and acquired $13,000 UPB of reverse mortgage portfolio

▪	Expanded our partner base for financing of MSR acquisitions

▪	Achieved 5.6 basis points of Servicing profitability

▪	Reduced delinquency rate, measured as loans that are 60 or more days behind in payments, to 5% from 7% at start of the year

▪	Launched new customer-centric website to enhance functionality and upgrade the customer experience

▪	Lowered CFPB reported complaints by over 33% year-over-year, helping to solidify our position as a preferred industry partner and lowering our costs to service

▪	Provided over 25,000 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

Originations

▪	Achieved recapture rate of 29% for 2016

▪	Earned revenue of $738, a record high year since 2012

▪	Funded $20,316 mortgage loans, including $13,728 related to retaining customers from our servicing portfolio, the highest funded volume in the past three years

▪	Enhanced customer-facing portals allowing greater visibility to check the status and progression of loan applications

Xome

▪	Delivered $69 pretax income

▪	Expanded third-party revenues to 40% driven primarily by our title and close business as well as our focus on technology offerings

▪	Completed migration of auction platform to Xome.com and launched proprietary workflow technology

Liquidity and Capital Resources
We finished 2016 strong from a liquidity and capital perspective. At December 31, 2016, we had cash and cash equivalents on hand of $489 compared to $613 at December 31, 2015. The decline in cash was primarily due to repayments on credit facilities as well as share and debt repurchases. In addition, we had total equity of $1,683 and $1,767 as of December 31, 2016 and 2015, respectively. In 2016, our operating activities provided cash totaling $971. We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow to minimize liquidity risk. Our surplus capital and liquidity allows us to execute on our growth plans and take advantage of current market conditions.

In recent years we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin servicing with limited capital. The combination of subservicing as well as the continuing improvement in portfolio performance is expected to raise our return on equity and assets and deliver improving cash flows. To further our 2016 initiatives, the Company expanded relationships with new investors providing opportunity for growth in our subservicing portfolio. We also expanded relationships with a new financing partner desiring to participate in the acquisition of MSRs.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward mortgage loans. To the extent we sell MSRs, we accelerate the recovery of the related advances.

For 2017, the Company anticipates that projected boarding for our servicing portfolio will not only replenish run-off, but moderately grow ending UPB. The growth is driven by $127 billion UPB in awarded commitments as of January 25, 2017, funded volumes from our integrated originations platform and new flow from certain subservicing partners.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 33

As a result of the increased activity in our Originations segment, our mortgage loans held for sale increased to $1,788 as of December 31, 2016 compared to $1,430 as of December 31, 2015. As noted in Note 10, Indebtedness, this represents less than 50% of our overall warehouse capacity. We have sufficient warehouse capacity to support our Originations segment including anticipated growth.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Year Ended December 31,
	2016	2015	2014
Revenues - operational	$2,126	$2,101	$1,899
Revenues - MTM	(211)	(112)	74
Total revenues	1,915	1,989	1,973
Expenses	1,644	1,688	1,358
Other income (expense), net	(242)	(247)	(329)
Income before income tax	29	54	286
Less: Income tax expense	13	11	65
Net income	16	43	221
Less: Income (loss) attributable to noncontrolling interests	(3)	4	—
Net income attributable to Nationstar	19	39	221
Change in value of designated cash flow hedge net of tax	—	—	(2)
Total comprehensive income	$19	$39	$219
Effective tax rate	45.2%	20.3%	22.7%

Income (loss) before income tax by operating and non-operating segments:
Servicing	$13	$(16)	$230
Originations	209	206	191
Xome	69	79	123
Corporate and other	(262)	(215)	(258)
Consolidated income before income tax	$29	$54	$286

2016 versus 2015
Net income decreased to $19 in 2016 from $39 in 2015 primarily due to the unfavorable MTM as interest rates declined in the first three quarters of 2016 over 2015. Excluding MTM, consolidated net income increased in 2016 compared to 2015. The Company's operations improved primarily due to growth in operational revenues from our Originations segment and a decline in expenses. Revenues from Origination segment increased by $72 in 2016 compared to 2015 primarily due to lower interest environment during majority of 2016. Expense reductions were primarily driven by the Servicing segment as a result of lower future expected losses on serviced loans and successful system, process and customer self-service improvements throughout 2016.

In 2016, income tax expense increased $2 as compared to 2015. The effective tax rates for 2016 and 2015 were 45.2% and 20.3%, respectively. The increase in income tax expense was primarily due to state tax adjustments, the elimination of book loss attributable to a less-than-wholly-owned subsidiary, and adjustments resulting from an analysis of the deferred taxes. The increase in the effective tax rate in 2016 resulted from adjustments that have a relatively higher impact on the effective tax rate due to a significantly lower pre-tax income of $29. The relative impact of adjustments to the effective tax rate will significantly increase as the pre-tax income approaches zero.

34 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

2015 versus 2014
Net income decreased to $39 in 2015 from $219 in 2014 primarily due to unfavorable MTM as interest rates declined in 2015 over 2014. Excluding MTM, the Company's operations improved in 2015 over 2014 primarily due to operational revenues growth of $202 or 11% driven by Servicing and Originations segments. The increase in revenues was partially offset by an increase in expenses which was primarily attributable to increased operational expenses to support higher average UPB for Servicing and higher lock and funded volumes for Originations.

In 2015, income tax expense decreased $54 as compared to 2014. The effective tax rates for 2015 and 2014 were 20.3% and 22.7%, respectively. The decrease in income tax expense was primarily due to significantly lower pre-tax income of $54 in 2015 as compared to $286 in 2014. The lower effective tax rate in 2015 resulted from a partial release of the valuation allowance, as well as a deferred tax benefit arising from true-up adjustments to deferred taxes.

Segment Results

Revenues related to inter-segment services are recorded based on estimated market value. Expenses are allocated to individual segments either based on the estimated value of services performed, total revenue contributions, personnel headcount or the equity invested in each segment. Expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting are not allocated to the business segments.

Servicing Segment

Nationstar services both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and include loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.9 million customers with an outstanding principal balance in excess of $473 billion. As of December 31, 2016, the outstanding principal balance consisted of approximately $434 billion in forward servicing, including $122 billion of which was subservicing and $39 billion in reverse servicing. The following describes the various components of our servicing portfolio.

Forward Servicing - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted accordingly each period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily consisting of MSRs acquired through flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

Subservicing - Subservicing revenues are earned and recognized as the services are delivered. Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners. We have limited advance obligations and no subservicing assets are recorded in our consolidated financial statements as the value of the servicing rights and the related obligations are not considered in excess of or less than customary fees that would be received for such services.

Reverse Servicing - Although the Company does not originate reverse mortgage loans, it provides servicing of acquired reverse mortgage portfolios. An MSR or mortgage servicing liability ("MSL") is recorded for acquired servicing rights associated with unsecuritized portfolios. We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs are recorded at fair value upon acquisition and at amortized cost in subsequent periods. The Company earns servicing fee income on all reverse mortgages. Fees associated with reverse MSRs are recorded to servicing revenue and fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage home equity conversion mortgage ("HECM") loans and the interest expense accrued for the respective HECM mortgage-backed securities ("HMBS") are recorded in other income (expense).

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 35

Table 2. Servicing Operations	Year Ended December 31,
	2016	2015	2014
Revenues
Operational	$1,278	$1,314	$1,232
Amortization	(314)	(320)	(218)
Mark-to-market	(211)	(112)	74
Total revenues	753	882	1,088
Expenses	645	788	705
Total other income (expenses), net	(95)	(110)	(153)
Income (loss) before income taxes	$13	$(16)	$230

2016 versus 2015
Income before income taxes increased to $13 in 2016 from a loss of $16 in 2015 primarily due to a decline in expenses in 2016 over 2015. Excluding the MTM adjustments, pretax earnings improved to $224 in 2016 from $96 in 2015, primarily due to lower expenses required to establish needed reserves related to the performance of the portfolio. In addition, base servicing fees decreased due to a reduced forward MSR portfolio, which were partially offset by increased subservicing fees and ancillary revenues which includes a gain of $20 from the sale of reverse mortgage loans. In December 2016, the Company acquired servicing rights related to $9,305 UPB of Fannie Mae reverse loans from a large financial institution. The portfolio also included $3,840 UPB of Ginnie Mae participating interest on HECM loans and related HMBS obligations. Accordingly, servicing fees related to reverse MSRs as well as interest income related to reverse mortgage interests are expected to increase in 2017.

2015 versus 2014
Income before income taxes decreased to a loss of $16 in 2015 from income of $230 in 2014 primarily due to unfavorable MTM. Excluding MTM adjustments, pretax earnings decreased to $96 in 2015 from $156 in 2014. Base servicing fees, the principal component of operational revenues, increased due to higher average UPB and improved portfolio performance as evidenced by lower delinquency rates. The increase in base servicing fees was offset by an increase in expenses as a result of higher litigation and claims amounts in 2015 as we continued to work through the foreclosure pipeline.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others:

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Year Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$367,800	$353,094	$361,779
Additions:
Originations	20,194	17,949	16,843
Acquisitions and subservicing additions	129,061	71,782	41,351
Deductions:
Dispositions	(1,625)	(4,647)	—
Principal reductions and other	(14,399)	(11,417)	(15,060)
Voluntary reductions (1)	(56,960)	(47,597)	(34,616)
Involuntary reductions (2)	(9,546)	(10,482)	(11,905)
Net changes in loans serviced by others	(230)	(882)	(5,298)
Balance at the end of period	$434,295	$367,800	$353,094

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to loan chargeoffs.

36 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

During 2016, our forward servicing portfolio's UPB increased primarily as a result of boarding $95,000 in subserviced loans. The continued low interest rate environment contributed to continued high loan payoff activity as customers refinanced their existing mortgage obligations for more favorable terms. Many such loan payoffs are refinanced through our integrated originations platform. The lower rates also contributed to the boarding of $20,194 of loans associated with servicing rights transferred from Originations during 2016, compared to the $17,949 boarded during 2015.

The following table provides the composition of revenues for the Servicing segment:

Table 4. Servicing - Revenues	Year Ended December 31,
	2016		2015		2014
	Amounts	bps (1)	Amounts	bps (1)	Amounts	bps (1)
Forward MSR Operational Revenue
Base servicing fees	$1,000	25	$1,090	28	$1,028	27
Modification fees	84	2	62	2	76	2
Incentive fees	29	1	45	1	50	1
Late payment fees	82	2	70	2	65	2
Other ancillary revenues(2)	244	6	194	5	201	5
Other revenues	35	1	39	1	28	1
Total forward MSR operational revenue	1,474	37	1,500	39	1,448	38
Subservicing fees(3)	45	1	27	1	36	1
Reverse MSRs (Amortized Cost) Revenue
Base servicing fees	43	1	48	1	54	1
Buyout accretion	14	—	40	1	14	—
Total reverse MSRs (amortized cost) revenue	57	1	88	2	68	1
Total servicing fee revenue	1,576	39	1,615	42	1,552	40
Amortization
Forward MSR amortization	(513)	(13)	(489)	(12)	(363)	(10)
Excess spread accretion	200	5	172	4	144	4
Reverse MSR amortization	(1)	—	(3)	—	1	—
Total amortization	(314)	(8)	(320)	(8)	(218)	(6)
MSR financing liability costs	(100)	(2)	(124)	(3)	(165)	(4)
Excess spread payments - principal	(198)	(5)	(177)	(4)	(155)	(4)
Total operational revenue	964	24	994	27	1,014	26
Mark-to-Market Adjustments
MSR MTM(4)	(229)	(6)	(73)	(2)	87	2
Excess spread / financing MTM	18	—	(39)	(1)	(13)	—
Total MTM adjustments	(211)	(6)	(112)	(3)	74	2
Total revenues - Servicing	$753	18	$882	24	$1,088	28

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Other ancillary revenues for the year ended December 31, 2016 include a $20 gain on HECM loans related to a reverse mortgage loan trust and fees related to higher recapture volumes.
(3) Subservicing fees includes amounts received for loans serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(4)The amount of MSR MTM reflected is net of $115 of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables during 2016.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 37

2016 versus 2015
Forward - In 2016, base servicing fee revenue decreased compared to 2015 primarily due to the decline of the forward servicing portfolio's average UPB in Table 5. Ancillary revenues for 2016 include a gain of approximately $20 from the purchase and sale of reverse mortgage loans acquired in March 2016 from the execution of a clean-up call option on a reverse mortgage loan trust.

Additionally, the low interest rate environment prevalent for much of the year increased the gain on sale of early buyout loans and the recapture rate of refinanced loans. Modification fees are expected to decline in 2017 as a result of the termination of HAMP scheduled in September 2017, which resulted in total revenues of $63 in 2016, and fewer modifications are expected with the anticipated higher interest rate environment. Servicing fees per average forward UPB were 25 bps and 28 bps in 2016 and 2015, respectively.

MSR prepayment and scheduled amortization increased in 2016 primarily due to higher prepayments resulting from the continued low interest rate environment prevalent for much of the year. Although interest rates were higher in December 2016 than in 2015, total mark-to-market revenue decreased in 2016, primarily due to the impact of lower interest rates during much of the year.

Subservicing - Subservicing fees are earned each month on a per loan basis and increased in 2016 due to the addition of $95,000 UPB primarily in the third quarter of 2016.

Reverse - Servicing fees on reverse MSR portfolios decreased as a result of run-off in the legacy portfolios. In December 2016, the Company acquired the servicing rights related to $9,305 UPB of Fannie Mae reverse loans from a large financial institution. Accordingly, servicing fees related to reverse MSRs are expected to increase in 2017.

2015 versus 2014
Forward - During 2015, servicing fee revenue increased compared to 2014. The key drivers of this increase were an increase in the average UPB of the servicing portfolio and improved portfolio delinquency. The 60 day delinquency rate declined from 9.9% as of December 31, 2014 to 6.9% as of December 31, 2015. However, the higher net amortization of MSR assets and a reduction in mark-to-market revenue resulted in an overall decrease of total servicing revenue in 2015. Both of these items are impacted by market interest rates. Lower market interest rates in 2015 caused higher prepayment rates which drives higher amortization. In addition, the expectation of higher prepayment rates in the future is the primary cause of lower mark-to-market revenue.

Subservicing - Subservicing fees decreased in 2015 primarily due to run-off in subservicing portfolios.

Reverse - Servicing fees on reverse MSR portfolios decreased as a result of run-off in these legacy portfolios.

38 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Table 5. Servicing Portfolio - Unpaid Principal Balances	Year Ended December 31,
	2016	2015	2014
Average UPB
Forward MSRs - fair value	$326,477	$345,515	$328,213
Subservicing and other (1)	50,965	20,820	23,154
Reverse loans - amortized cost	28,457	29,551	28,455
Total average UPB	$405,899	$395,886	$379,822

	December 31,
	2016	2015	2014
Ending UPB
Forward MSRs - fair value
Agency	$227,062	$246,016	$214,981
Non-agency	85,014	99,660	118,632
Total MSRs - fair value	312,076	345,676	333,613

Subservicing and other(1)
Agency	110,848	18,059	15,008
Non-agency	11,371	4,065	4,473
Total subservicing and other	122,219	22,124	19,481

Reverse loans - amortized cost
MSR	10,351	11,623	12,663
MSL	17,574	10,797	12,966
Securitized loans	11,015	7,435	2,353
Total reverse portfolio serviced	38,940	29,855	27,982
Total ending UPB	$473,235	$397,655	$381,076

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Year Ended December 31,
	2016	2015	2014
Modifications and workout units:
HAMP modifications	15,525	16,226	18,597
Non-HAMP modifications	23,280	24,648	32,274
Workouts	19,229	24,118	28,955
Total modification and workout units	58,034	64,992	79,826

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 39

Total modifications and workouts during 2016 decreased compared to 2015 as a result of the decline in the number of delinquent loans. Although the previous HAMP program expired on December 31, 2016, borrowers who have requested assistance or to whom an offer of assistance has been extended, have until September 30, 2017 to finalize their modification. In December 2016, Fannie Mae and Freddie Mac announced a new Flex Modification program to provide relief for distressed borrowers. The Flex Modification incorporates components of HAMP, as well as the GSEs' standard and streamlined modifications and was developed at the direction of the Federal Housing Finance Agency. Servicers will be required to implement the Flex Modification by October 1, 2017. Under this new program, the Company, as a servicer, will be eligible for the same financial incentives it receives for completing streamlined modifications.

The overall performance of borrowers within the servicing portfolio continued to improve as reflected in the table below.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	Year Ended December 31,
	2016	2015	2014
Average loan count	2,637,254	2,245,047	1,982,396
Average loan amount(2)	$164,818	$162,375	$167,467
Average coupon - credit sensitive(3)	4.7%	4.6%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.1%	4.1%
60+ delinquent (% of loans)(4)	4.7%	6.9%	9.9%
90+ delinquent (% of loans)(4)	4.2%	6.4%	9.3%
120+ delinquent (% of loans)(4)	3.9%	5.9%	8.8%
Total prepayment speed (12 month constant pre-payment rate)	16.9%	15.6%	13.3%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. The Company continued to experience decreasing delinquency rates in 2016, which helps to preserve the value of MSRs.

40 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Servicer Ratings

The Company participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth Nationstar's most recent ratings for its servicing operations as of December 31, 2016.

Table 8. Servicer Ratings	Fitch	Moody's	S&P
Rating date	October 2016	January 2016	October 2016

Residential	RPS3+	Not Rated	Above Average
Master Servicer	RMS2	SQ3+	Above Average
Special Servicer	RSS3+	Not Rated	Above Average
Subprime Servicer	RPS3+	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of 1 (Strong Ability/Stability) to 5 (Weak Ability/Stability)

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Year Ended December 31,
	2016		2015		2014
	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$251	6	$237	6	$265	7
General and administrative
Servicing support fees	147	4	171	4	156	4
Corporate and other general and administrative expenses	161	4	163	4	122	3
Foreclosure and other liquidation related expenses	63	2	196	5	147	4
Depreciation and amortization	23	1	21	1	15	—
Total general and administrative expenses	394	11	551	14	440	11
Total expenses - Servicing	$645	17	$788	20	$705	18

2016 versus 2015
Expenses declined in 2016 primarily as a result of lower general and administrative expenses. General and administrative expenses decreased in 2016 due to higher rates of recoveries on advances, lower reserve requirements, lower professional and consulting fees resulting from cost containment measures as well as continued performance improvement in the overall portfolio as reflected by lower delinquencies. Salaries, wages and benefits increased primarily due to the expansion of our subservicing portfolios, but remained stable when measured in bps of UPB as a result of improved portfolio performance, investments in technology and other operational improvements.

2015 versus 2014
Expenses increased in 2015 primarily as a result of higher general and administrative expenses. During 2015, the primary drivers of the increased general and administrative expense were higher operational costs, direct operating costs, and corporate allocation charges. Within the operational cost increase is a $38 additional release of mortgage servicing liabilities which have an offset in MSR other operational revenue and MSRs - amortized cost revenue. Corporate allocation charges were impacted by higher legal and regulatory costs. This was partially offset by lower salaries, wages and benefits due to lower staffing levels along with a decrease in subservicing expense as we boarded mortgage servicing that was previously subserviced.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 41

Table 10. Servicing - Other Income (Expense), Net	Year Ended December 31,
	2016		2015		2014
	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$344	8	$268	7	$80	2
Other interest income	3	—	—	—	12	—
Interest income	347	8	268	7	92	2

Reverse interest expense	(269)	(7)	(190)	(5)	(31)	(1)
Advance interest expense	(53)	(1)	(55)	(1)	(104)	(3)
Other interest expense	(120)	(3)	(132)	(3)	(111)	(3)
Interest expense	(442)	(11)	(377)	(9)	(246)	(7)
Other expense	—	—	(1)	—	1	—
Total other income (expense) - Servicing	$(95)	(3)	$(110)	(2)	$(153)	(5)

Weighted average cost - advance facilities	2.8%		2.4%		2.4%
Weighted average cost - excess spread financing	8.9%		9.0%		9.1%

2016 versus 2015
Reverse interest income and expense increased in 2016 as a result of the addition of the $4,816 UPB reverse loan portfolio and related HMBS notes acquired from Generation Mortgage in the second quarter of 2015. Reverse interest income includes servicing fees of $29 earned in 2016, and $27 earned in 2015, respectively. The Company expanded its reverse mortgage portfolio in December 2016 with the addition of $3,691 UPB of securitized reverse loans and HMBS notes acquired from a large financial institution. Interest income and expense related to the reverse mortgage portfolio are expected to grow accordingly in 2017. See Note 4, Reverse Mortgage Interests, Net for further details related to servicing fees.

2015 versus 2014
Total other income (expense), net increased in 2015 primarily due to the expansion of our reverse platform during the year as a result of the Generation Mortgage acquisition as well as a significant reduction in advance interest expense. The reduction in advance interest expense was driven by lower outstanding advances.

42 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	December 31, 2016			December 31, 2015
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$227,062	$2,394	4.4%	$246,016	$2,462	4.4%
Non-agency	85,014	766	4.5%	99,660	896	4.5%
Total forward MSRs - fair value	312,076	3,160	4.5%	345,676	3,358	4.5%

Subservicing and other(1)
Agency	110,848	N/A	N/A	18,059	N/A	N/A
Non-agency	11,371	N/A	N/A	4,065	N/A	N/A
Total subservicing and other	122,219	N/A	N/A	22,124	N/A	N/A

Reverse portfolio - amortized cost
MSR	10,351	6	N/A	11,623	9	N/A
MSL	17,574	(48)	N/A	10,797	(25)	N/A
Securitized loans	11,015	11,033	N/A	7,435	7,514	N/A
Total reverse portfolio serviced	38,940	10,991	N/A	29,855	7,498	N/A
Total servicing portfolio unpaid principal balance	$473,235	$14,151	N/A	$397,655	$10,856	N/A

(1) Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.

Our servicing portfolio consists of credit sensitive MSRs, primarily acquired through bulk acquisitions and interest rate sensitive MSRs primarily consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of lower expected prepayments. Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. As part of the assessment, we consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest rate sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolios primarily consist of higher delinquency single-family non-conforming residential forward mortgage loans in private-label securitizations.

Table 12. Fair Value MSR Valuation	December 31, 2016			December 31, 2015
	UPB	Carrying Amount	Bps	UPB	Carrying Amount	Bps
MSRs - Fair Value
Credit sensitive	$198,935	$1,818	91	$224,334	$2,017	90
Interest sensitive - agency	113,141	1,342	119	121,342	1,341	111
Total MSRs - fair value	$312,076	$3,160	101	$345,676	$3,358	97

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 43

The fair value of our credit sensitive and interest sensitive portfolios declined in dollars primarily due to mark-to-market related increased prepayments as a result of the declining interest rates throughout 2016. When measuring the fair value of the portfolio, as a basis point ("bps") of the unpaid principal balance, our credit sensitive pool increased slightly in value compared to December 31, 2015 due to run-off of the portfolio, offset partially by improved portfolio performance as evidenced by lower delinquency rates. The fair value of our interest sensitive portfolio increased compared to December 31, 2015 due to higher MSR values derived from lower forecasted prepayment speeds resulting from higher interest rates year over year. This increase was partially offset by the smaller portfolio of interest sensitive loans.

The following table provides information on the fair value of our owned forward MSR portfolio:

Table 13. MSRs - Fair Value, Roll Forward	Year Ended December 31,
	2016	2015
Fair value at the beginning of the period	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	208	221
Purchases of servicing assets	157	711
Dispositions:
Sales of servicing assets(1)	(67)	(46)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(83)	36
Interest sensitive	4	(94)
Other changes in fair value:
Scheduled principal payments	(82)	(74)
Disposition of negative MSRs and other(2)	96	69
Prepayments
Voluntary prepayments
Credit sensitive	(211)	(222)
Interest sensitive	(156)	(112)
Involuntary prepayments
Credit sensitive	(37)	(53)
Interest sensitive	(27)	(28)
Fair value at the end of the period	$3,160	$3,358

(1) Reported sales in 2016 included $7 of MSRs with a negative fair value associated with nonperforming loans.
(2) Amounts in 2016 and 2015 primarily include negative fair values and other reserves in the MSR that were reclassified to advances and other receivables or to MSR MTM in service related revenue as the underlying loans transferred out of the MSR portfolio.

44 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	Year Ended December 31,
	2016	2015
Credit Sensitive MSRs
Discount rate	11.6%	11.6%
Weighted average prepayment speeds	15.4%	16.5%
Weighted average life of loans	6.0 years	5.9 years

Interest Sensitive MSRs
Discount rate	9.3%	9.1%
Weighted average prepayment speeds	10.7%	12.4%
Weighted average life of loans	6.8 years	6.1 years

The discount rate increased for interest sensitive MSRs primarily due to higher yields on new acquisitions, driving up the weighted average rate. The decline in prepayment speeds resulted in longer weighted-average lives for both credit sensitive and interest sensitive MSRs, which is attributable to net market interest rate reductions period over period.

The discount rate is used to determine the present value of estimated future net servicing income, which is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 3, Mortgage Servicing Rights and Related Liabilities and Note 22, Transactions with Affiliates, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. The Company sells a percentage of the excess fee, as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of loans; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential and certain funds managed by Fortress Investment Group. In 2016, the Company also entered into an excess spread financing arrangement with a third-party associated with funds and accounts under management of BlackRock Financial Management, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of December 31, 2016 and December 31, 2015 is disclosed.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 45

The following table sets forth the change in the excess spread liability and the related weighted average assumptions for the years ended December 31, 2016 and 2015.

Table 15. Excess Spread Financing	Year Ended December 31,
	2016	2015
Fair value at the beginning of the period	$1,232	$1,031
Additions
New financings	155	385
Deductions:
Settlements	(198)	(210)
Fair value changes
Credit sensitive	27	41
Interest sensitive	(2)	(15)
Fair value at the end of the period	$1,214	$1,232

	Year Ended December 31,
Assumptions	2016	2015
Weighted average prepayment speeds	13.9%	15.4%
Weighted average life of loans	6.3 years	5.9 years
Discount rate	10.8%	11.2%

Credit Sensitive
Mortgage prepayment speeds	14.5%	15.9%
Average life of mortgage loans	6.1 years	6.0 years
Discount rate	11.1%	11.4%

Interest Sensitive
Mortgage prepayment speeds	10.7%	12.8%
Average life of mortgage loans	6.7 years	5.8 years
Discount rate	9.0%	8.8%

46 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

In conjunction with the excess spread financing servicing acquisition structure, the Company also entered into several sale agreements whereby we sold the right to repayment on outstanding private-label servicing advances and also sold the right to receive the base fee component on the related MSRs. The Company continues to service the loans in exchange for a portion of the base fee. These financings are recorded at fair value and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

Table 16. MSRs Financing Liability - Rollforward	Year Ended December 31,
	2016	2015
Fair value at the beginning of the period	$69	$49
Mark-to-Market Adjustments(1)
Due to changes in valuation inputs or assumptions used in the valuation model	(27)	25
Other changes in fair value	(15)	(5)
Fair value at the end of the period	$27	$69

	Year Ended December 31,
	2016	2015
Weighted-Average Assumptions
Advance financing rates	3.2%	3.0%
Annual advance recovery rates	23.9%	20.9%

(1) The changes in fair value related to our MSR financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2016 and December 31, 2015 being advance financing rates and annual advance recovery rates. The liability value decreased in 2016 primarily as a result of the increased prepayment speeds given the low interest rate environment and increased recapture activity as well as an increase in advance recoveries due to the portfolio performance.

The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	December 31,
	2016	2015
Owned forward servicing portfolio - unencumbered	$75,232	$89,435
Owned forward servicing portfolio - encumbered	236,844	256,241
Subserviced forward servicing portfolio and other	122,219	22,124
Total unpaid principal balance	$434,295	$367,800

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

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 47

Reverse - MSRs Participating Interests - Amortized Cost
The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSRs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	Year Ended December 31,
	2016	2015
Loan count	233,207	176,272
Ending unpaid principal balance	$38,940	$29,855
Average loan amount(1)	$166,975	$169,371
Average coupon	3.4%	3.2%
Average borrower age	78	77

(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically which are secured by the equity in the borrower's home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. In December 2016, the Company acquired a reverse mortgage portfolio which included servicing rights related to $9,305 UPB of Fannie Mae HECM loans and reverse mortgage interests related to $3,840 UPB of Ginnie Mae securitized HECM loans and related unsecuritized advances.

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

Based on our assessment, no impairment on this asset was required as of December 31, 2016 or December 31, 2015.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

The direct-to-consumer lending channel originates first-lien conventional and government-insured loans. The direct-to-consumer strategy relies on call centers and our website to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increased our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

The correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the GSEs. The correspondent lending channel enables us to replenish servicing portfolio run-off typically at better return thresholds than traditional bulk or flow acquisitions.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or be given back to the investor (or a portion of the servicing rights) depending on the subservicing or co-invest agreements.

48 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Table 19. Originations - Operations	Year Ended December 31,
	2016	2015	2014
Revenues	$738	$666	$579
Expenses	533	469	390
Other income (expenses), net	4	9	2
Income before income tax expense	$209	$206	$191
Income before taxes margin	28.3%	30.9%	33.0%

	Year Ended December 31,
	2016	2015	2014
Revenue	$738	$666	$579
Pull through adjusted lock volume	$20,470	$18,405	$16,186
Revenue Basis Points(1)	3.61%	3.62%	3.58%

Expenses	$533	$469	$390
Funded volume	$20,316	$17,971	$16,890
Expenses Basis Points(2)	2.62%	2.61%	2.31%

Margin	0.99%	1.01%	1.27%
(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

2016 versus 2015
Operating earnings before tax for 2016 increased by $3 compared to the same period in 2015 due primarily to an increase in funded volume.

We were able to sustain revenue margin, despite a decline in HARP volume year-over-year. The direct-to-consumer lending channel continued to diversify its product offerings in anticipation of the possible expiration of HARP in 2017. This diversification also enabled the Company to grow recapture rate on portfolio runoff and competitively position itself for the future.

Market volatility is another driving factor for revenue margins. The market volatility during the fourth quarter of 2016 caused the 10-year Treasury rate to increase rapidly, which increased hedging costs and decreased gains on mortgage loans held for sale. We were able to manage this volatility through pipeline hedging, while minimizing losses attributable to the increases in interest rates.

Expense basis points were flat year-over-year, despite an increase in total cost due to higher volume and TILA-RESPA Integrated Disclosure ("TRID") related expenses.

During 2017, we anticipate our Originations segment will be impacted by volatility in interest rates and the expiration of HARP, however, we expect to implement initiatives to at least partially mitigate these effects by expanding our service offerings, reducing our costs to fulfill loans and increasing our recapturing for a greater portion of activity within our servicing portfolio.

2015 versus 2014
Our Originations segment continued to benefit from a low interest rate environment which resulted in higher origination volumes. Overall margins decreased on a per loan basis due to higher regulatory and compliance oversight costs. In addition, we incurred additional costs, particularly in the third and fourth quarters of 2015 as we prepared for new disclosure rules associated with TRID. In total, $7 of costs were incurred during this period related to new disclosure changes and similar matters.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 49

Gain on Mortgage Loans Held For Sale
Gain on mortgage loans held for sale represents the realized gains and losses on loan sales and settled derivatives. The gain on mortgage loans held for sale is a function of the volume and margin of our originations activity and is impacted by fluctuations in interest rates.

Net Gain on Mortgage Loans Held for Sale
The net gain on mortgage loans held for sale includes gain on mortgage loans held for sale as well as capitalized servicing rights and mark-to-market adjustments on mortgage loans held for sale and related derivative financial instruments. We recognize the fair value of the interest rate lock commitments ("IRLC"), including the fair value of the related servicing rights, at the time we commit to originate or purchase a loan at specified terms. Loan origination costs are recognized as the obligations are incurred, which typically aligns with the date of loan funding for direct-to-consumer originations and the date of loan purchase for correspondent lending.

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Year Ended December 31,
	2016	2015	2014
Service related, net - Originations	$59	$51	$44
Net gain on mortgage loans held for sale
Gain on loans originated and sold	462	387	315
Capitalized servicing rights	197	209	224
Mark-to-market on loans held for sale	(15)	(1)	12
Mark-to-market on locks and commitments(1)	2	—	17
Mark-to-market on hedge activity	27	20	(40)
Release of repurchase reserves	6	—	7
Total net gain on mortgage loans held for sale	679	615	535
Total revenues - Originations	$738	$666	$579

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$13,728	$11,305	$9,808
Other locked pull through adjusted volume	6,742	7,100	6,378
Total pull through adjusted volume	$20,470	$18,405	$16,186
Funded volume	$20,316	$17,971	$16,890
Funded HARP volume	$4,311	$4,983	$6,819
Recapture percentage	28.6%	27.0%	33.5%
Purchase percentage of funded volume	23.5%	26.0%	28.0%
Value of capitalized servicing	97 bps	119 bps	127 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Actual versus expected funding from locks taken during the period.

2016 versus 2015
The increase in revenues of $72 in 2016 was primarily driven by higher volumes due to the low interest rate environment and continued focus on the recapture. Our direct-to-consumer business represented more than 65% of total pull-through volume, which earn higher margins than correspondent lending. Consumer direct lock pull-through adjusted volume increased 21% or $2,423 year-over-year.

The total net gain on mortgage loans held for sale improved in 2016 due to a $6 release of repurchase reserves, as described in the Repurchase Reserves table in table 23, related to improved loss rates from stronger underwriting performance and the falloff of losses associated with the mortgage crisis predating 2008.

50 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

2015 versus 2014
The increase in revenues of $87 in 2015 was primarily driven by a $2,219 increase in the total pull-through adjusted lock volumes. Our volumes in 2015 benefited from a decreasing interest rate environment and a continued focus on the recapture of our portfolio customers. Our direct-to-consumer business remained at approximately 60% of total volume year-over-year and we continued to improve revenue and profitability margins in our other business lines.

Table 21. Originations - Expenses	Year Ended December 31,
	2016	2015	2014
Salaries, wages and benefits	$301	$274	$243
General and administrative
Loan origination expenses	76	52	38
Corporate and other general and administrative expenses	74	81	63
Marketing and professional service fee	59	50	37
Depreciation and amortization	11	12	9
Loss on impairment of assets	12	—	—
Total general and administrative	232	195	147
Total expenses - Originations	$533	$469	$390

2016 versus 2015
In 2016, expenses increased 14% from 2015 which is primarily driven by increased volume due to the low interest rate environment. Salary related expenses were higher in 2016 due to incremental headcount driven by higher non-HARP funded units, partially offset by continued improvements in the fulfillment productivity levels. General and administrative expense was higher in 2016 due to the operating costs associated with strategic marketing efforts to take advantage of the low interest rate environment. In December 2016, the Company determined it will no longer market its Originations business under the Greenlight brand and all future business will be marketed under the Nationstar brand. This initiative will allow further costs savings associated with not marketing the Greenlight name and technology expenses associated with the Greenlight website, while having no expected impact to the Originations revenue. Accordingly, a non-cash charge of $12 was recorded for the impairment of the Greenlight trade name.

2015 versus 2014
Salaries, wages and benefits increased during 2015 due to headcount growth aligned with higher lock and funded volumes. General and administrative expense was higher due to higher operating costs associated with the headcount growth, higher loan related costs as a result of increased volumes, and higher regulatory and compliance costs.

Table 22. Originations - Other Income (Expenses), Net	Year Ended December 31,
	2016	2015	2014
Interest income	$63	$67	$72
Interest expense	(58)	(58)	(70)
Other expense	(1)	—	—
Other income (expenses), net - Originations	$4	$9	$2

Weighted average coupon - mortgage loans held for sale	3.9%	4.1%	4.5%
Weighted average cost of funds (excluding facility fees)	2.9%	4.2%	4.7%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

2016 versus 2015
In 2016, interest income declined primarily as a result of lower coupon rates on originated loans when compared to the same periods in 2015. In 2016, interest expense remained flat primarily as a result of lower costs of borrowing, offset by increased borrowing when compared to the same periods in 2015.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 51

2015 versus 2014
Interest income primarily declined as a result of lower coupon rates on originated loans. Interest expense declined primarily as a result of lower costs of borrowing.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans:

Table 23. Repurchase Reserves	Year Ended December 31,
	2016	2015	2014
Repurchase reserves, beginning of period	$26	$29	$41
Provisions, net of release	(6)	—	(9)
Charge-offs	(2)	(3)	(3)
Repurchase reserves, end of period	$18	$26	$29

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

The Company provides certain representations and warranties on the sale of its mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. The Company regularly evaluates the adequacy of this repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions. As a result of year-over-year improvements in loss rates attributable to stronger underwriting standards and due to the fall-off of losses associated with the mortgage loan crisis period prior to 2008, current loss rates have significantly declined. The Company has determined that previously estimated losses are not expected to occur and has updated its analysis for reserves, resulting in a release of reserves to earnings in 2016 as evidence of lower losses became available. The 2014 reserve release was primarily associated with changes to GSE regulations. The Company believes its reserve balances as of December 31, 2016 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

52 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Xome Segment

The Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling a home less complex and increasing transparency through the partnering of both online and offline components of the transaction cycle. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three revenue types categorized as Exchange, Services and Technology and Support.

Exchange revenue is comprised of real estate disposition services. During the third quarter of 2016, we completed the migration of Homesearch.com, our legacy residential real estate platform, to our Xome.com platform which leverages our new proprietary auction technology. The Xome.com platform was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional property sales.

Services revenue is comprised of title, escrow, and collateral valuation services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. Our 2015 acquisition of Experience 1, holding company of Title365 and related entities, has proven to be a positive investment which has expanded our footprint for providing title related services associated with real estate purchases and refinance transactions, particularly in California, Texas and Arizona. In addition, this acquisition has enabled us to expand our third-party revenue.

Technology and Support revenue includes sales of our software as a service (“SaaS”) platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 90% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website -- a significant advantage over our competitor's platforms which generally support either distressed or non-distressed listings, but not both.

Table 24. Xome - Operations	Year Ended December 31,
	2016	2015	2014
Revenues	$423	$437	$305
Expenses	354	358	182
Income before income tax expense	$69	$79	$123
Income before taxes margin	16.3%	18.1%	40.3%

2016 versus 2015
Pretax earnings decreased in 2016 compared to 2015 primarily due to a decline in Exchange revenues coupled with the costs of defending and settling a pre-acquisition liability for $6 associated with our acquisition of Experience 1 in January 2015. These drivers were partially offset by an increase in earnings in our title and escrow business and declines in acquisition costs, executive related compensation and marketing expenses.

2015 versus 2014
Pretax earnings decreased in 2015 compared to 2014 primarily due to our investments in technology initiatives, acquisition related compensation, marketing expenses related to the rebranding to Xome and launch of Xome.com and related apps, increased depreciation and amortization as a result of acquisitions, and to a lesser extent the continued build-out of corporate support functions.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 53

Table 25. Xome - Revenues	Year Ended December 31,
	2016	2015	2014
Exchange	$153	$180	$140
Services	238	221	152
Technology and Support	32	36	13
Total revenues - Xome	$423	$437	$305

Key Metrics
Property listings sold	17,319	20,640	20,966
REO listings at period end	4,669	8,426	9,062
Xome services completed orders	594,623	657,129	632,382
Percentage of revenue earned from third-party customers	40.2%	33.0%	11.7%

2016 versus 2015
Exchange revenues were lower in 2016 compared to the 2015 due to a 16% decline in property sales. The reduction in sales volume was primarily due to a decrease in REO listings as our sales outflow outpaced our referral inflow. Despite the decrease in listings, our average monthly sales turnover rate (current month unit sales divided by current month beginning listing) in 2016 remains consistent with 2015.

Services revenues in 2016 increased compared to 2015, driven primarily by continued growth in our national and retail title and escrow services. Revenue from our national services, which provides refinance and default title and escrow services to mortgage servicers and mortgage originators, grew approximately 39% due to the addition of new customers and volume growth in existing customer relationships. Retail services revenue increased approximately 10% due to a growth in transaction volume and to a lesser extent, an increase in the average fee earned per transaction. Both our national and retail services operations have been positively impacted by a low interest rate environment which has led to strong retail sales and refinance transaction volumes in a number of the geographies we service. The increase in title and escrow services was partially offset by lower revenues generated by valuations services due to a decline in volumes.

2015 versus 2014
Exchange revenues increased in 2015 compared to 2014 due to an increase in the number of properties sold on Homesearch.com, which has since been migrated to our Xome.com platform. Higher average selling price per property sold also contributed to improved performance over 2014.

Our acquisition of Experience 1, the holding company for Title365 and related entities, contributed $106 in additional third-party Services revenues in 2015.

Technology and Support revenues in 2015 increased due to our acquisition of Real Estate Digital in mid-2014.

Table 26. Xome - Expenses	Year Ended December 31,
	2016	2015	2014
Salaries, wages and benefits	$175	$169	$61
General and administrative
Operational expenses	154	176	117
Depreciation and amortization	21	13	4
Loss on impairment of assets	4	—	—
Total general and administrative	179	189	121
Total expenses - Xome	$354	$358	$182

54 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

2016 versus 2015
Salaries, wages and benefits expenses increased in 2016 compared to 2015, driven by higher personnel costs due to an investment in technology personnel to support our technology initiatives, offset by a decline in acquisition and executive compensation. The decrease in general and administrative expenses was driven by a $13 decline in marketing expenses. Our marketing costs had increased in 2015 in support of our Xome rebranding and launch of Xome.com and related apps in June 2015. This decrease in general and administrative expenses was partially offset by costs associated with defending and settling a $6 contingent obligation (partially offset by related reserves). Depreciation and amortization increased primarily due to accelerated intangible amortization associated with the migration from our Homesearch.com platform to our Xome.com auction platform. The migration to the new auction platform has reduced expenses by approximately $1 per quarter beginning in the third quarter of 2016. In 2016, the Company redirected its technology efforts and ceased development on certain initiatives. Additionally, the Company experienced loss of a customer and determined that a certain tradename did not have any future value. Accordingly, a non-cash charge of $4 was recorded for the impairment of these assets.

2015 versus 2014
Salaries, wages and benefits expense was higher in 2015 compared to 2014 due largely to a growth in personnel related costs primarily driven by the acquisitions of Experience 1 in January 2015 and our acquisition of Real Estate Digital in May 2014. Additionally, our personnel costs increased due to increased hirings to support our technology development initiatives and expansion of our services. General and administrative costs increased primarily due to the acquisition of Title365 as well as marketing and technology costs associated with our Xome rebranding and launch of the Xome platform. The increase in depreciation and amortization was driven by our acquisitions and investments in our development objectives.

Corporate and Other

Table 27. Corporate and Other - Operations	Year Ended December 31,
	2016	2015	2014
Revenues	$1	$4	$1
Expenses	112	73	81
Other income (expenses), net	(151)	(146)	(178)
Total loss before income tax benefit - Corporate and Other	$(262)	$(215)	$(258)

Our Corporate and Other segment records interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans in our consolidated balance sheets and the asset-backed certificates acquired by third parties are recorded as nonrecourse debt.

We also include certain non-allocated corporate expenses, primarily interest expense on unsecured senior notes as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

2016 versus 2015
Our interest expense on unsecured senior notes declined during 2016 compared to 2015 primarily due to the repurchase of $109 of notes in the fourth quarter of 2015 and an additional $40 during the course of 2016. Other corporate costs increased in 2016 due to non-recurring expenses in the fourth quarter related to restructuring costs and technology disposition, higher marketing expenses, investments in corporate controls and risk management, interest expense related to a revolving facility used for general corporate purposes, and 2015 results included a nonrecurring gain of $8 related to the fourth quarter 2015 debt repurchase.

2015 versus 2014
Our interest expense on unsecured senior notes declined during 2015 compared to 2014 primarily due to the redemption of $285 of notes in July 2014. Also impacting the decrease was the repurchase of $109 in unsecured senior notes during the fourth quarter of 2015, resulting in a gain of $8. Other corporate costs favorably declined due to reduced direct servicing expenses for the legacy portfolio, lower losses on REO properties sold and lower losses on inventory loans.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 55

Table 28. Legacy Portfolio	Year Ended December 31,
	2016	2015	2014
Performing - UPB	$167	$178	$197
Nonperforming (90+ delinquency) - UPB	49	71	77
REO - estimated fair value	3	4	2
Total legacy portfolio	$219	$253	$276

Table 29. Corporate and Other - Expenses	Year Ended December 31,
	2016	2015	2014
Salaries, wages and benefits	$42	$30	$35
General and administrative
Operational expenses	53	36	34
Depreciation and amortization	8	7	12
Loss on impairment of assets	9	—	—
Total general and administrative	70	43	46
Total expenses - Corporate and Other	$112	$73	$81

2016 versus 2015
Expenses increased in 2016 compared to 2015 due to an increased investment in corporate controls and risk management and an increase in marketing, severance and impairment expenses in fourth quarter of 2016. Marketing expenses increased by $8 in 2016 related to the promotion of the Company's brand and its new website. The Corporate segment also incurred severance related expenses of $5 in connection with initiatives to reduce future corporate overhead costs. Impairment charges of $9 were recorded for technology assets that are no longer being used.

2015 versus 2014
Expenses decreased in 2015 compared to 2014 due to lower REO losses, lower losses on inventory loans, and lower servicing expense in our Legacy portfolio partially offset by higher compensation and related expenses due to an organizational restructuring in the first half of 2015.

Table 30. Corporate and Other - Other Income (Expenses), Net	Year Ended December 31,
	2016	2015	2014
Interest income, legacy portfolio	$14	$14	$15
Interest expense, legacy portfolio	(7)	(8)	(9)
Interest expense on unsecured senior notes	(152)	(160)	(187)
Other interest, net	(5)	—	(8)
Total interest expense	(150)	(154)	(189)
Other income (expense)	(1)	8	11
Other (expense), net - Corporate and Other	$(151)	$(146)	$(178)

Weighted average cost - unsecured senior notes	7.3%	7.3%	7.6%

56 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

2016 versus 2015
Other income (expenses), net includes interest expense associated with our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes which was previously used for supporting Servicing activities. Interest expense on unsecured senior notes declined during 2016 compared to 2015 due to the redemption of $109 of notes during the fourth quarter of 2015 and an additional $40 during the course of 2016. Other interest, net increased due to use of a new revolving facility which has a lower rate than our other facilities. Other income (expense) decreased in 2016 primarily due to a nonrecurring gain of $8 in 2015 related to the extinguishment of long-term debt.

2015 versus 2014
Other income (expenses), net includes interest expense associated with our unsecured senior notes and the interest income and expense from our legacy portfolio. The favorable decline in other income (expenses), net for 2015 compared to 2014 is primarily due to the redemption of $285 of notes in July 2014. Also impacting the decrease was the redemption of $109 of unsecured senior notes during the fourth quarter of 2015.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 57

Changes in Financial Position

Table 31. Assets	December 31,
	2016	2015	% Change
Cash and cash equivalents	$489	$613	(20.2)%
Mortgage servicing rights	3,166	3,367	(6.0)%
Advances and other receivables, net	1,749	2,412	(27.5)%
Reverse mortgage interests, net	11,033	7,514	46.8%
Mortgage loans held for sale at fair value	1,788	1,430	25.0%
Other	1,368	1,281	6.8%
Total assets	$19,593	$16,617	17.9%

Total assets as of December 31, 2016 increased $2,976 compared with December 31, 2015. Mortgage servicing rights, which are recorded at fair value, declined primarily due to a smaller servicing loan portfolio resulting from higher prepayments in 2016 due to lower interest rates throughout most of the year and due to fewer acquisitions of MSRs. These declines were partially offset by increased MSR valuations at December 31, 2016 as a result of increased interest rates during the fourth quarter. Advances and other receivables, net decreased primarily due to lower escrow advances on smaller serviced portfolio. These declines in MSRs and advances were partially offset by an increase in mortgage loans held for sale of $358, or 25%, due to growth in unfunded lock volumes at December 31, 2016 compared to 2015 resulting from lower interest rates that were in effect when the loans were locked. This increase in volume was partially offset by lower end of year values. Reverse mortgage interests increased by $3,519 due to the acquisition of participating interests in an HMBS pool in December 2016 previously securitized by a large financial institution. During 2016, the Company reclassified certain assets to more closely align assets related to amounts from agencies and investors from other assets to advances and other receivables, net, in its previously reported consolidated balance sheet as of December 31, 2015. Refer to Reclassifications in Note 1, Nature of Business and Basis of Presentation, for additional information.

Table 32. Liabilities and Stockholders' Equity	December 31,
	2016	2015	% Change
Unsecured senior notes, net of unamortized debt issuance cost	$1,990	$2,026	(1.8)%
Advance facilities, net of unamortized debt issuance cost	1,096	1,640	(33.2)%
Warehouse facilities, net of unamortized debt issuance cost	2,421	1,890	28.1%
MSR related liabilities - nonrecourse at fair value	1,241	1,301	(4.6)%
Other nonrecourse debt, net of unamortized debt issuance cost	9,631	6,666	44.5%
Other liabilities	1,531	1,327	15.4%
Total liabilities	17,910	14,850	20.6%
Total stockholders' equity attributable to Nationstar	1,677	1,758	(4.6)%
Noncontrolling interest	6	9	(33.3)%
Total liabilities and stockholders' equity	$19,593	$16,617	17.9%

Stockholders' equity increased slightly due to 2016 earnings and issuance of stock under the incentive compensation plan exceeding the repurchase of common stock under the stock repurchase program. Within liabilities, the advance facilities decreased as the portfolio balance continues to decline due to higher prepayments of loans. The decrease in advance facilities was partially offset by the increase in warehouse facilities of $531 or 28% at December 31, 2016 primarily due to borrowings to fund the increased origination activities. Other nonrecourse debt increased by $2,965 due to the December 2016 acquisition of previously securitized HMBS loans.

58 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) payments received from sale or securitization of loans; (iii) proceeds received from the sale of mortgage loans held for sale; (iv) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (v) advance and warehouse facilities, other secured borrowings and the unsecured senior notes; and (vi) payments received in connection with the sale of advance receivables and excess spread.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our marketing and technology expenses.

The Company owns and services reverse mortgage loan portfolios with a UPB of $38,940 as of December 31, 2016, which includes $10,351 of reverse MSRs, $17,574 of reverse MSLs and $11,015 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or annualized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse portfolio recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. The Company securitizes its holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs. Draws on loans totaled $415, $462 and $452, in 2016, 2015 and 2014, respectively.

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. The Company is reliant on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

During 2016, the Company expanded its subservicing portfolios in order to grow its operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. The Company boarded approximately $95,000 UPB of loans associated with two large subservicing contracts and anticipates expansion of new and existing subservicing arrangements in future periods with minimal use of capital.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Year Ended December 31,
	2016	2015	2014
Cash provided by operating profits and changes in working capital and other assets	$778	$213	$(226)
Originations net sales activities	193	208	1,306
Net cash attributable to operating activities	$971	$421	$1,080

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 59

2016 vs. 2015
During 2016, cash generated from operating profits and from changes in working capital and other assets grew by $565 or 265%. Cash from operating activities improved in 2016 primarily due to stronger loan recapture rates and recovery of advances. Cash generated from the origination and sales of loans in 2016 was comparable with 2015. Due to low interest rate environment in 2016, the Company experienced higher funded volumes in 2016 compared to 2015, which led to higher sales volumes in 2016. Cash generated from origination activities will vary based upon the timing of loan fundings and the mix between direct-to-consumer and correspondent lending. Origination net sales activities included repurchases of forward loans assets out of Ginnie Mae securitizations totaling $1,432 and $1,865 in 2016 and 2015, respectively. Substantial portions of these acquisitions are generally recovered in the near term and are reflected as financing activities or proceeds on loans held for sale in operations. In addition, 2016 operating cash flows included $18 net cash proceeds from a sale of HECM loans which were previously acquired from execution of a clean-up call right.

2015 vs. 2014
The $659 decrease in cash provided by operating activities during 2015 was primarily due to a $1,098 decrease in cash proceeds from origination activity as a result of the timing of cash outflows from originating loans and cash inflows from selling loans. The funded volume increased by $1 billion in 2015 compared to 2014 while sales volume remained comparable. The decrease in cash proceeds from origination activity was partially offset by $427 increase in cash proceeds from changes in working capital and other assets which was primarily due to increased sales of reverse mortgage real estate owned, which was impacted by the Generation Mortgage asset acquisition.

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

Table 34. Investing Cash Flow	Year Ended December 31,
	2016	2015	2014
Purchase of reverse mortgage interests, net	$(3,600)	$(4,816)	$—
Purchase of forward mortgage servicing rights, net of liabilities incurred	(144)	(715)	(471)
Proceeds on sale of forward mortgage servicing rights	68	44	—
Proceeds on sale of servicer advances	—	—	768
All other	(62)	(103)	(64)
Net cash attributable to investing activities	$(3,738)	$(5,590)	$233

2016 vs. 2015
Our investing activities used net cash of $3,738 in 2016, which decreased by $1,852 from $5,590 in 2015. In 2016, the Company acquired $3,600 in reverse mortgage interests in securitized HECM loans and related advances. The related HMBS obligations of $3,691 were recorded as nonrecourse debt, and included in financing cash flow as presented below. As a result, the Company received net cash of $91. In 2016, cash used in the purchase of MSRs declined by $571. The Company expanded its forward loan portfolio in 2016 through the addition of subserviced loans, which requires less capital investment.

2015 vs. 2014
We used $5,590 for investing activities during the year ended December 31, 2015. The increase in cash used during 2015 was primarily due to a $4,816 acquisition of reverse mortgage interests from Generation Mortgage during the second quarter of 2015 mostly offset by a corresponding financing inflow. Additionally, we received $768 from the sale of servicer advances during 2014, which did not reoccur during 2015. Finally, we spent an additional $244 on forward MSR purchases during 2015 than 2014.

60 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Table 35. Financing Cash Flow	Year Ended December 31,
	2016	2015	2014
Advance facilities	$(550)	$(256)	$(1,221)
Warehouse facilities	529	321	(860)
Payment of senior unsecured notes and nonrecourse debt	(58)	(116)	(300)
Excess spread and MSR liability financing	(43)	175	40
Increase in participating interest financing in reverse mortgage interests	2,939	4,541	353
HECM securitizations	11	399	259
Repurchase of common stock	(114)	(7)	—
Proceeds from issuance of common stock	—	498	—
Restricted cash activity	(51)	(46)	291
All other	(20)	(26)	(18)
Net cash attributable to financing activities	$2,643	$5,483	$(1,456)

2016 vs. 2015
Our financing activities provided $2,643 in 2016, which decreased by $2,840 from $5,483 in 2015. Advance facilities declined by $550 in 2016 consistent with recoveries in advance balances. These amounts were offset by higher borrowings of $529 in warehouse facilities due to the growth in mortgage loans held for sale from our Originations segment.
As described above, the Company assumed $3,691 liabilities in connection with the acquisition of reverse mortgage interests in 2016 and $4,622 in 2015 related to its acquisitions of reverse mortgage portfolios.
Excess spread financings reflected a net repayment, due to principle payments of $198 exceeding issuances of $155.
In 2016, the Company collapsed two HECM trusts and issued HMBS or private label securities under three new trusts. Proceeds from the securitizations less scheduled pay downs and amounts incurred to settle the collapsed trusts totaled $11.
Financings from equity transactions resulted in the 2016 repurchase of common shares of approximately $114 under the previously authorized share repurchase program. In 2015, net proceeds of $498 were received from the issuance of 17,500 thousand common shares during the second quarter of 2015, which did not recur in 2016.
2015 vs. 2014
Our financing activities provided $5,482 and used $1,456 of cash flow during 2015 and 2014, respectively. The primary drivers include $4,622 of reverse mortgage financing liabilities assumed due to the Generation Mortgage reverse mortgage interest acquisition. Also, $72 used in issuance and repayment of advance, warehouse and senior unsecured notes used during 2015 as compared to $2,395 during 2014. The 2015 activity was primarily comprised of $321, net provided by warehouse facilities, $256, net used to pay down advance facilities, $103 used to pay down senior unsecured notes, $21 debt financing cost and $13 to pay down non-recourse debt, legacy assets. The $2,395 used during 2014 was primarily comprised of $1,221, net to pay down advance facilities, $861, net to pay down warehouse facilities, $285 used to redeem senior unsecured notes, $15 to pay down non-recourse debt legacy assets and $13 debt financing cost. In addition the Company received $498 from the issuance of 17,500 thousand common shares during the first quarter of 2015. Finally, the Company issued two HECM reverse mortgage securitizations during 2015 producing $399, net versus $259, net from a HECM securitization during 2014.

Capital Resources

Capital Structure and Debt

The Company requires access to external financing resources from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. If needed, the Company believes additional capital could be raised through a combination of issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 61

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of December 31, 2016, we are in compliance with our financial covenants on our borrowing arrangements and credit facilities. These covenants are generally related to our tangible net worth, liquidity reserves and leverage requirements.

Seller/Servicer Financial Requirements
Effective December 31, 2015, the Federal Housing Finance Agency ("FHFA") finalized minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers as set forth below.

Minimum Net Worth

▪	Base of $2.5 plus 25 basis points of UPB for total loans serviced.

▪	Tangible Net Worth comprises total equity less goodwill, intangible assets, affiliate receivables and certain pledged assets.

Minimum Capital Ratio

▪	Tangible Net Worth/Total Assets greater than 6%.

Minimum Liquidity

▪	3.5 basis points of total Agency servicing (Fannie Mae, Freddie Mac, Ginnie Mae) plus,

▪	Incremental 200 basis points of total nonperforming Agency, measured as 90+ delinquencies, servicing in excess of 6% of the total Agency servicing UPB,

▪
Allowable assets for liquidity may include: cash and cash equivalents (unrestricted), available for sale or held for trading investment grade securities (e.g., Agency MBS, Obligations of GSEs, US Treasury Obligations); and unused/available portion of committed servicing advance lines.

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness and Note 17, Capital Requirements for additional information. As of December 31, 2016, Nationstar was in compliance with its seller/servicer financial requirements.

Table 36. Debt	December 31,
	2016	2015
Advance facilities, net of unamortized debt issuance costs	$1,096	$1,640
Warehouse facilities, net of unamortized debt issuance costs	2,421	1,890
Unsecured senior notes, net of unamortized debt issuance costs	1,990	2,026

Advance Facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. Pursuant to the terms of our agreements, New Residential now has the obligation to fund future advances on private-label securitized loans, subject to sales transaction.

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At December 31, 2016, unsecuritized borrower draws totaled $235, and our maximum unfunded advance obligation related to these reverse mortgage loans was $4,396.

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days which are then sold or placed in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

62 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, with maturity dates ranging from April 2015 to June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.6%.

Table 37. Contractual Maturities - Unsecured Senior Notes

As of December 31, 2016, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are presented below.

Year Ended December 31,	Amount
2017	$—
2018	461
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes	2,007
Unamortized debt issuance costs	(17)
Unsecured senior notes, net of unamortized debt issuance costs	$1,990

Table 38. Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2016.

	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$—	$806	$995	$206	$2,007
Interest payment from unsecured senior notes (1)	146	246	136	10	538
Advance facilities	1,096	—	—	—	1,096
Warehouse facilities	2,423	—	—	—	2,423
Capital lease obligations	6	6	—	—	12
Operating lease obligations	37	55	33	16	141
Total	$3,708	$1,113	$1,164	$232	$6,217
(1) Interest expense on advance and warehouse facilities is not presented in this table due to the short term nature of these facilities.
In addition to the above contractual obligations, we have also been involved with several securitizations, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. For more information regarding our indebtedness, see Note 10, Indebtedness, in the Consolidated Financial Statements.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 63

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 14, Fair Value Measurements and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability.
Fair Value Measurements
MSRs at Fair Value
The Company retains the servicing rights for all existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations and comprehensive income. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service.
We use internal financial models that use market participant data to value these MSRs. These models are complex and use asset specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Although the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a quarterly basis, we obtain external market valuations from independent third-party MSR valuation experts in order to validate the reasonableness of our internal valuation.
Excess Spread Financing
In conjunction with the acquisition of certain of our MSRs, we have entered into a sale and assignment agreements, which we account for as financings with New Residential and a third party associated with funds and accounts under management of BlackRock Financial Management, Inc., whereby we sell the right to receive a portion of the excess cash flow generated from a certain underlying MSR portfolios after receipt of a fixed base servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations and comprehensive income. We estimate the fair value of these financings using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, and average life.
In addition, should we refinance any loan in the portfolios, subject to certain limitations, we are required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.
Mortgage Servicing Rights Financing Liability
From time to time, we will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheets. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent upon the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with the Company. We continue to account for the mortgage servicing rights on our consolidated balance sheets. Consequently, we record a mortgage servicing rights financing liability associated with this financing transaction.

64 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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

Reserves for Origination Activity
Nationstar provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from government sponsored entities, Ginnie Mae, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is an offset component of net gain on mortgage loans held for sale.
Nationstar utilizes internal models to estimate reserves for loan origination activities based upon our expectation of future defaults and the historical defect rate for government insured loans and is based upon judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of our underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Nationstar and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.
Reserves for Forward Servicing Activity
In connection with loan servicing activities, Nationstar records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims as well as GSE assessed compensatory fees. Reserves for advances on loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in servicing revenue. Such valuation gives consideration to the expected cash outflows and inflows for servicing receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans transfer out of the MSR portfolio, any negative MSR value associated with the loans is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.
Nationstar estimates reserves for loan servicing activities, which primarily consider both historical and expected recovery rates on claims filed with government agencies, GSEs, vendors and other counterparties. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts due from prior servicers and its ability to effectively negotiate settlement of amounts due from counterparties, as needed.
Reserves for Reverse Mortgage Interests
Nationstar records an allowance for reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures associated with the Company's ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions included in the model include but are not limited to interest rates, borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other Nationstar and macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves, a provision is recorded to general and administrative expense, as needed. Reserve requirements are subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts due from prior servicers and its ability to effectively negotiate settlement of amounts due from counterparties, as needed.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 65

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and GSEs. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth by the applicable agencies. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of our servicing operations, we estimate and record an asset for expected recoveries from prior servicers for their respective portion of these losses. Such amounts are recorded in advances and other receivables for the Company's forward loan portfolio and within reverse mortgage interests for the Company's reverse loan portfolio. Estimated recoveries from prior servicers are based on management's best estimate of the allocation of losses among servicing parties, terms of the indemnification provisions, prior recovery experience, status of current negotiations and the prior servicer's ability to pay requested amounts. The Company updates its estimate of recovery each period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on the Company's assessment of the prior servicer's responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

OTHER MATTERS

Recent Accounting Developments

See Note 1, Description of Business and Basis of Presentation, in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Further, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 12, Securitizations and Financings, in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 9, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of Nationstar's derivative transactions.

66 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments.
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
We actively manage the risk profiles of interest rate lock commitments ("IRLCs") and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.
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

We used December 31, 2016 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 67

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve:

Table 39. Change in Fair Value	December 31, 2016
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(175)	$172
Mortgage loans held for sale at fair value	20	(22)
Derivative financial instruments:
Interest rate lock commitments	18	(24)
Total change in assets	(137)	126
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(5)	5
Excess spread financing at fair value	(39)	35
Derivative financial instruments:
Interest rate swaps and caps	—	—
Forward MBS trades	37	(40)
Total change in liabilities	(7)	—
Total, net change	$(130)	$126

68 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Item 8. Financial Statements and Supplementary Data

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage Holdings Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2017

70 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$489	$613
Restricted cash	388	332
Mortgage servicing rights, $3,160 and $3,358 at fair value, respectively	3,166	3,367
Advances and other receivables, net of reserves of $184 and $130, respectively	1,749	2,412
Reverse mortgage interests, net of reserves of $131 and $53, respectively	11,033	7,514
Mortgage loans held for sale, at fair value	1,788	1,430
Mortgage loans held for investment, net of allowance for loan losses of $3 and $4, respectively	151	174
Property and equipment, net of accumulated depreciation of $118 and $93, respectively	136	143
Derivative financial instruments at fair value	133	100
Other assets	560	532
Total assets	$19,593	$16,617

Liabilities and stockholders' equity
Unsecured senior notes, net of unamortized debt issuance costs $17 and $23, respectively	$1,990	$2,026
Advance facilities, net of unamortized debt issuance costs $0 and $6, respectively	1,096	1,640
Warehouse facilities, net of unamortized debt issuance costs $2 and $3, respectively	2,421	1,890
Payables and accrued liabilities	1,470	1,296
MSR related liabilities - nonrecourse at fair value	1,241	1,301
Mortgage servicing liabilities	48	25
Derivative financial instruments at fair value	13	6
Other nonrecourse debt, net of unamortized debt issuance costs $7 and $4, respectively	9,631	6,666
Total liabilities	17,910	14,850
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,826 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,122	1,105
Retained earnings	701	682
Treasury shares at cost, 12,418 thousand and 1,826 thousand shares, respectively	(147)	(30)
Total Nationstar stockholders' equity	1,677	1,758
Noncontrolling interest	6	9
Total stockholders' equity	1,683	1,767
Total liabilities and stockholders' equity	$19,593	$16,617
See accompanying notes to the consolidated financial statements.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 71

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service related revenue, net	$1,118	$1,305	$1,376
Net gain on mortgage loans held for sale	797	684	597
Total revenues	1,915	1,989	1,973
Expenses:
Salaries, wages and benefits	813	763	643
General and administrative	831	925	715
Total expenses	1,644	1,688	1,358
Other income (expense):
Interest income	425	351	180
Interest expense	(665)	(605)	(516)
Other income (expense)	(2)	7	7
Total other income (expense), net	(242)	(247)	(329)
Income before income tax expense	29	54	286
Less: Income tax expense	13	11	65
Net income	16	43	221
Less: Net income (loss) attributable to noncontrolling interests	(3)	4	—
Net income attributable to Nationstar	19	39	221
Other comprehensive income, net of tax:
Change in value of designated cash flow hedge, net of tax of $0, $0 and ($1), respectively	—	—	(2)
Total comprehensive income	$19	$39	$219

Net income per common share attributable to common stockholders:
Basic	$0.19	$0.38	$2.47
Diluted	$0.19	$0.37	$2.45
Weighted average shares of common stock outstanding (in thousands):
Basic	99,765	103,248	89,521
Dilutive effect of stock awards	880	532	499
Diluted	100,645	103,780	90,020
See accompanying notes to the consolidated financial statements.

72 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Accumulated Other Comprehensive Income	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Year Ended December 31, 2013	90,330	$1	$566	$422	$(7)	$2	$984	$5	$989
Shares issued / (surrendered) under incentive compensation plan	724	—	—	—	—	—	—	—	—
Change in value of cash flow hedge, net of tax of $1	—			—	—	(2)	(2)	—	(2)
Share-based compensation	—		19	—	—	—	19	—	19
Excess tax benefit from share-based compensation	—		2	—	—	—	2	—	2
Shares acquired by Nationstar related to incentive compensation awards	—		—	—	(5)	—	(5)	—	(5)
Net income	—		—	221	—	—	221	—	221
Year Ended December 31, 2014	91,054	1	587	643	(12)	—	1,219	5	1,224
Shares issued / (surrendered) under incentive compensation plan	(50)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	20	—	—	—	20	—	20
Stock offering	17,500	—	498	—	—	—	498	—	498
Repurchase of common stock	(504)	—	—	—	(18)		(18)	—	(18)
Net income	—	—	—	39	—	—	39	4	43
Year Ended December 31, 2015	108,000	1	1,105	682	(30)	—	1,758	9	1,767
Shares issued / (surrendered) under incentive compensation plan	86	—	—	—	(3)	—	(3)	—	(3)
Share-based compensation	—	—	21	—	—	—	21	—	21
Excess tax deficiency from share-based compensation	—	—	(4)	—	—	—	(4)	—	(4)
Repurchase of common stock	(10,589)	—	—	—	(114)	—	(114)	—	(114)
Net income	—	—	—	19	—	—	19	(3)	16
Year Ended December 31, 2016	97,497	$1	$1,122	$701	$(147)	$—	$1,677	$6	$1,683
See accompanying notes to the consolidated financial statements.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 73

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income attributable to Nationstar	$19	$39	$221
Reconciliation of net income to net cash attributable to operating activities:
Noncontrolling interest	(3)	4	—
Net gain on mortgage loans held for sale	(797)	(684)	(597)
Provision for servicing reserves	124	51	86
Fair value changes and amortization of mortgage servicing rights	484	460	234
Fair value changes in mortgage loans held for sale	15	1	(12)
Fair value changes in excess spread financing	25	26	57
Fair value changes in mortgage servicing rights financing liability	(42)	19	(33)
Amortization (accretion) of premiums (discounts)	64	(2)	11
Depreciation and amortization	63	53	40
Shared based compensation	21	20	19
Loss on impairment of assets	25	—	—
Other (gain) loss	2	(7)	4
Repurchases of forward loan assets out of Ginnie Mae securitizations	(1,432)	(1,865)	(3,692)
Mortgage loans originated and purchased, net of fees	(20,406)	(17,971)	(17,138)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	22,031	20,044	22,136
Excess tax benefit (deficiency) from share based compensation	4	—	(2)
Changes in assets and liabilities:
Advances and other receivables, net	566	472	256
Reverse mortgage interests, net	246	(285)	(1,020)
Other assets	(59)	103	530
Payables and accrued liabilities	21	(57)	(20)
Net cash attributable to operating activities	971	421	1,080
Investing Activities
Property and equipment additions, net of disposals	(62)	(57)	(56)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(144)	(715)	(471)
Purchase of reverse mortgage interests, net	(3,600)	(4,816)	—
Proceeds on sale of forward and reverse mortgage servicing rights	68	44	—
Proceeds on sale of servicer advances	—	—	768
Proceeds from sale of building	—	—	10
Business acquisitions, net	—	(46)	(18)
Net cash attributable to investing activities	(3,738)	(5,590)	233
 Continued on following page.
See accompanying notes to the consolidated financial statements.

74 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Year Ended December 31,
	2016	2015	2014
Financing Activities
Increase (decrease) in warehouse facilities	529	321	(860)
Proceeds from HECM securitizations	724	560	269
Repayment of HECM securitizations	(713)	(161)	(10)
Increase in participating interest financing in reverse mortgage interests	2,939	4,541	353
Decrease in advance facilities	(550)	(256)	(1,221)
Repayment of excess spread financing	(198)	(210)	(184)
Issuance of excess spread financing	155	386	171
Proceeds from mortgage servicing rights financing	—	—	53
Repayment of nonrecourse debt - legacy assets	(18)	(13)	(15)
Repurchase of unsecured senior notes	(40)	(103)	(285)
Repurchase of common stock	(114)	(7)	—
Issuance of common stock, net of issuance costs	—	498	—
Transfers (to) from restricted cash, net	(51)	(46)	291
Excess tax (deficiency) benefit from share based compensation	(4)	—	2
Surrender of shares relating to stock vesting	(3)	(6)	(5)
Debt financing costs	(13)	(21)	(15)
Net cash attributable to financing activities	2,643	5,483	(1,456)
Net increase (decrease) in cash and cash equivalents	(124)	314	(143)
Cash and cash equivalents at beginning of year	613	299	442
Cash and cash equivalents at end of year	$489	$613	$299
Supplemental disclosures of cash activities
Cash paid for interest expense	$694	$431	$515
Net cash paid for income taxes	17	30	2
See accompanying notes to the consolidated financial statements.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 75

Notes to Consolidated Financial Statements
(All amounts in millions, except per share data and other key metrics, unless otherwise noted)

1. Nature of Business and Basis of Presentation

Nature of Business
Nationstar Mortgage Holdings Inc., a Delaware corporation, including its consolidated subsidiaries (collectively, "Nationstar" or the "Company"), earns fees through the delivery of servicing, origination and transaction based services primarily related to single-family residences throughout the United States.

Basis of Presentation
The consolidated financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassifications
During 2016, the Company reclassified certain assets in its previously reported consolidated balance sheet as of December 31, 2015, to more closely align assets due from agencies and investors from other assets to advances and other receivables, net. In addition, the Company reclassified unamortized debt issuance costs pursuant to the adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, associated with its unsecured senior notes, advance facilities, warehouse facilities and other nonrecourse debt in its previously reported Consolidated Balance Sheet as of December 31, 2015. The revised balances of those accounts as of December 31, 2015 are shown in the table below.

	As presented	Reclassification		As adjusted
	December 31, 2015	ASU 2015-03	Other	December 31, 2015
Advances and other receivables, net	$2,223	$—	$189	$2,412
Other assets	759	(38)	(189)	532
Unsecured senior notes	2,049	(23)	—	2,026
Advance facilities	1,646	(6)	—	1,640
Warehouse facilities	1,894	(4)	—	1,890
Other nonrecourse debt	6,671	(5)	—	6,666

76 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Recent Accounting Guidance Adopted
Effective January 1, 2016, the Company prospectively adopted Accounting Standards Update No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires performance targets affecting vesting that could be achieved after the requisite service period be treated as a performance condition. The adoption of ASU 2014-12 did not have a material impact on our financial condition, liquidity or results of operations.

Effective January 1, 2016, the Company retrospectively adopted Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs to be included in the carrying value of the related debt liability, when recognized, on the face of the balance sheet. The adoption of ASU 2015-03 was limited to balance sheet reclassification of unamortized debt issuance costs, and did not impact the Company's financial condition, liquidity or results of operations. See Reclassifications section above for further details. Also, ASU 2015-15, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements further expands ASU 2015-03 for presentation and disclosure in the financial statements. ASU 2015-15 clarifies that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 did not have a material impact on our financial condition, liquidity or results of operations.

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

Effective December 31, 2016, the Company prospectively adopted Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The adoption of ASU 2014-15 did not impact our assessment of the Company's ability to continue as a going concern or our disclosures in the consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate technology and support. We have performed a preliminary review of the new guidance as compared to our current accounting policies, and we are currently evaluating all services rendered to our customers as well as underlying contracts to determine the impact of this standard to our revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, through our review, we have identified three service offerings within the scope of ASC 606, under Xome. Total revenue recorded in 2016 associated with these service offerings totaled $423. Although revenue recognition may be impacted to some degree for these service offerings, we do not anticipate the impact to be materially different from the current revenue recognition processes. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 77

Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), primarily impacts accounting for equity investments and financial liabilities under the fair value option, as well as the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments will generally be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 is effective for interim periods beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.
Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements. If the same lease obligations that are in existence as of December 31, 2016 were also in existence at the time of implementation of this standard, we would expect the additional assets and lease obligations to be added to the consolidated balance sheets upon implementation to approximate $118. The Company is currently evaluating the impact of this new standard to its debt covenants and capitalization requirements.
Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification of cash flows. ASU 2016-09 is effective for interim periods beginning after December 15, 2016. Upon adoption, the Company will recognize the incremental income tax windfall (excess tax compensation) or shortfall (excess book compensation) related to restricted share unit vesting in the statement of operations and comprehensive income, whereas these tax effects are presently recognized directly in shareholders' equity. For presentation purposes, the incremental tax windfall or shortfall associated with these events will be classified as a cash inflow from operating activity as compared with a financing activity, as required under current guidance.

Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) and Accounting Standards Update No 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18) both relate to the Statement of Cash Flows (Topic 230) and are intended to provide specific guidance to reduce the diversity in practice. ASU 2016-15, addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of ASU 2016-15 will have on the Company’s classification of cash flows.

ASU 2016-18 addresses the classification and presentation of changes in restricted cash on the statement of cash flows. This new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2016-18 on its consolidated financial statements.

78 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17), which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies the analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. ASU 2016-17 will be effective for interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of ASU 2016-17 on our consolidated financial statements.

Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the standard suggests that the set of transferred assets and activities is not a business. The guidance requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The ASU is effective for interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of ASU 2017-01 on our consolidated financial statements.

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after 1 January 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements. The amendments is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

2. Significant Accounting Policies
The following summarizes the significant accounting policies of Nationstar applied in the preparation of the accompanying consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other interest-bearing investments with original maturity dates of 90 days or less.

Restricted Cash
With respect to our Originations segment, restricted cash includes (i) principal received from borrowers on originated loans pledged to a warehouse facility and (ii) guarantee fees collected on behalf and payable to either Fannie Mae or Freddie Mac on a monthly basis. With respect to our Servicing segment, restricted cash includes recoveries received from borrowers or investors on advances pledged to advance facilities and to advance facilities structured as special purposes entities that require certain level of restricted cash.
Advances and Other Receivables, Net
The Company advances funds to or on behalf of the investor when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance) in accordance with terms of our servicing agreements. The Company also advances funds to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors. Advances are recovered from borrowers for performing loans and from the investors for non-performing loans.

Nationstar may also acquire servicer advances in connection with the acquisition of MSR. These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Forward Servicing Activity.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 79

Mortgage Loans Held for Sale
Nationstar originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. Nationstar estimates fair value of mortgage loans held for sale by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis. In connection with Nationstar’s election to measure originated mortgage loans held for sale at fair value, Nationstar records the loan originations fees, net of direct loan originations costs associated with these loans when earned. Origination fees, the net gain on sale of loans, and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations and comprehensive income.

The Company may repurchase loans that were previously transferred to Ginnie Mae if that loan meets certain criteria, including being delinquent greater than 90 days. Nationstar has the intention of selling such loans and has classified as loans held for sale and has elected to measure these repurchased loans at fair value.
Mortgage Loans Held for Investment, Net
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

A valuation allowance is established by recording a provision for loan losses in the consolidated statements of operations and comprehensive income when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of Nationstar’s interest in reverse mortgage loans (either securitized or unsecuritized) as well as related claims receivables and REO. Nationstar primarily acquires and services interests in reverse mortgage loans insured by the Federal Housing Administration ("FHA") known as Home Equity Conversion Mortgages ("HECMs"). HECMs provide seniors aged 62 and older with a loan secured by their home and can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws as well as through the accrual of interest and FHA mortgage insurance premiums. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Any shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines.

Nationstar records acquired reverse mortgage interests assets and related obligations assumed at relative fair value on the acquisition date. Any premium or discount associated with the recording of the assets is accreted or amortized into interest income, respectively as the underlying HECMs are liquidated. As the HECM loan moves through the foreclosure and claims process, the Company classifies reverse mortgage interests as REO and HECM related receivables, respectively. Borrower draws, mortgage insurance premiums funded by Nationstar, and the accrual of interest are capitalized and recorded as reverse mortgage interests on the Company's consolidated balance sheets. On the consolidated statements of operations and comprehensive income, interest income is accrued monthly based upon the borrower interest rates. Nationstar includes the cash outflow from funding these amounts as operating activities in the consolidated statements of cash flow as a component of reverse mortgage interests.

80 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Nationstar is an authorized Ginnie Mae HECM mortgage-backed security (“HMBS”) program issuer and servicer. In accordance with Ginnie Mae HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, interest accruals, and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. Nationstar pools and securitizes such eligible items into Ginnie Mae HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to FHA or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the Ginnie Mae HMBS program, the Company has determined that the securitzations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings. If the Company has repurchased an inactive HECM loan that cannot be assigned to FHA, the Company may pool and securitize these loans into a private HECM securitization. These securitizations are also recorded as secured borrowings on the consolidated balance sheets. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations and comprehensive income. Both the acquisition and assumption of HECM loans and related Ginnie Mae HMBS debt are presented as investing and financing activities, respectively, in the consolidated statements of cash flows. Subsequent proceeds received from securitizations and subsequent repayments on the securitized debt are presented as financing activities in the consolidated statements of cash flows. Reserves related to recoverability of reverse mortgage interests are discussed below in Reserves for Reverse Mortgage Interests.

Mortgage Servicing Rights (MSRs)
Nationstar recognizes as assets the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans Nationstar originates with servicing retained. Nationstar initially records all MSRs at relative fair value. MSRs related to reverse mortgages are subsequently recorded at the lower of amortized cost or fair value. The Company has elected fair value option for forward MSRs.

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. Nationstar determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions other similar market participants use in valuing the MSRs. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. Nationstar obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. Nationstar receives a base servicing fee ranging from 0.21% to 0.50% annually on the outstanding principal balances of the loans, which is collected from investors.

Additionally, Nationstar owns servicing rights for certain reverse mortgage loans. For this class of servicing rights, Nationstar initially records a MSR or MSL on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. Nationstar applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL amortized in the period in which related loses are incurred. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. These stratification characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment of the MSR or additional obligation associated with the MSL are recorded through a valuation allowance, unless considered other-than-temporary, and are recognized as a charge to servicing revenue. Amounts amortized or accreted are recognized as an adjustment to service related revenue, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with Nationstar's acquisition of certain mortgage servicing rights on various pools of residential mortgage loans (the "Portfolios"), Nationstar has entered into sale and assignment agreements related to its right to servicing fees under which, Nationstar sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The sale of these rights is accounted for as secured borrowings, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. Nationstar determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 81

Nationstar has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net in the consolidated statements of operations and comprehensive income. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value.

Mortgage Servicing Rights Financing
From time to time, Nationstar will enter into certain transactions with third parties to sell certain mortgage servicing rights and servicer advances under specified terms. Nationstar evaluates these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, Nationstar derecognizes the transferred assets on its consolidated balance sheets. Nationstar has determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the mortgage servicing rights continues to reside with the Company. Nationstar continues to account for the mortgage servicing rights on its consolidated balance sheets. In addition, Nationstar records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company's service related revenues.

Nationstar has elected to measure the mortgage servicing rights financing liabilities at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net, in the consolidated statements of operations and comprehensive income. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Participating Interest Financing
Nationstar periodically securitizes participating interests in HECM loans (mainly borrower draws, mortgage insurance premium and interest) into HECM mortgage backed securities ("HMBS") which are sold to third-party security holders and guaranteed by Ginnie Mae. The securitization transactions are accounted for as secured borrowings with the obligations to the HMBS presented as participating interest financing included within other nonrecourse debt in the Company's consolidated balance sheets. Issuance or acquisition of HMBS is presented as a financing activity in the consolidated statements of cash flow. Interest is accrued monthly based upon the stated HMBS rates to interest expense in the consolidated statements of operations and comprehensive income. HMBS issuance premiums or discounts are deferred as a component of the participating interest financing and amortized or accreted, respectively, to interest expense over the life of the HMBS on an effective interest method.
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

Revenues From Forward Servicing Activities
Service related revenues primarily include contractually specified servicing fees, late charges, prepayment penalties and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned, which is generally upon collection of the payments from the borrower. Corresponding loan servicing costs are charged to expense as incurred. Nationstar recognizes ancillary revenues as they are earned, which is generally upon collection of the payments from the borrower.

In addition, Nationstar receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities ("GSE") portfolios. Fees recorded on modifications of mortgage loans held for investment performed outside of government programs are deferred and recognized as an adjustment to the loans held for investment. These fees are accreted into interest income as an adjustment to the loan yield over the life of the loan. Fees recorded on modifications of mortgage loans serviced by Nationstar for others are recognized on collection and are recorded as a component of service related revenues. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by Nationstar and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service related revenues. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service related revenues.

Nationstar also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

82 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Revenues From Origination Activities
Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs, at the time the loans are funded.

Revenues From Reverse Mortgage Servicing and Reverse Mortgage Interests
Nationstar performs servicing of reverse loans, similar to our forward servicing business, and receives servicing fees from investors, which is recorded in service related revenues. For reverse mortgage interests, where the Company records entire participating interest in HECM loans, the Company accrues interest in accordance with FHA guidelines and records interest income on the consolidated statements of operations and comprehensive income.

See also the “Recent Accounting Guidance Not Yet Adopted” discussion in Note 1, Nature of Business and Basis of Presentation for new accounting guidance related to revenue from contracts with customers.
Net Gain on Mortgage Loans Held for Sale
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been legally isolated from Nationstar, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Nationstar does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Nationstar to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.
Reserves for Origination Activity
Nationstar provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from government sponsored entities, Ginnie Mae, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is an offset component of net gain on mortgage loans held for sale.

Nationstar utilizes internal models to estimate reserves for loan origination activities based upon our expectation of future defaults and the historical defect rate for government insured loans and is based upon judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of our underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Nationstar and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.
Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, Nationstar records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims as well as GSEs assessed compensatory fees. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in service related revenue. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transfered is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.
Nationstar evaluates reserve sufficiency for forward loan servicing activities through consideration of both historical and expected recovery rates on claims filed with government agencies, GSEs, vendors, prior servicers and other counterparties. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts due from prior servicers and to effectively negotiate settlements, as needed.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 83

Reserves for Reverse Mortgage Interests
Nationstar records an allowance for reserves related to reverse mortgage interests based on unrecoverable costs and estimates of probable loss exposures. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures associated with the Company's ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions included in the model include but are not limited to interest rates, borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves, a provision is recorded to general and administrative expense, as needed. Reserve requirements are subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support claims filed and its ability to effectively negotiate settlement of amounts due from GSEs, mortgage insurers, or prior servicers, as needed.

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and GSEs. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of our servicing operations, we estimate and record an asset for probable recoveries from prior servicers for their respective portion of these losses. As of December 31, 2016, such amounts are recorded in advances and other receivables of $94 for the Company's forward loan portfolio and within reverse mortgage interests of $38 for the Company's reverse loan portfolio. Estimated recoveries from prior servicers are based on management's best estimate of allocated losses among servicing parties, terms of the indemnification provisions, prior recovery experience, current negotiations and the servicer's ability to pay requested amounts. The Company updates its estimate of recovery each period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on the Company's assessment of the prior servicer's responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations and comprehensive income. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

We periodically review our property and equipment when events or changes in circumstances indicates that the carrying amount of our property and equipment might not be recoverable under the recoverability test, whereby the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded to general and administrative expense, as needed. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow.

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

84 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Variable Interest Entities
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPEs"), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. Nationstar will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity ("VIE"). When an SPE meets the definition of a VIE and the Company determines that Nationstar is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Nationstar consolidates SPEs connected with both forward and reverse mortgage activity. See Note 12, Securitization Financings for more information on Nationstar SPEs and Note 10, Indebtedness for certain debt activity connected with SPEs.

Securitizations and Asset-Backed Financing Arrangements
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

Securitizations Treated as Sales
Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2016, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Nationstar. The general creditors of Nationstar have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. Nationstar considers the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Advances and Other Receivables, Net and Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

Financings
Nationstar transfers advances on loans serviced for others to SPEs in exchange for cash. Nationstar consolidates these SPEs because Nationstar is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. Nationstar made these transfers under the terms of its advance facility agreements. Nationstar classifies the transferred advances on its consolidated balance sheets as advances and classifies the related liabilities as advance facilities and other nonrecourse debt. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Nationstar.

Upon securitization of a HECM loan under the GNMA Mortgage-backed securities program, ownership and legal title to the HECM loan is transferred to GNMA. The Company accounts for these transactions as secured borrowings. An asset is recorded within reverse mortgage interests related to the transferred HECM loan and the financing related to the HMBS note is included in other nonrecourse debt in our consolidated financial statements.

Occasionally, Nationstar will transfer reverse mortgage interests into private securitization trusts ("Reverse Trusts"). Nationstar evaluates the Reverse Trusts to determine whether they meet the definition of a VIE, and when the Reverse Trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, Nationstar will retain the securitized reverse mortgage interests on its balance sheet and recognize the issued securities in other nonrecourse debt.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 85

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. Nationstar recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. Although its derivative instruments are intended to hedge economic events, Nationstar does not designate any derivative instruments as an accounting hedge.

Derivatives instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), loan purchase commitments ("LPCs"), forward MBS purchase commitments, Eurodollar futures, Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 and 90 days; and we typically sell mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment.

Nationstar uses derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. The forward sales commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to Nationstar. Our expectation of the amount of our interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in hedging the position. Nationstar may also enter into commitments to purchase MBS as part of its overall hedging strategy. .

Nationstar also purchases interest rate swaps, Eurodollar futures and Treasury futures to mitigate exposure to the effect of changing interest rates on cash flows on securitized mortgage borrowings.

Goodwill and Intangible Assets
Goodwill is initially recorded as the excess of purchase price over fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, as of October 1st and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount of goodwill with its fair value. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. A qualitative assessment of impairment is permitted to determine whether it is more likely than not that an impairment has occurred. Factors considered in the qualitative assessment include the Company's overall financial performance, general economic conditions, conditions of the industry and market in which it operates, regulatory developments, and cost factors. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is required. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.

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

Intangible assets that are determined to have an indefinite life are not amortized, but are evaluated for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company has the option to first perform a qualitative assessment. Alternatively, the Company can directly perform the quantitative impairment test. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value as determined by its discounted cash flow, such individual indefinite-lived intangible asset is written down by the amount of excess.

86 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans sold to Ginnie Mae, Nationstar as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, Nationstar has effectively regained control over the loan, and under GAAP, must recognize the right to the loan on its consolidated balance sheets and establish a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan. The Company recognizes the right to purchase these mortgage loans in other assets at their unpaid principal balances and records a corresponding liability in payables and accrued liability for mortgage loans eligible for repurchase on its consolidated balance sheets.
Interest Income
Interest income is recognized on loans held for sale for the period from loan funding to sale, which is typically within 30 days. Loans are placed on non-accrual status when any portion of the principal or interest is 90 days past due. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current and it is probable that the amounts are fully collectible. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis.

Interest income also includes interest earned on custodial cash deposits associated with the mortgage loans serviced, and interest earned on reverse mortgage interest. Reverse mortgage interest accrues as interest income in accordance with FHA guidelines

Share-Based Compensation Expense
Share-based compensation is recognized as an expense in the consolidated statements of operations and comprehensive income, based on the fair values of the shared-based awards on the grant date. The amount of compensation is measured at the fair value of the awards when granted and expensed over the requisite service period to salaries, wages and benefits in the consolidated statements of operations and comprehensive income.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. Nationstar incurred advertising costs of $58, $61 and $42 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back tax losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating tax loss and tax credit carryforwards which may expire unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 87

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company has adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. At December 31, 2016 and 2015, the Company did not have any amounts recorded with respect to uncertainty in income taxes.
Earnings Per Share
Basic net income per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Equity instruments with a dilutive impact to earnings per share include outstanding restricted stock units issued by the Company.

3. Mortgage Servicing Rights and Related Liabilities
The following sets forth the carrying value of Nationstar's MSRs and the related liabilities.

MSRs and Related Liabilities	December 31, 2016	December 31, 2015
Forward MSRs - fair value	$3,160	$3,358
Reverse MSRs - amortized cost	6	9
Mortgage servicing rights	$3,166	$3,367

Mortgage servicing liabilities - amortized cost	$48	$25

Excess spread financing - fair value	$1,214	$1,232
Mortgage servicing rights financing liability - fair value	27	69
MSR related liabilities (nonrecourse)	$1,241	$1,301

Forward Mortgage Servicing Rights - Fair Value
The Company owns and records at fair value the rights to service traditional residential mortgage loans ("forward" loans) for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. Forward MSRs are comprised of rights related to both agency and non-agency loans.

The activity of MSRs carried at fair value is as follows for the dates indicated.

	Year Ended December 31,
Forward MSRs - Fair Value	2016	2015
Fair value at the beginning of the period	$3,358	$2,950
Additions:
Servicing resulting from transfers of financial assets	208	221
Purchases of servicing assets	157	711
Dispositions:
Sales of servicing assets	(67)	(46)
Changes in fair value:
Due to changes in model inputs	(79)	(58)
Other changes in fair value	(417)	(420)
Fair value at the end of the period	$3,160	$3,358
88 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment. During 2016, the Company sold MSRs relating to the UPB of $11,546 and was retained as the subservicer for UPB of $10,494, and in 2015 the Company sold MSRs relating to the UPB of $4,705 and was retained as the subservicer for UPB of $4,647.

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

The following table provides a breakdown of the total credit and interest sensitive UPBs for Nationstar's forward owned MSRs that are carried at fair value.

	December 31, 2016		December 31, 2015
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$198,935	$1,818	$224,334	$2,017
Interest sensitive	113,141	1,342	121,342	1,341
Total	$312,076	$3,160	$345,676	$3,358

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated.

Credit Sensitive	December 31, 2016	December 31, 2015
Discount rate	11.6%	11.6%
Total prepayment speeds	15.4%	16.5%
Expected weighted-average life	6.0 years	5.9 years

Interest Sensitive
Discount rate	9.3%	9.1%
Total prepayment speeds	10.7%	12.4%
Expected weighted-average life	6.8 years	6.1 years

The following table shows the hypothetical effect on the fair value of the MSRs using certain unfavorable variations of the expected levels of key assumptions used in valuing these assets at December 31, 2016 and 2015.

	Discount Rate		Total Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2016
Mortgage servicing rights	$(114)	$(221)	$(117)	$(224)
December 31, 2015
Mortgage servicing rights	$(123)	$(238)	$(132)	$(253)

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 89

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
Nationstar owns the right to service certain HECM reverse mortgage loans with an unpaid principal balance of $38,940 and $29,855 as of December 31, 2016 and 2015, respectively. An MSR asset or MSL is established upon acquisition at relative fair value, as applicable, based on the proceeds paid or received in the acquisition transaction. In subsequent periods, the MSR or MSL is accounted for under the amortized cost method. Each quarter, the Company amortizes or accretes the MSR and MSL, respectively, to service related revenue, net, as the respective portfolios run-off. The MSR and MSL are assessed for impairment or increased obligation, respectively, each reporting period by comparing amounts recorded to computed fair value, using a variety of assumptions. The primary assumptions used to compute fair value of reverse mortgage servicing consist of discount rates, prepayment speeds, borrower life expectancy, loss severity and expectancy rates, foreclosure timelines, and expected changes in interest rates. The MSR and MSL are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, or increased obligation, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a decrease in the servicing revenue. At December 31, 2016 and 2015, no impairment was identified.

The following table sets forth the amortized carrying value and activity of reverse MSRs for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs and Liabilities - Amortized Cost
Balance at the beginning of the period	$9	$25	$12	$65
Additions:
Purchase of servicing rights/assumptions of obligations	—	37	—	—
Deductions:
Amortization/accretion	(3)	(14)	(3)	(40)
Balance at end of the period	$6	$48	$9	$25
Fair value at end of period	$15	$26	$29	$9

For the years ended December 31, 2016 and 2015, the Company accreted $14 and $40, respectively, of the MSL. The Company executed an asset purchase agreement in December 2016 with a large financial institution, acquiring the servicing rights related to a $9,305 UPB reverse loan portfolio of HECM loans owned by GSE. In connection with the acquisition, the Company recorded a $37 MSL reflecting the fair value associated with this reverse servicing portfolio on the date of acquisition.

Excess Spread Financing at Fair Value
In order to finance the acquisition of certain forward MSRs on various pools Portfolios, Nationstar has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc., and with certain affiliated entities formed by New Residential Investment Corp. ("New Residential"), a subsidiary of Fortress Investment Group LLC ("Fortress"). Amounts financed in 2016, 2015 and 2014 totaled $155, $386 and $171, respectively, and amounts financed in 2015 and 2014 represented transactions with affiliates, respectively (see Note 22. Transactions with Affiliates). Nationstar, in transactions accounted for as financing arrangements, sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Nationstar has elected fair value accounting for these financing agreements. Servicing fees associated with a traditional MSR can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

90 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Contemporaneous with the above, Nationstar entered into refinanced loan agreements with the above parties. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of various assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
December 31, 2016
Low	6.1%	4.1	8.5%	6.7%
High	21.2%	8.5	14.1%	29.8%
Weighted-average	13.9%	6.3	10.8%	19.0%
December 31, 2015
Low	6.9%	4.2	8.5%	6.8%
High	20.0%	7.8	14.1%	30.0%
Weighted-average	15.4%	5.9	11.2%	17.7%

The following table shows the hypothetical effect on the fair value of excess spread financing using certain unfavorable variations of the expected levels of key assumptions used in valuing these liabilities at the dates indicated.

	Discount Rate		Prepayment Speeds
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2016
Excess spread financing	$49	$101	$41	$85
December 31, 2015
Excess spread financing	$42	$87	$37	$76

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

Mortgage Forward Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain forward MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets. See Note 22, Transactions with Affiliates for additional information.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 91

The following table sets forth the weighted average assumptions used in the valuation of mortgage servicing rights financing liability.

	December 31, 2016	December 31, 2015
Advance financing rates	3.2%	3.0%
Annual advance recovery rates	23.9%	20.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Year Ended December 31,
Servicing Segment Revenue	2016	2015	2014
Contractually specified servicing fees including subservicing fees	$1,045	$1,117	$1,064
Other service-related income	279	233	229
Incentive and modification income	113	107	126
Late fees	82	70	65
Reverse servicing fees	57	88	68
Mark-to-market(1)	(211)	(112)	74
Counter party revenue share (2)	(298)	(301)	(320)
Amortization, net of accretion(3)	(314)	(320)	(218)
Total servicing revenues	$753	$882	$1,088

(1)The amount of mark-to-market revenue reflected is net of $115 of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables during 2016.
(2) Counter party revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(3) Accretion for the years ended December 31, 2016, 2015 and 2014 are $200, $172 and $144, respectively.

4. Advances and Other Receivables, Net

	December 31, 2016	December 31, 2015
Servicing advances	$1,614	$2,254
Receivables from agencies, investors and prior services	319	288
Reserves	(184)	(130)
Total advances and other receivables, net	$1,749	$2,412

Nationstar as loan servicer is contractually responsible to advance funds on behalf of the borrower and investor primarily for principle and interest, property taxes and hazard insurance, and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, or mortgage insurance claims. In order to more closely align assets related to amounts due from agencies and investors, certain December 31, 2015 balances of other assets were reclassified to advances and other receivables as presented in Note 1, Nature of Business and Basis of Presentation. The reclassified amounts represented amounts due from agencies, investors and prior servicers related to claims receivables. These amounts, net of reserves of $100, totaled $189 as of December 31, 2015.

92 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Each reporting period, the Company evaluates the appropriateness of its reserves for uncollectible advances and servicing receivables. The reserves are computed based on an analysis that considers the underlying loan, the type of advance or servicing receivable, the investors' servicing reimbursement guidelines, mortgage insurance reimbursement guidelines, reimbursement patterns and past loss experience. Nationstar has a view of reserves whereby losses related to advances and other receivables on loans included in the MSR are a component of the MSR fair value measurement and are adjusted each period through the mark-to-market adjustment which is a component of service related revenue. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transfered is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.
During the year ended December 31, 2016, the Company increased reserves by $91 through a reclassification from MSR for negative values associated with loans transferring out of the MSR as of December 31, 2015. Additional reclassifications of $115 were made for loans transferring out of the MSR during 2016. Write-offs of $152 were recorded to reserves during the year ended December 31, 2016 that were previously identified as not recoverable. There was no provision recorded to general and administrative expense as of December 31, 2016.
Nationstar accretes purchase discounts related to specific acquired advances into interest income as the related servicer advances are recovered. During the years ended December 31, 2016, 2015 and 2014 the Company accreted $1, $2 and $12, respectively, of the purchase discounts from recovered servicer advances.

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consist of the following.

	December 31, 2016	December 31, 2015
Participating interests in HMBS	$8,839	$5,864
Other interests securitized	753	715
Unsecuritized interests	1,572	988
Reserves	(131)	(53)
Total reverse mortgage interests, net	$11,033	$7,514

Participating Interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. The HMBS securitizations are accounted for as secured borrowings with both the reverse mortgage interests and related indebtedness retained on the Company's balance sheet. During 2016, a total of $413 UPB was securitized.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria, which have been transferred to private securitization trusts and are subject to nonrecourse debt. Nationstar evaluated these trusts and concluded that they meet the definition of a VIE and Nationstar is the primary beneficiary. Accordingly, these transactions are treated as secured borrowings and both the reverse mortgage interests and the related indebtedness are retained on the Company's balance sheet. During 2016, a total of $775 UPB was securitized through Trust 2016-1, Trust 2016-2 and Trust 2016-3, and $458 UPB was collapsed through Trust 2014-1 and Trust 2015-1. Refer to Other Nonrecourse Debt in Note 10, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consist primarily of the following.

	December 31, 2016	December 31, 2015
Repurchased HECM loans	$1,000	$591
HECM related receivables	301	290
Funded borrower draws not yet securitized	236	83
Foreclosed assets	35	24
Total unsecuritized interests	$1,572	$988

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 93

Unsecuritized interests include repurchased HECM loans for which the Company was required to repurchase HECM loans from the HMBS pool when the outstanding principal balance of the HECM loan is equal or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $3,176 and $2,274 HECM loans out of Ginnie Mae HMBS securitizations during the years ended December 31, 2016 and 2015, respectively, of which, $915 and $841 were subsequently assigned to a prior servicer. Nationstar routinely securitizes eligible, as defined in Ginnie Mae Mortgage Backed Securities Program guidelines, reverse mortgage interests through Ginnie Mae HMBS pools or private HECM securitization trusts. Reverse mortgage interest securitization transactions are treated as secured borrowings with both the reverse mortgage interests and related indebtedness retained on Nationstar’s balance sheet.

Reserves for Reverse Mortgage Interests
Nationstar records an allowance for reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed FHA-specified servicing timelines. The Company establishes reserves for servicing losses based on historical loss experience, underlying value of collateral, and its understanding of FHA specified servicing timelines. Reserves reflect management’s best estimate of amounts that will be unrecoverable losses, which are subject to change as facts and circumstances change. During the year ended December 31, 2016, the Company increased reserves by $61 associated with the relative fair value allocation of the portfolio acquisition discussed below and by $23 associated with a global counterparty settlement for probable future losses. The Company also increased reserves by $9 through provision recorded to general and administrative expense and wrote off $15 to reserves during the year ended December 31. 2016.

Reverse Mortgage Sales
During March 2016, Nationstar executed an option to purchase HECM loans related to a reverse mortgage loan trust, of which Nationstar was the master servicer and holder of the clean-up call rights. The Company acquired reverse mortgage loans for $55 due to the clean-up call rights with an outstanding unpaid principal balance totaling $96. These loans were recorded within reverse mortgage interests as mortgage loans held for sale at amortized cost. In June 2016, Nationstar sold the loans from the transaction for $74 and recorded a gain on the sale of $17, which was recorded to net gain on mortgage loans held for sale. An additional gain of $3 was recorded in the fourth quarter of 2016 due to the release of repurchase reserves that were determined to no longer be needed due to the pending expiration of the warranty period in February 2017.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution, acquiring the servicing rights and participating interest in securitized HECM loans and related HMBS obligations. Refer to Note 3, Mortgage Servicing Rights and Related Liabilities for discussion of servicing portfolio acquired. In addition to the servicing portfolio also included $3,840 UPB of Ginnie Mae participating interest in HECM loans and related HMBS obligations. Upon acquisition the Company performed a relative fair value allocation, resulting in the Company recording $3,748 reverse mortgage interests and the corresponding liabilities as nonrecourse debt of $3,691. The Company received cash of $91, net of a $5 holdback receivable which was included in other assets, for the acquisition of these assets and assumption of related liabilities. Under the purchase agreement, the Company has agreed to acquire remaining components of the reverse portfolio, primarily including whole loans and REO advances, pending the appropriate regulatory approvals which are expected in 2017.

During May 2015, the Company entered into an asset acquisition and paid $193 funded from cash on hand to Generation Mortgage and received $4.9 billion of UPB assets and $4.6 billion of assumed liabilities. Nationstar recorded both the asset and corresponding liability gross for HMBS securities previously issued by Generation Mortgage as an assumed liability recorded to nonrecourse debt.

Reverse Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $344, $268 and $79 for the years ended December 31, 2016, 2015 and 2014, respectively.

94 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

6. Mortgage Loans Held for Sale and Investment
Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third-party investors in the secondary market on a servicing-retained basis. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinancings of loans or new home purchases (referred to as "recapture"). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	December 31, 2016	December 31, 2015
Mortgage loans held for sale - UPB	$1,759	$1,374
Mark-to-market adjustment (1)	29	56
Total mortgage loans held for sale	$1,788	$1,430
(1)The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations and comprehensive income.

Nationstar accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations and comprehensive income.

The total UPB of mortgage loans held for sale on non-accrual status was as follows for the dates indicated.

	December 31, 2016		December 31, 2015
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$106	$103	$31	$29

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the year ended December 31, 2016, Nationstar repurchased $317 of delinquent Ginnie Mae loans, of which $163 of these loans were securitized or sold to third-party investors. As of December 31, 2016, $40 of the repurchased loans have re-performed and were held in accrual status, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $84 and $16 as of December 31, 2016 and 2015, respectively.

A reconciliation of the changes in mortgage loans held for sale is presented in the following table.

	Year Ended December 31,
	2016	2015
Mortgage loans held for sale – beginning balance	$1,430	$1,278
Mortgage loans originated and purchased, net of fees	20,349	17,971
Loans sold	(21,399)	(19,659)
Repurchase of loans out of Ginnie Mae securitizations	1,432	1,827
Transfer of mortgage loans held for sale to claims receivable in advances and other receivables(1)	(18)	(27)
Net transfer of mortgage loans held for sale (to)/from REO in other assets(2)	9	41
Changes in fair value	(15)	(1)
Mortgage loans held for sale – ending balance	$1,788	$1,430

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REOs in the sales process which are transferred to other assets and certain government insured mortgage REOs which are transferred from other assets upon completion of the sale so that the claims process can begin.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 95

For the years ended December 31, 2016, 2015 and 2014, the Company received proceeds of $21,957, $20,100 and $22,290, respectively, on the sale of mortgage loans held for sale, resulting in gains of $543, $440 and $597, respectively.

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

Mortgage Loans Held for Investment, Net
The following sets forth the composition of Mortgage loans held for investment, net.

	December 31, 2016	December 31, 2015
Mortgage loans held for investment, net – UPB	$216	$250
Transfer discount:
Non-accretable	(49)	(58)
Accretable	(13)	(15)
Allowance for loan losses	(3)	(3)
Total mortgage loans held for investment, net	$151	$174

The changes in accretable yield on loans transferred to mortgage loans held for investment, net are set forth below.

	Year Ended December 31,
Accretable Yield	2016	2015
Balance at the beginning of the period	$(15)	$(16)
Accretion	3	2
Reclassifications from nonaccretable discount	(1)	(1)
Balance at the end of the period	$(13)	$(15)

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1 and $1 of transfer discount from non-accretable yield for the years ended December 31, 2016 and 2015, respectively.

Loan delinquency and loan-to-value ratio ("LTV") are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency status. LTV refers to the ratio of the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third-party providers on a periodic basis. The collateral values used to derive LTVs are obtained at various dates, but the majority was within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $29 and $41 for the years ended December 31, 2016 and 2015, respectively.

96 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

7. Property and Equipment, Net
Property and equipment, net, and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2016	December 31, 2015	Estimated Useful Life
Capitalized software costs	$123	$102	5 years
Furniture, fixtures, and equipment	52	40	3 - 5 years
Long-term capital leases - computer equipment	42	50	5 years
Software in development and other	21	31	Varies
Leasehold improvements	16	13	3 - 5 years
Property and equipment	254	236
Less: Accumulated depreciation and amortization	(118)	(93)
Total property and equipment, net	$136	$143

Total depreciation and amortization on property and equipment was $56, $46 and $37 for the years ended December 31, 2016, 2015, and 2014, respectively. Nationstar has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next three years. A majority of these lease agreements contain bargain purchase options.

In December 2016, the Company recorded a total of $11 impairment charges for assets that were no longer in use, including $10 primarily related to software and hardware and $1 due to retirement of Company's old website upon launch of Company's new website. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations and comprehensive income. No impairment losses related to property and equipment were recorded during 2015 and 2014.

8. Other Assets
Other assets consist of the following:

	December 31, 2016	December 31, 2015
Accrued revenues	$165	$180
Loans subject to repurchase right from Ginnie Mae	152	117
Goodwill	74	71
REO, net	30	18
Intangible assets	28	50
Deposits	25	30
Prepaid expenses	16	20
Receivables from affiliates, net	6	8
Other	64	38
Total other assets	$560	$532

Accrued Revenues
Accrued revenue is primarily comprised of service fees earned but not received based upon the terms of the Company's servicing and subservicing agreements.

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. Nationstar, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of Nationstar’s intention to repurchase the loan.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 97

REO, net
REO, net includes $21 and $15 of REO loans with government insurance as of December 31, 2016 and 2015, respectively, limiting loss exposure to the Company.

Other
Other primarily includes non-advance related accounts receivables due from investors and various other miscellaneous assets.

Goodwill and Intangible Assets
The following table presents changes in the carrying amount of goodwill for the periods indicated.

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$71	$55
Goodwill acquired during the period	—	23
Goodwill reclassification during the period	3	(7)
Balance at end of period	$74	$71

In 2015, Xome completed the acquisitions of Experience 1, Inc. and Quantarium, LLC recording $20 and $3 in goodwill, respectively. Upon finalizing the accounting in 2016, a reclassification of $3 was made between goodwill and deferred tax liabilities related to the Quantarium acquisition. In 2015, the Company finalized the accounting for the 2014 acquisition of Real Estate Digital LLC, which resulted in a $7 reclassification between goodwill and intangible assets.

We evaluate goodwill for potential impairment each October 1 for the reporting units in the Originations and Xome segments, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. The Company performed a quantitative assessment in 2016 of the fair value of its reporting units. In establishing the estimated fair value, consideration was given to the forecasted discounted cash flows of the reporting units, recent trading prices of the Company's common stock, and recent trading prices of common stock for peer group companies. In establishing the discounted cash flows, the Company gives consideration to anticipated effects of interest rate changes to earnings, cost alignments for changes in transaction volumes and other changes to operations that would be considered by a market participant. These estimates could be materially impacted by changes in market conditions and the regulatory environment. Based on the assessment performed, we determined the fair value of our reporting units exceeded the carrying value by more than 65%. Accordingly, no impairment of goodwill was considered necessary in 2016. There was no goodwill impairment in 2015 and 2014.

98 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

The following tables present intangible assets for the periods indicated.

	December 31, 2016
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$27	$(13)	$(8)	$6	7.5
Customer relationships	20	(1)	(6)	13	5.7
Purchased intangible software	12	—	(4)	8	4.9
Licenses	1	—	—	1	Indefinite
Total intangible assets	$60	$(14)	$(18)	$28	5.7

	December 31, 2015
	Gross Carrying Amount	Impairment	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$27	$—	$(6)	$21	7.7
Customer relationships	20	—	(3)	17	6.6
Purchased intangible software	12	—	(1)	11	5.9
Licenses	1	—	—	1	Indefinite
Total intangible assets	$60	$—	$(10)	$50	6.9

Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique.

Starting in 2017, the Company will discontinue marketing loan originations under the Greenlight brand and all future direct-to-consumer business will be marketed under the Nationstar brand. In addition to establishing a stronger identity under the Nationstar brand, the initiative will allow cost savings as marketing and technology costs associated with the Greenlight name will be avoided. A $13 impairment was recorded to general and administrative expenses in the consolidated balance sheet in 2016 primarily associated with the abandonment of the Greenlight trade name. The Company also recorded an impairment of customer relationships associated with Xome's Services segment of $1 due to the loss of a major customer. These impairment charges represent non-cash expenses and do not affect our cash flows, liquidity or borrowing capacity under unsecured senior notes, and the charge is excluded from our financial results in evaluating its financial covenant under the unsecured senior notes. No impairment charges related to our intangible assets were recorded for the years ended December 31, 2015 and 2014.
Nationstar recognized $8, $7, and $3 of amortization expense during the years ended December 31, 2016, 2015, and 2014, respectively. The following table presents the estimated aggregate amortization expense for existing amortizable intangible assets for the periods indicated.

Year Ended December 31,	Amount
2017	$5
2018	5
2019	5
2020	5
2021	4
Thereafter	3
Total future amortization expense	$27

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 99

9. Derivative Financial Instruments

Derivative instruments utilized by Nationstar primarily include IRLCs, LPCs, forward MBS trades, Eurodollar futures, interest rate swap agreements and interest rate caps.

Nationstar enters into IRLCs with prospective borrowers. LPCs are also executed to purchase residential mortgage loans from other mortgage lenders at a future date. These commitments are recorded at fair value, with any changes in fair value recorded in earnings as a component of net gain on mortgage loans held for sale. The estimated fair values of IRLCs and LPCs consider the fair value of the related mortgage loans which is based on observable market data and is recorded in the derivative financial instruments within the consolidated balance sheets. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that the IRLCs will be exercised and the loans will be funded.

Nationstar enters into forward sales commitments to deliver mortgage loan inventory to investors based on the loan inventory expected to be available. These commitments are recorded at fair value based on the dealer's market price as a component of the derivative financial instruments within the consolidated balance sheets. To manage the interest rate risk associated with the mortgage loans held for sale, the Company enters into forward sales of MBS in an amount equal to its purchase commitments and the portion of the IRLC expected to close, assuming no change in the mortgage interest rates. The estimated fair values of forward sales of MBS are based on the exchange prices and are recorded as a component of the derivative financial instruments within the consolidated balance sheets. The changes in value on the forward sales commitments and forward sales of MBS are recorded as a charge or credit to net gain on mortgage loans held for sale.

Associated with the Company's derivatives is $29 and $4 in collateral deposits on derivative instruments recorded in payables and accrued liabilities and other assets on the Company's consolidated balance sheets as of December 31, 2016 and 2015, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

Nationstar enters into Eurodollar future contracts to replicate the economic hedging results achieved with interest rate swaps, or to offset the changes in the value of its forward sales of certain agency securities. The Company has not designated its futures contracts as hedges for accounting purposes. Eurodollar futures are accounted for as derivatives and recorded at fair value as a component of the derivative financial instruments within the consolidated balance sheets. Realized and unrealized changes in fair value of the futures contracts are recorded as a charge or credit to net gain on mortgage loans held for sale.

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payments on the warehouse debt and the securitizations of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on the London Interbank Offered Rate ("LIBOR"). Interest rate swaps are accounted for as derivative financial instruments. Unless designated as an accounting hedge, Nationstar records gains and losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps on the Company's consolidated statements of operations and comprehensive income. Unrealized losses on designated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

During the second quarter of 2015, Nationstar entered into two interest rate caps with notional values of $800 and $400, respectively, to mitigate interest rate risk associated with servicing advance facilities. The expenses associated with interest rate caps are recorded as a gain/(loss) on interest rate swaps and caps on the Company's consolidated statements of operations and comprehensive income. During the fourth quarter of 2015, the Company entered into a $100 interest rate cap. The interest rate caps expired during 2016. The Company did not elected hedge accounting related to these agreements.

100 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

The following tables provide the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Year Ended December 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2017	$1	$0.1	$(0.2)
Derivative financial instruments
IRLCs	2017	3,675	92.2	3.1
Forward sales of MBS	2017	2,580	39.2	33.1
LPCs	2017	203	1.9	(2.0)
Eurodollar futures (1)	2017-2021	35	—	(0.1)
Interest rate swaps	2017	9	0.1	(0.4)
Liabilities
Derivative financial instruments
IRLCs	2017	176	1.1	(1.1)
Forward sales of MBS	2017	1,689	10.0	(6.3)
LPCs (1)	2017	111	1.5	—
Eurodollar futures (1)	2017-2021	27	—	0.1
Interest rate swaps	2017	9	0.1	0.4

Year Ended December 31, 2015
Assets
Mortgage loans held for sale
Loan sale commitments	2016	$176	$0.3	$0.3
Derivative financial instruments
IRLCs	2016	2,768	89.1	1.2
Forward MBS trades	2016	1,666	6.1	5.8
LPCs	2016	388	3.9	1.9
Eurodollar futures	2016-2021	176	0.1	0.1
Interest rate swaps and caps	2016-2017	846	0.5	(0.4)
Liabilities
Derivative financial instruments
IRLCs (1)	2016	2	—	—
Forward MBS trades	2016	1,807	3.7	14.6
LPCs	2016	314	1.5	(1.4)
Eurodollar futures	2016-2021	95	0.1	(0.1)
Interest rate swaps and caps	2016-2017	13	0.5	(0.4)
(1) Fair values of derivative instruments are less than $0.1 for the specified dates.

In 2014 the Company recorded a total loss of $42 in connection with derivative instruments.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 101

10. Indebtedness
Notes Payable

					December 31, 2016		December 31, 2015
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.8%	October 2017	Servicing advance receivables	$650	$485	$578	$763	$823
Nationstar mortgage advance receivable trust	LIBOR+1.9%	December 2017	Servicing advance receivables	500	260	301	335	394
Nationstar agency advance financing facility	LIBOR+2.0%	January 2018	Servicing advance receivables	400	164	186	310	364
MBS advance financing facility	LIBOR+2.5%	March 2017	Servicing advance receivables	130	55	60	82	89
MBS servicer advance facility (2014)	LIBOR+3.5%	September 2017	Servicing advance receivables	125	88	142	106	185
MBS advance financing facility (2012) (1)	LIBOR+5.0%	January 2017	Servicing advance receivables	50	44	52	50	70
Advance facilities principal amount					1,096	1,319	1,646	1,925
Debt issuance costs					—	—	(6)	—
Advance facilities, net of unamortized debt issuance costs					$1,096	$1,319	$1,640	$1,925

(1) This MBS Advance Financing facility was paid off in full in February 2017. The Company entered into an agreement with a new sublimit for the same amount under a warehouse facility with the same financial institution.

					December 31, 2016		December 31, 2015
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+2.0% to 2.9%	October 2017	Mortgage loans or MBS	$1,200	$682	$747	$634	$678
$900 warehouse facility	LIBOR+1.8% to 3.3%	June 2017	Mortgage loans or MBS	900	496	539	545	622
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2017	Mortgage loans or MBS	500	229	237	175	179
$500 warehouse Facility	LIBOR+2.1% to 2.4%	September 2017	Mortgage loans or MBS	500	250	256	—	—
$500 warehouse facility	LIBOR+2.0% to 2.8%	November 2017	Mortgage loans or MBS	500	410	415	257	274
$350 warehouse facility	LIBOR+2.2% to 2.8%	April 2017	Mortgage loans or MBS	350	12	13	98	112
$350 warehouse facility	LIBOR+2.5% to 2.6%	November 2017	Mortgage loans or MBS	350	173	189	45	50
$300 warehouse facility	LIBOR+2.3%	January 2018	Mortgage loans or MBS	300	153	180	23	28
$200 warehouse facility	LIBOR+1.5%	April 2017	Mortgage loans or MBS	200	7	8	8	9
$40 warehouse facility	LIBOR+3.0%	December 2017	Mortgage loans or MBS	40	11	18	—	—
$100 warehouse facility (HCM) (2)	LIBOR+2.5% to 2.8%	November 2016	Mortgage loans or MBS	100	—	—	55	60
$75 warehouse facility (HCM) (2)	LIBOR+2.3% to 2.9%	October 2016	Mortgage loans or MBS	75	—	—	53	59
Warehouse facilities principal amount					2,423	2,602	1,893	2,071
Debt issuance costs					(2)	—	(3)	—
Warehouse facilities, net of unamortized debt issuance costs					$2,421	$2,602	$1,890	$2,071

Mortgage loans, net					$1,693	$1,427	$1,509	$1,625
Reverse mortgage interests, net					$730	$834	$351	$390
MSR and other collateral					$—	$341	$33	$56
(2) These facilities, specific to Home Community Mortgage ("HCM"), were repaid in October 2016.

102 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Unsecured Senior Notes
A summary of the balances of unsecured senior notes is presented below.

	December 31, 2016	December 31, 2015
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$597
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	461	475
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	400	400
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	345	363
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	214
Unsecured senior notes principal amount	2,007	2,049
Debt issuance costs	(17)	(23)
Unsecured senior notes, net of unamortized debt issuance costs	$1,990	$2,026

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
As of December 31, 2016, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows.

Year Ended December 31,	Amount
2017	$—
2018	461
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes principal amount	2,007
Unsecured debt issuance costs	(17)
Unsecured senior notes, net of unamortized debt issuance costs	$1,990

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 103

Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below.

					December 31, 2016	December 31, 2015
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing (1)					$8,914	$5,947
Securitization of nonperforming HECM loans
Trust 2014-1 (2)	December 2014	—	A, M	—	—	227
Trust 2015-1 (3)	June 2015	May 2018	A, M	—	—	222
Trust 2015-2	November 2015	November 2025	A, M1, M2	140	114	209
Trust 2016-1	March 2016	February 2026	A, M1, M2	230	194	—
Trust 2016-2	June 2016	June 2026	A, M1, M2	179	158	—
Trust 2016-3	August 2016	August 2026	A, M1, M2	229	208	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	211	50	65
Other nonrecourse debt principal amount					9,638	6,670
Unamortized debt issuance costs					(7)	(4)
Other nonrecourse debt, net of unamortized debt issuance cost					$9,631	$6,666

(1) Amounts represent the Company's participating interest in GNMA securitized portfolios transferred to the Company.
(2) The Company retained approximately $70 and $36 of the Class A and Class M notes upon issuance, respectively, which were later sold in the first quarter of 2015 for proceeds of $73. In January 2016, the Company executed the optional redemption of the associated notes.
(3) In July 2016, the Company executed the optional redemption of the associated notes.

Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of advances and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Nationstar has accounted for the HMBS securitizations of these HECM loans as secured borrowings, retaining the HECM loan reverse mortgage interests on its consolidated balance sheet, and recording the HMBS obligations as participating interest financing liabilities on the Company’s consolidated balance sheets. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 0.8% to 7.0%. Interest accrued is recorded as interest expense in the consolidated statements of operations and comprehensive income.

104 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Securitizations of Nonperforming HECM Loans
From time to time, Nationstar securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing HECM loans that are covered by FHA insurance and secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 7.4% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations and comprehensive income. The HECM securitizations are callable with expected weighted average lives of one to two years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $208 and $242 at December 31, 2016 and December 31, 2015, respectively. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The carrying values on the outstanding loans was $58 and $75 at December 31, 2016 and December 31, 2015, respectively, and the carrying value of the nonrecourse debt was $50 and $65, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of December 31, 2016, we are in compliance with its financial covenants.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2016, we are in compliance with these minimum tangible net worth requirements.

Nationstar has a total of $3,351 and $3,690 in unused borrowing capacity out of a total of $6,870 and $7,230 in committed funding's at December 31, 2016 and December 31, 2015, respectively.

11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following.

	December 31, 2016	December 31, 2015
Payables to servicing and subservicing investors	$655	$484
Loans subject to repurchase from Ginnie Mae	152	117
Accrued bonus and payroll	95	96
Taxes	84	81
Payable to insurance carriers and insurance cancellation reserves	73	70
Accrued interest	65	61
Payable to GSEs and securitized trusts	58	113
Accrued liabilities and accounts payable	49	73
Professional and legal	47	43
Margin call deposits	29	4
Lease obligations	24	13
MSR purchases payable including advances	21	22
Repurchase reserves	18	26
Other	100	93
Total payables and accrued liabilities	$1,470	$1,296

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 105

Payable to servicing and subservicing investors, Payables to GSEs, and Payables to securitization trusts
Payables to servicing and subservicing investors represent amounts due to investors in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or at time of property disposal.

Loans subject to repurchase from Ginnie Mae
See Note 8, Other Assets for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

Payable to insurance carriers and insurance cancellation reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

Repurchase reserves
The activity of the outstanding repurchase reserves is set forth below.

	Year Ended December 31,
	2016	2015
Repurchase reserves, beginning of period	$26	$29
Provision (release)	(6)	—
Charge-offs	(2)	(3)
Repurchase reserves, end of period	$18	$26

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser's losses related to forward loans. Certain sale contracts and GSE standards require Nationstar to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

In the event of a breach of the representations and warranties, Nationstar may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale.

A selling representation and warranty framework was introduced by the GSEs in 2013 and enhanced in 2014 that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, the GSEs will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for HARP loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

The Company regularly evaluates the adequacy of repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. As a result of year-over-year improvements in loss rates attributable to stronger underwriting standards and due to the falloff of losses underwritten prior to mortgage loan crisis period prior to 2008, current loss rates have significantly declined. The Company has determined that previously estimated losses are not expected to occur and has updated its analysis for reserves, resulting in a release of reserves to earnings in 2016 as evidence of lower losses became available. The Company believes its reserve balances as of December 31, 2016 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

Other Payables
Other payables are primarily comprised of deferred service fees and liabilities related to origination activities.

106 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

12. Securitizations and Financings

Variable Interest Entities (VIE)
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with SPEs determined to be VIEs, which primarily consists of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, Nationstar typically receives cash and/or other interests in the SPE as proceeds for the transferred assets and retains the rights and obligations to service and repurchase the transferred assets in accordance with servicing guidelines set forth by the underwriting agency. All debt obligations issued from the VIEs is non-recourse to Nationstar.

Nationstar evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and therefore, should consolidate the entity based on the variable interests it held both at inception and when there was a change in circumstances that required a reconsideration.

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as Nationstar is the primary beneficiary of each of these entities. Also, Nationstar consolidated six reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts 2014-1; 2015-1; 2015-2; 2016-1; 2016-2 and 2016-3.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 107

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the periods indicated:

	December 31, 2016		December 31, 2015
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$190	$37	$94	$36
Reverse mortgage interests, net	—	9,557	—	6,547
Advances and other receivables, net	1,065	—	1,581	—
Mortgage loans held for investment, net	150	—	173	—
Derivative financial instruments	—	—	—	—
Other assets	4	—	5	—
Total assets	$1,409	$9,594	$1,853	$6,583
Liabilities
Advance facilities(1)	$909	$—	$1,408	$—
Payables and accrued liabilities	1	—	2	1
Participating interest financing(2)	—	8,840	—	5,864
HECM Securitizations (HMBS)
Trust 2014-1	—	—	—	227
Trust 2015-1	—	—	—	222
Trust 2015-2	—	114	—	209
Trust 2016-1	—	194	—	—
Trust 2016-2	—	158	—	—
Trust 2016-3	—	208	—	—
Nonrecourse debt–legacy assets	50	—	65	—
Total liabilities	$960	$9,514	$1,475	$6,523
(1) Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar mortgage advance receivable trust, and the Nationstar agency advance receivables trust. Refer to Notes Payable in Note 10, Indebtedness for additional information.
(2) Participating interest financing excludes premiums.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods indicated are as follows:

	December 31, 2016	December 31, 2015
Total collateral balances	$2,704	$3,114
Total certificate balances	$2,455	$2,811

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2016, and 2015, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

108 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	December 31, 2016	December 31, 2015
Unconsolidated securitization trusts	$548	$728

	Year Ended December 31,
Credit Losses	2016	2015	2014
Unconsolidated securitization trusts	$150	$216	$276

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the dates indicated were as follows:

	Year Ended December 31,
	2016		2015		2014
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$22	$—	$24	$—	$28	$—

13. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows:

	Year Ended December 31,
	2016	2015	2014
Current Income Taxes
Federal	$14	$59	$46
State	4	4	8
Total current income taxes	18	63	54

Deferred Income Taxes
Federal	(4)	(50)	6
State	(1)	(2)	5
Total deferred income taxes	(5)	(52)	11
Total provision for income taxes	$13	$11	$65

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 109

Income tax expense differs from the amounts computed by applying the U.S. federal corporate tax rate of 35.0% as follows for the period indicated:

	Year Ended December 31,
	2016		2015		2014
Tax Expense at Federal Statutory Rate	$10	35.0%	$19	35.0%	$100	35.0%
Effect of:
State taxes, net of federal benefit	1	5.0%	—	(0.4)%	9	2.9%
Noncontrolling interest	1	3.4%	(2)	(2.7)%	—	—%
Increase/(decrease) of valuation allowance	—	—%	(3)	(6.1)%	(40)	(14.1)%
Deferred adjustments	1	2.3%	(5)	(10.1)%	(2)	(0.5)%
Current payable adjustments	1	1.9%	2	4.0%	(2)	(0.8)%
Other, net	(1)	(2.4)%	—	0.6%	—	0.2%
Total income tax expense	$13	45.2%	$11	20.3%	$65	22.7%

The effective tax rate differed from the statutory tax rate in 2016 primarily due to state tax adjustments and the elimination of the book loss attributable to a less-than-wholly-owned subsidiary. Changes in estimates of deferred and current tax liabilities resulted in an increase in tax expense of $2 in 2016. In 2015, the effective tax rate differed from the statutory rate primarily due to changes in the valuation allowance and adjustments resulting from an analysis of the deferred taxes. The Company released a federal valuation allowance of $4 in 2015. Deferred income tax amounts at December 31, 2016 and 2015, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

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

The Company has federal net operating loss ("NOL") carryforwards (pre-tax) of approximately $162 and $175 at December 31, 2016 and 2015, respectively. It is expected that the federal NOL carryforwards will begin to expire beginning with the 2027 tax year, if unused. The Company also has immaterial state NOL carryforwards that will begin to expire beginning with 2016 tax year, if unused. The federal NOL is limited under Sections 382 and 383 of the Internal Revenue Code as a result of a reorganization that occurred in advance of the Company's initial public offering, and the limitation is approximately $12 annually. The Company believes that it is more likely than not that a portion of the benefit from the federal NOL carryforwards that are limited by IRC Section 382 will not be realized. Accordingly, a federal and state valuation allowance of $3 and $1 respectively is recorded for these NOL carryforwards as of December 31, 2016. The Company expects future income will be sufficient to utilize all net operating losses generated subsequent to the initial public offering in 2012.

110 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	Year Ended December 31,
	2016	2015
Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state and capital)	$60	$64
Loss reserves	104	57
Reverse mortgage premiums	25	26
Rent expense	5	6
Restricted share based compensation	9	9
Accruals	20	14
Other, net	24	9
Total deferred tax assets	247	185

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(267)	(198)
Depreciation and amortization, net	(34)	(38)
Prepaid assets	(1)	(3)
Goodwill and intangible assets	(3)	(5)
Total deferred tax liabilities	(305)	(244)
Valuation allowance	(4)	(4)
Net deferred tax liability	$(62)	$(63)

Deferred tax assets related to loss reserves increased due to proceeds received for future estimated losses in connection with an acquisition of reverse mortgage interests. The increase in deferred tax liabilities related to MSRs resulted from unfavorable mark-to-market adjustments and book-tax differences related to the sales of MSRs. The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. The Company is currently under IRS examination for the tax year ended December 31, 2013. As of December 31, 2016, the Company is no longer subject to U.S. federal income tax examinations for tax years prior to 2013.

14. Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a three-tiered fair value hierarchy has been established based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs).
The following describes the methods and assumptions used by Nationstar in estimating fair values:
Cash and Cash Equivalents, Restricted Cash (Level 1) – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale (Level 2) – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the "Agencies"). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 111

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
Mortgage Servicing Rights – Fair Value (Level 3) – Nationstar estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the valuation allowance. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value.
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

112 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

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
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. As these assumptions are derived from a combination of internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
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

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 113

The following table presents the estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis.

		December 31, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,788.0	$—	$1,788.0	$—
Mortgage servicing rights(1)	3,160.0	—	—	3,160.0
Derivative financial instruments:
IRLCs	92.2	—	92.2	—
Forward MBS trades	39.2	—	39.2	—
LPCs	1.9	—	1.9	—
Interest rate swaps and caps	0.1	—	0.1	—
Total assets	$5,081.4	$—	$1,921.4	$3,160.0
Liabilities
Derivative financial instruments
IRLCs	$1.1	$—	$1.1	$—
Forward MBS trades	10.0	—	10.0	—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.1	—	0.1	—
Mortgage servicing rights financing	27.0	—	—	27.0
Excess spread financing	1,214.0	—	—	1,214.0
Total liabilities	$1,253.7	$—	$12.7	$1,241.0

		December 31, 2015
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,429.7	$—	$1,429.7	$—
Mortgage servicing rights(1)	3,358.3	—	—	3,358.3
Derivative financial instruments:
IRLCs	89.1	—	89.1	—
Forward MBS trades	6.1	—	6.1	—
LPCs	3.9	—	3.9	—
Eurodollar futures	0.1	—	0.1	—
Interest rate swaps and caps	0.5	—	0.5	—
Total assets	$4,887.7	$—	$1,529.4	$3,358.3
Liabilities
Derivative financial instruments
IRLCs (2)	$—	$—	$—	$—
Forward MBS trades	3.7	—	3.7	—
LPCs	1.5	—	1.5	—
Eurodollar futures	0.1	—	0.1	—
Interest rate swaps and caps	0.5	—	0.5	—
Mortgage servicing rights financing	68.7	—	—	68.7
Excess spread financing	1,232.1	—	—	1,232.1
Total liabilities	$1,306.6	$—	$5.8	$1,300.8

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair value of derivative instruments are less than $0.1 for the specified dates.

114 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Year Ended December 31, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$3,358	$1,232	$69
Total gains or losses
Included in earnings	(496)	25	(42)
Purchases, issuances, sales and settlements
Purchases	157	—	—
Issuances	208	155	—
Settlements	—	(198)	—
Dispositions	(67)	—	—
Ending balance	$3,160	$1,214	$27

	Assets	Liabilities
Year Ended December 31, 2015	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Beginning balance	$2,950	$1,031	$49
Total gains or losses
Included in earnings	(478)	26	20
Purchases, issuances, sales and settlements
Purchases	711	—	—
Issuances	221	385	—
Settlements	—	(210)	—
Dispositions	(46)	—	—
Ending balance	$3,358	$1,232	$69

No transfers were made into or out of Level 3 fair value assets and liabilities for the years ended December 31, 2016 and 2015, respectively.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 115

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$489	$489	$—	$—
Restricted cash	388	388	—	—
Advances and other receivables, net	1,749	—	—	1,749
Reverse mortgage interests, net	11,033	—	—	11,232
Mortgage loans held for sale	1,788	—	1,788	—
Mortgage loans held for investment, net	151	—	—	153
Derivative financial instruments	133	—	133	—
Financial liabilities
Unsecured senior notes	2,007	2,047	—	—
Advance facilities	1,096	—	1,096	—
Warehouse facilities	2,423	—	2,423	—
Mortgage servicing rights financing liability	27	—	—	27
Excess spread financing	1,214	—	—	1,214
Derivative financial instruments	13	—	13	—
Participating interest financing	8,914	—	9,151	—
HECM Securitization (HMBS)
Trust 2015-2	114	—	—	125
Trust 2016-1	194	—	—	203
Trust 2016-2	158	—	—	156
Trust 2016-3	208	—	—	205
Nonrecourse debt - legacy assets	50	—	—	50

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$613	$613	$—	$—
Restricted cash	332	332	—	—
Advances and other receivables, net	2,412	—	—	2,412
Reverse mortgage interests, net	7,514	—	—	7,705
Mortgage loans held for sale	1,430	—	1,430	—
Mortgage loans held for investment, net	174	—	—	174
Derivative financial instruments	100	—	100	—
Financial liabilities:
Unsecured senior notes	2,049	1,912	—	—
Advance facilities	1,646	—	1,646	—
Warehouse facilities	1,893	—	1,893	—
Mortgage servicing rights financing liability	69	—	—	69
Excess spread financing	1,232	—	—	1,232
Derivative financial instruments	6	—	6	—
Participating interest financing	5,947	—	6,091	—
HECM Securitization (HMBS)
Trust 2014-1	227	—	—	298
Trust 2015-1	222	—	—	275
Trust 2015-2	209	—	—	250
Nonrecourse debt - legacy assets	65	—	—	74
116 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

15. Employee Benefits
Nationstar sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. Nationstar matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $16, $12 and $12 for the years ended December 31, 2016, 2015, and 2014, respectively.

16. Share-Based Compensation and Equity
Share-based Compensation
Nationstar sponsors the 2012 Incentive Compensation Plan ("2012 Plan") that offers equity-based awards to certain key employees of Nationstar, consultants, and non-employee directors. The equity based awards include restricted stock awards and restricted stock units granted to employees. These awards are valued at the fair market of our common stock on the grant date as defined in the 2012 Plan. Generally, one-third of the awards vest at the end of each of the following three year requisite service period. Although the restricted stock awards are included in the balance of outstanding common shares, they cannot be traded until vesting has been achieved. Any forfeiture of restricted stock awards before vesting has been achieved, result in a reduction in the balance of outstanding common shares.
The following table summarizes equity based awards under the 2012 Plan for the periods indicated.

Equity based awards	Units (in thousands)	Weighted-Average Grant Date Fair Value, per unit
Restricted stock outstanding at December 31, 2015	1,837	$25.77
Granted	1,631	11.89
Forfeited	(292)	17.96
Vested	(904)	23.77
Restricted stock outstanding at December 31, 2016	2,272	17.74
Nationstar recognizes share-based compensation over the requisite service period in which the awards vest or when performance conditions are met. Total share-based compensation expense for service based equity awards, net of forfeitures, for both the 2012 Plan recognized for the years ended December 31, 2016, 2015, and 2014 was $21, $20 and $19, respectively. As of December 31, 2016, unrecognized compensation expense totaled $17 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 1.07 years.

Nationstar is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. Excess tax benefits (deficiency), resulting from tax deductions in excess or exceeding the compensation cost recognized, aggregating $(4), $0, and $2, were classified as financing activities in the consolidated cash flow statements for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, a total of 99,000 Xome stock appreciation rights ("SARs") are outstanding and can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten year term. The SARs become exercisable and are recognized to expense upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. No expense was recorded for outstanding SARs in 2016, 2015 and 2014 as a liquidity event has not occurred.

Equity
From time to time, Nationstar raises capital through the issuance of its common stock based on market conditions and expected returns that can be provided to shareholders. During March 2015, Nationstar completed an equity offering of 17.5 million shares for a total of $498 in cash proceeds. Nationstar used the net proceeds from this offering for expansion of its asset portfolio and general corporate purposes.
In connection with a previously announced $250 share repurchase program, a total of 11.4 million shares of Company's common stock were repurchased, out of which 10.6 million and 0.8 million shares were repurchased under this plan during 2016 and 2015, respectively. On January 1, 2017, Nationstar's Board of Directors approved the repurchase of up to $100 of the Company's common stock through December 31, 2017. This program replaces the previous share repurchase program, which expired on December 16, 2016.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 117

On February 11, 2016, Nationstar's Board of Directors authorized a tender offer via a modified Dutch auction for the repurchase of up to $100 of its common stock for a price between $8.20 and $9.40 per share. The auction expired on March 11, 2016. During this period, we purchased 7,450 shares at a price of $9.40 per share.

17. Capital Requirements
Certain of Nationstar’s secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, Nationstar's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of Nationstar's selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.

Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,000. As of December 31, 2016, Nationstar was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
Nationstar and its subsidiaries are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business. The legal proceedings are at varying stages of adjudication, arbitration or investigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the "Bankruptcy Code"), False Claims Act and Making Home Affordable loan modification programs. Some of the proceedings present novel legal theories.

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

The Company seeks to resolve all litigation and regulatory and governmental matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory and governmental proceedings utilizing the latest information available. Where available information indicates that it is probable, a liability has been incurred, and the Company can reasonably estimate the amount of the loss, an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

118 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $64, $54, and $29 for the years ended December 31, 2016, 2015, and 2014, respectively, were included in general and administrative expense on the consolidated statements of operations and comprehensive income.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $24 to $61 in excess of the accrued liability (if any) related to those matters as of December 31, 2016. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus our exposure and ultimate losses may be higher, and possibly significantly so, than the accrued or this aggregate amount.

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

The Company is currently in negotiations with the CFPB regarding the payment of civil monetary penalties for the alleged failure to comply with the reporting requirements of the Home Mortgage Disclosure Act. Management does not believe that resolution of this matter would have a material effect on the Company’s results of operations or financial position
During 2015, as part of an agreement with regulators, the Company provided refunds to certain borrowers of approximately $16 related to delays in consummating loan modifications that were transferred from prior servicers from 2012 through February 2015. The Company will be seeking recourse for some portion of these charges from various counterparties. While the Company has made changes to certain practices regarding the transfer of loan modifications, there can be no assurance that additional amounts will not be assessed as restitution to the borrowers or as a penalty.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 119

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all recorded balances sought from sellers represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2016, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and there is no evidence suggesting additional reserves are warranted at this time.

Lease Commitments
Nationstar leases various corporate and other office facilities under non-cancelable lease agreements with primary terms extending through 2024. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term. In 2014, Nationstar entered into a lease agreement for its corporate office located in Coppell, Texas. The lease term is for seven and a half years, with an early termination option available after the completion of five years. The lease agreement also provides a tenant improvement allowance as a lease incentive to apply against tenant improvement costs. Rental expense incurred during 2016, 2015 and 2014 was $26, $21 and $22, respectively.

Minimum future payments on noncancelable operating and capital leases are as follows:

Year Ended December 31,	Operating Leases	Capital Leases
2017	$29	$6
2018	30	4
2019	24	2
2020	19	—
2021 and thereafter	30	—
Total minimum lease payments	132	12
Less: Amounts representing interest	—	(1)
Present value of minimum lease payments	$132	$11

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instruments for more information.
Nationstar has certain reverse MSRs and reverse mortgage interests related to approximately $38,940 of UPB in reverse mortgage loans. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrower draws to the loan customers as required in accordance with the loan agreement. As of December 31, 2016, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $4,396. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

19. Restructuring Charges
Nationstar periodically initiates programs to reduce costs and improve operating effectiveness in order to improve current operating performance and to respond to changes in the Company's business model. These cost reduction initiatives include the closing of offices and the termination of portions of Nationstar’s workforce. As part of these plans, Nationstar incurs lease and other contract termination costs.

120 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Restructuring charges of $5, $13, and $0 for the years ended December 31, 2016, 2015 and 2014, respectively, related to employee severance was recorded in salaries, wages and benefits. The following table summarizes, by category, the Company’s restructuring charges activity for the periods indicated below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
Year Ended December 31, 2016
Restructuring charges:
Employee severance and other	$9	$5	$(9)	$5
Lease terminations	1	—	(1)	—
Total	$10	$5	$(10)	$5

Year Ended December 31, 2015
Restructuring charges:
Employee severance and other	$—	$13	$(4)	$9
Lease terminations	4	—	(3)	1
Total	$4	$13	$(7)	$10

Year Ended December 31, 2014
Restructuring charges:
Employee severance and other	$5	$—	$(5)	$—
Lease terminations	8	—	(4)	4
Total	$13	$—	$(9)	$4

20. Business Segment Reporting
Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for (1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and (2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Eliminations” column in the following tables.
During the second quarter of 2015, Nationstar reclassified a small portion of Xome segment activity involved with loss recovery to the Servicing segment to better align with how management is reviewing business results. All periods presented reflect this reclassification. Nationstar reclassified $9 of operating income from the Xome segment to the Servicing segment earned during 2014.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 121

The following tables present financial information by segment.

	Year Ended December 31, 2016
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$753	$59	$423	$(118)	$1,117	$1	$1,118
Net gain on mortgage loans held for sale	—	679	—	118	797	—	797
Total revenues	753	738	423	—	1,914	1	1,915
Total expenses	645	533	354	—	1,532	112	1,644
Other income (expenses):
Interest income	347	63	—	—	410	15	425
Interest expense	(442)	(58)	—	—	(500)	(165)	(665)
Other expense	—	(1)	—	—	(1)	(1)	(2)
Total other income (expenses), net	(95)	4	—	—	(91)	(151)	(242)
Income (loss) before income tax expense (benefit)	$13	$209	$69	$—	$291	$(262)	$29
Depreciation and amortization	$23	$11	$21	$—	$55	$8	$63
Total assets	$16,189	$4,563	$349	$(2,448)	$18,653	$940	$19,593

	Year Ended December 31, 2015
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$882	$51	$437	$(67)	$1,303	$2	$1,305
Net gain on mortgage loans held for sale	—	615	—	67	682	2	684
Total revenues	882	666	437	—	1,985	4	1,989
Total expenses	788	469	358	—	1,615	73	1,688
Other income (expenses):
Interest income	268	67	—	—	335	16	351
Interest expense	(377)	(58)	—	—	(435)	(170)	(605)
Other income (expense)	(1)	—	—	—	(1)	8	7
Total other income (expenses), net	(110)	9	—	—	(101)	(146)	(247)
Income (loss) before income tax expense (benefit)	$(16)	$206	$79	$—	$269	$(215)	$54
Depreciation and amortization	$21	$12	$14	$—	$47	$6	$53
Total assets	$14,244	$1,398	$304	$—	$15,946	$671	$16,617

122 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

	Year Ended December 31, 2014
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$1,088	$44	$305	$(65)	$1,372	$4	$1,376
Net gain on mortgage loans held for sale	—	535	—	65	600	(3)	597
Total revenues	1,088	579	305	—	1,972	1	1,973
Total expenses	705	390	182	—	1,277	81	1,358
Other income (expenses):
Interest income	92	72	—	—	164	16	180
Interest expense	(246)	(70)	—	—	(316)	(200)	(516)
Other income	1	—	—	—	1	6	7
Total other income (expenses), net	(153)	2	—	—	(151)	(178)	(329)
Income (loss) before income tax expense (benefit)	$230	$191	$123	$—	$544	$(258)	$286
Depreciation and amortization	$15	$9	$4	$—	$28	$12	$40
Total assets	$8,786	$1,398	$196	$—	$10,380	$689	$11,069

21. Guarantor Financial Statement Information
As of December 31, 2016, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the Issuer), both wholly-owned subsidiaries of Nationstar, have issued $1,990 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June, 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC's existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 123

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$453	$2	$34	$—	$489
Restricted cash	—	159	—	229	—	388
Mortgage servicing rights	—	3,142	—	24	—	3,166
Advances and other receivables, net	—	1,749	—	—	—	1,749
Reverse mortgage interests, net	—	10,316	—	717	—	11,033
Mortgage loans held for sale at fair value	—	1,787	—	1	—	1,788
Mortgage loans held for investment, net	—	1	—	150	—	151
Property and equipment, net	—	113	—	23	—	136
Derivative financial instruments at fair value	—	133	—	—	—	133
Other assets	—	444	323	838	(1,045)	560
Investment in subsidiaries	1,801	634	—	—	(2,435)	—
Total assets	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
Liabilities and stockholders' equity
Unsecured senior notes, net	$—	$1,990	$—	$—	$—	$1,990
Advance facilities, net	—	187	—	909	—	1,096
Warehouse facilities, net	—	2,421	—	—	—	2,421
Payables and accrued liabilities	—	1,420	2	48	—	1,470
MSR related liabilities - nonrecourse at fair value	—	1,219	—	22	—	1,241
Mortgage servicing liabilities	—	48	—	—	—	48
Derivative financial instruments at fair value	—	13	—	—	—	13
Other nonrecourse debt, net	—	8,907	—	724	—	9,631
Payables to affiliates	118	925	—	2	(1,045)	—
Total liabilities	118	17,130	2	1,705	(1,045)	17,910
Total stockholders' equity	1,683	1,801	323	311	(2,435)	1,683
Total liabilities and stockholders' equity	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593

124 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2016
	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$654	$33	$431	$—	$1,118
Net gain on mortgage loans held for sale	—	768	—	29	—	797
Total revenues	—	1,422	33	460	—	1,915
Expenses:
Salaries, wages benefits	—	601	5	207	—	813
General and administrative	—	617	8	206	—	831
Total expenses	—	1,218	13	413	—	1,644
Other income (expenses):
Interest income	—	375	—	50	—	425
Interest expense	—	(592)	—	(73)	—	(665)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	19	44	—	—	(63)	—
Total other income (expenses), net	19	(175)	—	(23)	(63)	(242)
Income (loss) before income tax expense (benefit)	19	29	20	24	(63)	29
Less: income tax expense	—	13	—	—	—	13
Net income (loss)	19	16	20	24	(63)	16
Less: net loss attributable to noncontrolling interests	—	(3)	—	—	—	(3)
Net income (loss) attributable to Nationstar	$19	$19	$20	$24	$(63)	$19

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 125

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$19	$19	$20	$24	$(63)	$19
Reconciliation of net income (loss) to net cash attributable to operating activities:
Noncontrolling interest	—	(3)	—	—	—	(3)
(Gain)/loss from subsidiaries	(19)	(44)	—	—	63	—
Net gain on mortgage loans held for sale	—	(768)	—	(29)	—	(797)
Provision for servicing reserves	—	124	—	—	—	124
Fair value changes and amortization of mortgage servicing rights	—	484	—	—	—	484
Fair value changes in mortgage loans held for sale	—	15	—	—	—	15
Fair value changes in excess spread financing	—	3	—	22	—	25
Fair value changes in mortgage servicing rights financing liability	—	(42)	—	—	—	(42)
Amortization (accretion) of premiums (discounts)	—	(9,907)	—	9,971	—	64
Depreciation and amortization	—	43	—	20	—	63
Shared based compensation	—	15	—	6	—	21
Loss on impairment of assets	—	25	—	—	—	25
Other (gain) loss	—	2	—	—	—	2
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,432)	—	—	—	(1,432)
Mortgage loans originated and purchased, net of fees	—	(19,612)	—	(794)	—	(20,406)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	31,024	—	(8,993)	—	22,031
Excess tax benefit (deficiency) from share based compensation	—	4	—	—	—	4
Changes in assets and liabilities:
Advances and other receivables, net	—	566	—	—	—	566
Reverse mortgage interests, net	—	281	—	(35)	—	246
Other assets	117	(741)	(21)	586	—	(59)
Payables and accrued liabilities	—	41	1	(21)	—	21
Net cash attributable to operating activities	117	97	—	757	—	971

126 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(55)	1	(8)	—	(62)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(120)	—	(24)	—	(144)
Purchase of reverse mortgage interests	—	(3,600)	—	—	—	(3,600)
Proceeds on sale of forward and reverse mortgage servicing rights	—	68	—	—	—	68
Net cash attributable to investing activities	—	(3,707)	1	(32)	—	(3,738)
Financing Activities
Increase (decrease) in warehouse facilities	—	637	—	(108)	—	529
Proceeds from HECM securitizations	—	(4)	—	728	—	724
Repayment of HECM securitizations	—	—	—	(713)	—	(713)
Increase in participating interest financing in reverse mortgage interests	—	2,939	—	—	—	2,939
Decrease in advance facilities	—	(51)	—	(499)	—	(550)
Repayment of excess spread financing	—	(198)	—	—	—	(198)
Issuance of excess spread financing	—	155	—	—	—	155
Repayment of nonrecourse debt - legacy assets	—	—	—	(18)	—	(18)
Repurchase of unsecured senior notes	—	(40)	—	—	—	(40)
Repurchase of common stock	(114)	—	—	—	—	(114)
Transfers (to) from restricted cash, net	—	45	—	(96)	—	(51)
Excess tax (deficiency) benefit from share based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(13)	—	—	—	(13)
Net cash attributable to financing activities	(117)	3,466	—	(706)	—	2,643
Net increase (decrease) in cash	—	(144)	1	19	—	(124)
Cash and cash equivalents at beginning of year	—	597	1	15	—	613
Cash and cash equivalents at end of year	$—	$453	$2	$34	$—	$489

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 127

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$597	$1	$15	$—	$613
Restricted cash	—	199	—	133	—	332
Mortgage servicing rights	—	3,367	—	—	—	3,367
Advances and other receivables, net	—	2,412	—	—	—	2,412
Reverse mortgage interests, net	—	6,832	—	682	—	7,514
Mortgage loans held for sale at fair value	—	1,305	—	125	—	1,430
Mortgage loans held for investment, net	—	1	—	173	—	174
Property and equipment, net	—	113	1	29	—	143
Derivative financial instruments at fair value	—	96	—	4	—	100
Other assets	3	610	303	1,497	(1,881)	532
Investment in subsidiaries	1,768	510	—	—	(2,278)	—
Total assets	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617
Liabilities and stockholders' equity
Unsecured senior notes, net	$—	$2,026	$—	$—	$—	$2,026
Advance facilities, net	—	232	—	1,408	—	1,640
Warehouse facilities, net	—	1,782	—	108	—	1,890
Payables and accrued liabilities	4	1,222	1	69	—	1,296
MSR related liabilities - nonrecourse at fair value	—	1,301	—	—	—	1,301
Mortgage servicing liabilities	—	25	—	—	—	25
Derivative financial instruments at fair value	—	6	—	—	—	6
Other nonrecourse debt, net	—	5,943	—	723	—	6,666
Payables to affiliates	—	1,737	1	143	(1,881)	—
Total liabilities	4	14,274	2	2,451	(1,881)	14,850
Total stockholders' equity	1,767	1,768	303	207	(2,278)	1,767
Total liabilities and stockholders' equity	$1,771	$16,042	$305	$2,658	$(4,159)	$16,617

128 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$846	$17	$442	$—	$1,305
Net gain on mortgage loans held for sale	—	640	—	44	—	684
Total revenues	—	1,486	17	486	—	1,989
Expenses:
Salaries, wages and benefits	—	540	5	218	—	763
General and administrative	—	737	3	185	—	925
Total expenses	—	1,277	8	403	—	1,688
Other income (expenses):
Interest income	—	311	—	40	—	351
Interest expense	—	(534)	—	(71)	—	(605)
Other income (expense)	—	8	—	(1)	—	7
Gain (loss) from subsidiaries	39	60	—	—	(99)	—
Total other income (expenses), net	39	(155)	—	(32)	(99)	(247)
Income (loss) before income tax expense (benefit)	39	54	9	51	(99)	54
Less: income tax expense	—	11	—	—	—	11
Net income (loss)	39	43	9	51	(99)	43
Less: net income attributable to noncontrolling interests	—	4	—	—	—	4
Net income (loss) attributable to Nationstar	$39	$39	$9	$51	$(99)	$39

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 129

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income attributable to Nationstar	$39	$39	$9	$51	$(99)	$39
Reconciliation of net loss to net cash attributable to operating activities:
Noncontrolling interest	—	4	—	—	—	4
(Gain)/loss from subsidiaries	(39)	(60)	—	—	99	—
Net gain on mortgage loans held for sale		(639)	—	(45)	—	(684)
Provision for servicing reserves	—	51	—	—	—	51
Fair value changes and amortization of mortgage servicing rights	—	460	—	—	—	460
Fair value changes in mortgage loans held for sale	—	1	—	—	—	1
Fair value changes in excess spread financing	—	26	—	—	—	26
Fair value changes in mortgage servicing rights financing liability	—	19	—	—	—	19
Amortization (accretion) of premiums (discounts)	—	2	—	(4)	—	(2)
Depreciation and amortization	—	40	—	13	—	53
Shared based compensation	—	13	—	7	—	20
Other (gain) loss	—	(8)	—	1	—	(7)
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,865)	—	—	—	(1,865)
Mortgage loans originated and purchased, net of fees	—	(16,827)	—	(1,144)	—	(17,971)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	18,926	—	1,118	—	20,044
Changes in assets and liabilities:
Advances and other receivables, net	—	470	—	2	—	472
Reverse mortgage interests, net	—	56	—	(341)	—	(285)
Other assets	13	220	(9)	(121)	—	103
Payables and accrued liabilities	—	(67)	1	9	—	(57)
Net cash attributable to operating activities	13	861	1	(454)	—	421

130 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(36)	—	(21)	—	(57)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(715)	—	—	—	(715)
Purchase of reverse mortgage interests	—	(4,816)	—	—	—	(4,816)
Proceeds on sale of forward and reverse mortgage servicing rights	—	44	—	—	—	44
Business acquisitions, net	—	—	—	(46)	—	(46)
Net cash attributable to investing activities	—	(5,523)	—	(67)	—	(5,590)
Financing Activities
Increase (decrease) in warehouse facilities	—	245	—	76	—	321
Proceeds from HECM securitizations	—	—	—	560	—	560
Repayment of HECM securitizations	—	—	—	(161)	—	(161)
Increase (decrease) in participating interest financing in reverse mortgage interests	—	4,541	—	—	—	4,541
Increase (decrease) in advance facilities	—	(333)	—	77	—	(256)
Repayment of excess spread financing	—	(210)	—	—	—	(210)
Issuance of excess spread financing	—	386	—	—	—	386
Repayment of nonrecourse debt - legacy assets	—	(2)	—	(11)	—	(13)
Repurchase of unsecured senior notes	—	(103)	—	—	—	(103)
Repurchase of common stock	(7)	—	—	—	—	(7)
Issuance of common stock, net of issuance costs	—	498	—	—	—	498
Transfers (to) from restricted cash, net	—	(22)	—	(24)	—	(46)
Surrender of shares relating to stock vesting	(6)	—	—	—	—	(6)
Debt financing costs	—	(21)	—	—	—	(21)
Net cash attributable to financing activities	(13)	4,979	—	517	—	5,483
Net increase (decrease) in cash and cash equivalents	—	317	1	(4)	—	314
Cash and cash equivalents at beginning of year	—	280	—	19	—	299
Cash and cash equivalents at end of year	$—	$597	$1	$15	$—	$613

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 131

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$1,030	$48	$298	$—	$1,376
Net gain on mortgage loans held for sale	—	584	—	13	—	597
Total revenues	—	1,614	48	311	—	1,973
Expenses:
Salaries wages and benefits	—	556	5	82	—	643
General and administrative	—	587	2	126	—	715
Total expenses	—	1,143	7	208	—	1,358
Other income (expenses):
Interest income	—	159	—	21	—	180
Interest expense	—	(461)	—	(55)	—	(516)
Other expense	—	5	—	2	—	7
Gain (loss) from subsidiaries	221	112	—	—	(333)	—
Total other income (expenses), net	221	(185)	—	(32)	(333)	(329)
Income (loss) before income tax expense (benefit)	221	286	41	71	(333)	286
Less: income tax expense	—	65	—	—	—	65
Net income (loss)	221	221	41	71	(333)	221
Less: net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$221	$221	$41	$71	$(333)	$221
132 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2014

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income attributable to Nationstar	$221	$221	$41	$71	$(333)	$221
Reconciliation of net loss to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	(221)	(112)	—	—	333	—
Net gain on mortgage loans held for sale	—	(584)	—	(13)	—	(597)
Provision for servicing reserves	—	86	—	—	—	86
Fair value changes and amortization of mortgage servicing rights	—	234	—	—	—	234
Fair value changes in mortgage loans held for sale	—	(12)	—	—	—	(12)
Fair value changes in excess spread financing	—	57	—	—	—	57
Fair value changes in mortgage servicing rights financing liability	—	(33)	—	—	—	(33)
Amortization (accretion) of premiums (discounts)	—	13	—	(2)	—	11
Depreciation and amortization	—	36	—	4	—	40
Shared based compensation	—	19	—	—	—	19
Other (gain) loss	—	(2)	—	6	—	4
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(3,692)	—	—	—	(3,692)
Mortgage loans originated and purchased, net of fees	—	(17,138)	—	—	—	(17,138)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	22,142	—	(6)	—	22,136
Excess tax benefit (deficiency) from share based compensation	—	(2)	—	—	—	(2)
Changes in assets and liabilities:
Advances and other receivables, net	—	259	—	(3)	—	256
Reverse mortgage interests, net	—	(644)	—	(376)	—	(1,020)
Other assets	5	(1,611)	(39)	2,206	(31)	530
Payables and accrued liabilities	—	(71)	(6)	26	31	(20)
Net cash attributable to operating activities	5	(834)	(4)	1,913	—	1,080

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 133

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(41)	—	(15)	—	(56)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(471)	—	—	—	(471)
Proceeds on sale of servicer advances	—	768	—	—	—	768
Proceeds from sale of building	—	10	—	—	—	10
Business acquisitions, net	—	(16)	—	(2)	—	(18)
Net cash attributable to investing activities	—	250	—	(17)	—	233
Financing Activities
Increase (decrease) in warehouse facilities	—	228	—	(1,088)	—	(860)
Proceeds from HECM securitizations	—	—	—	269	—	269
Repayment of HECM securitizations	—	—	—	(10)	—	(10)
Increase (decrease) in participating interest financing in reverse mortgage interests	—	353	—	—	—	353
Increase (decrease) in advance facilities	—	—	—	(1,221)	—	(1,221)
Repayment of excess spread financing	—	(184)	—	—	—	(184)
Issuance of excess spread financing	—	171	—	—	—	171
Proceeds from mortgage servicing rights financing	—	53	—	—	—	53
Repayment of nonrecourse debt - legacy assets	—	—	—	(15)	—	(15)
Repurchase of unsecured senior notes	—	(285)	—	—	—	(285)
Transfers (to) from restricted cash, net	—	119	—	172	—	291
Excess tax (deficiency) benefit from share based compensation	—	2	—	—	—	2
Surrender of shares relating to stock vesting	(5)	—	—	—	—	(5)
Debt financing costs	—	(15)	—	—	—	(15)
Net cash attributable to financing activities	(5)	442	—	(1,893)	—	(1,456)
Net increase/(decrease) in cash	—	(142)	(4)	3	—	(143)
Cash and cash equivalents at beginning of year	—	422	4	16	—	442
Cash and cash equivalents at end of year	$—	$280	$—	$19	$—	$299

134 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

22. Transactions with Affiliates

Nationstar enters into arrangements with Fortress, its subsidiaries managed funds or affiliates for purposes of financing the Company's MSR acquisitions and cash flow requirements. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress. During the years ended December 31, 2016, 2015 and 2014, the Company earned revenues from affiliates of Fortress totaling $10, $10 and $13, respectively, as described below.

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the Portfolios, which was $576, $658 and $762, as of December 31, 2016, 2015, and 2014, respectively. For the years ended 2016, 2015 and 2014, Nationstar received servicing fees and other performance incentive fees of $3, $4 and $4, respectively.
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
The fair value on the outstanding liability related to these agreements was $1,064 and $1,232 at December 31, 2016 and 2015, respectively. Fees paid to New Residential Entity totaled $290, $294, and $277 for years ended December 31, 2016, 2015 and 2014, respectively.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets.

Special purpose subsidiaries of Nationstar previously issued approximately $2,100 of nonrecourse variable funding notes to finance the advances funded or acquired by Nationstar. The notes were issued by two wholly-owned special purpose entities under servicer advance facilities. Pursuant to a sale agreement, New Residential purchased the outstanding equity of the wholly-owned special purpose entities. On the sale date, New Residential and Nationstar amended and restated the transaction documents for each facility. Under these amended and restated transaction documents for each facility, Nationstar will continue to sell future servicing advances to New Residential.
The fair value of the outstanding liability related to the sale agreement was $27 and $69 at December 31, 2016 and 2015, respectively. Nationstar did not enter into any additional supplemental agreements with these affiliates in 2016 and 2015.
Other
In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans that New Residential and/or its various affiliates and trust entities acquire. For the years ended December 31, 2016, 2015 and 2014 Nationstar recognized revenue of $5, $4, and $4 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for the collapse of certain securitization trusts pursuant to New Residential exercising its clean up call rights. For the years ended December 31, 2016, 2015 and 2014, Nationstar earned revenue of $1, $0, and $0 for these administration services, respectively.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 135

In February 2013, Nationstar acquired certain fixed and adjustable rate reverse mortgage loans with an unpaid principal balance totaling $83 for a purchase price of $50. In conjunction with this acquisition, Nationstar entered into an agreement with NIC Reverse Loan LLC, a subsidiary of New Residential, to sell a participating interest amounting to 70% of the acquired reverse mortgage loans. Both Nationstar and NIC are entitled to the related percentage interest of all amounts received with respect to the reverse mortgage loans, net of payments of servicing fees and the reimbursement to Nationstar of servicing advances. Nationstar records to servicing fee revenue the fixed payments received per loan for servicing NICs interest in these reverse mortgage loans, which totaled $0.3, $0.3, and $0.3 for the years ended December 31, 2016, 2015, and 2014, respectively. Nationstar records NICs interest as a reduction to reverse mortgage interests on the Company's consolidated balance sheets.

OneMain Financial Holdings, LLC
On November 15, 2015, Springleaf Holdings, Inc., which is primarily owned by certain private equity funds managed by an affiliate of Fortress, completed its acquisition of OneMain Financial Holdings, LLC, and changed its corporate name from Springleaf Holdings, Inc. to OneMain Holdings, Inc. Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the years ended December 31, 2016, 2015, and 2014, Nationstar recognized revenue of $1, $2and $5, respectively, in additional servicing and other performance incentive fees related to these portfolios. Amounts outstanding from OneMain Financial Holdings, LLC as of December 31, 2016 and 2015 were $2, and $0, respectively.

136 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

23. Quarterly Financial Data (Unaudited)
The unaudited quarterly consolidated results of operations are summarized in the tables below.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$84	$113	$305	$616
Net gain on mortgage loans held for sale	171	216	237	173
Total revenues	255	329	542	789
Total expenses	412	413	407	412
Total other income (expense), net	(58)	(60)	(64)	(60)
Income (loss) before income tax expense (benefit)	(215)	(144)	71	317
Less: Income tax expense (benefit)	(82)	(53)	29	119
Net income (loss)	(133)	(91)	42	198
Less: Net income (loss) attributable to noncontrolling interests	(1)	1	(3)	—
Net income (loss) attributable to Nationstar	$(132)	$(92)	$45	$198

Net income (loss) per common share attributable to common stockholders:
Basic	$(1.28)	$(0.92)	$0.46	$2.02
Diluted	$(1.28)	$(0.92)	$0.46	$2.01

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$215	$458	$211	$421
Net gain on mortgage loans held for sale	167	164	186	167
Total revenues	382	622	397	588
Total expenses	384	441	446	417
Total other income (expense), net	(73)	(61)	(63)	(50)
Income (loss) before income tax expense (benefit)	(75)	120	(112)	121
Less: Income tax expense (benefit)	(28)	44	(47)	42
Net income (loss)	(47)	76	(65)	79
Less: Net income attributable to noncontrolling interests	2	1	1	—
Net income (loss) attributable to Nationstar	$(49)	$75	$(66)	$79

Net income (loss) per common share attributable to common shareholders:
Basic	$(0.54)	$0.69	$(0.62)	$0.85
Diluted	$(0.54)	$0.69	$(0.62)	$0.84

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 137

24. Subsequent Events

In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. Under the agreement, Nationstar will subservice approximately $111 billion UPB that New Residential has agreed to purchase, including approximately $97 billion UPB of MSRs from CitiMortgage, Inc. The Company anticipates boarding the loans between the second and fourth quarters of 2017.

138 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2016.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report, dated March 9, 2017, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 139

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

We have audited Nationstar Mortgage Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nationstar Mortgage Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationstar Mortgage Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Nationstar Mortgage Holdings Inc. and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2017

140 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end.

Item 14. Principal Accountant Fees and Services.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and accompanying notes.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 141

EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.2+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.3+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.4+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.4	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.5	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.6	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.7	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

142 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.8	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.9	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.10	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.11	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.12	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014
4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	8/3/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	8/3/2015

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 143

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.17	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

4.18	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.19	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.20	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.21	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

144 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.4	Assignment, Assumption and Recognition Agreement, dated October 9, 2015, between Nationstar Agency Advance Funding Trust (assignor), Nationstar Agency Advance Receivables Trust (assignee), Nationstar Agency Advance Funding LLC (assignor depositor), Nationstar Agency Advance Funding II LLC (assignee depositor), Nationstar Mortgage LLC (seller), Barclays Bank PLC and Credit Suisse AG, New York Branch (assignor administrative agents) and JPMorgan Chase Bank, N.A. (assignee administrative agent)	10-K	001-35449	10.4	03/01/2016

10.5	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.6	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.7	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.8	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.9	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.10	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.11	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.12	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.13	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.14	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 145

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.15	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	00135449	10.4	11/07/2014

10.16	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016
10.17	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.18	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.19	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.20	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.21
Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
						X

10.22
Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
						X

10.23**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles	10-K	001-35449	10.45	02/26/2015

10.24**	Offer Letter and Acceptance, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

10.25**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls	10-K	001-35449	10.46	03/01/2016

10.26**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

146 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.27**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.28**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.29**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.30**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.31**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.

Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K 147

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Nationstar Mortgage Holdings Inc.

By: /s/ Jay Bray
Jay Bray
Chief Executive Officer
March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	March 9, 2017
Jay Bray, Chief Executive Officer and Director and Chairman (Principal Executive Officer)

/s/ Robert D. Stiles	March 9, 2017
Robert D. Stiles, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Gidel	March 9, 2017
Robert Gidel, Director

/s/ Roy Guthrie	March 9, 2017
Roy Guthrie, Director

/s/ Brett Hawkins	March 9, 2017
Brett Hawkins, Director

/s/ Michael D. Malone	March 9, 2017
Michael D. Malone, Director

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.2+	Sale Supplement (Shuttle 1), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.2	12/23/2013

2.3+	Sale Supplement (Shuttle 2), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.3	12/23/2013

2.4+	Sale Supplement (First Tennessee), dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.4	12/23/2013

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	2/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	2/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	2/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	2/24/2012

4.3	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	9/24/2012

4.4	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/28/2012

4.5	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	3/15/2013

4.6	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	4/25/2012

4.7	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	7/24/2012

4.8	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	8/9/2012

4.9	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	3/15/2013

4.10	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	2/7/2013

4.11	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	3/26/2013

4.12	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	5/31/2013

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	2/6/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	5/9/2014
4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	8/3/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	8/3/2015

4.17	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

4.18	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	2/6/2013

4.19	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	2/6/2013

4.20	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	7/22/2013

4.21	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	9/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	2/6/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	6/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	2/6/2013

10.4	Assignment, Assumption and Recognition Agreement, dated October 9, 2015, between Nationstar Agency Advance Funding Trust (assignor), Nationstar Agency Advance Receivables Trust (assignee), Nationstar Agency Advance Funding LLC (assignor depositor), Nationstar Agency Advance Funding II LLC (assignee depositor), Nationstar Mortgage LLC (seller), Barclays Bank PLC and Credit Suisse AG, New York Branch (assignor administrative agents) and JPMorgan Chase Bank, N.A. (assignee administrative agent)	10-K	001-35449	10.4	03/01/2016

10.5	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	6/11/2013

10.6	Amendment and Waiver, dated February 21, 2012, to the Master Repurchase Agreement, dated March 25, 2011, and the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank, PLC and Nationstar Mortgage LLC	10-K	001-35449	10.13	3/15/2013

10.7	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	3/15/2013

10.8	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	3/15/2013

10.9	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	3/15/2013

10.10	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	3/15/2013

10.11	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.12	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.13	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.14	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.15	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	00135449	10.4	11/07/2014

10.16	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016
10.17	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.18	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

10.19	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.20	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.21
Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
						X

10.22
Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
						X

10.23**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles	10-K	001-35449	10.45	02/26/2015

10.24**	Offer Letter and Acceptance, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

10.25**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls	10-K	001-35449	10.46	03/01/2016

10.26**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

10.27**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.28**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.29**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.30**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.31**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	2/24/2012

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+
The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.

**	Management contract, compensatory plan or arrangement.

148 Nationstar Mortgage Holdings Inc. - 2016 Annual Report on Form 10-K