Form 10-Q
period 2017-03-31
Nationstar Mortgage Holdings Inc.
filed 2017-05-05
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-35449
________________________________________________________________________________________________________
Nationstar Mortgage Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2156869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8950 Cypress Waters Blvd Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 549-2000
________________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of April 28, 2017 was 97,772,518.

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$443	$489
Restricted cash	304	388
Mortgage servicing rights, $3,168, and $3,160 at fair value, respectively	3,173	3,166
Advances and other receivables, net of reserves of $208 and $184, respectively	1,580	1,749
Reverse mortgage interests, net of reserves of $137 and $131, respectively	10,849	11,033
Mortgage loans held for sale at fair value	1,476	1,788
Mortgage loans held for investment, net	150	151
Property and equipment, net of accumulated depreciation of $130 and $118, respectively	136	136
Derivative financial instruments at fair value	82	133
Other assets	552	560
Total assets	$18,745	$19,593

Liabilities and stockholders' equity
Unsecured senior notes, net	$1,944	$1,990
Advance facilities, net	931	1,096
Warehouse facilities, net	2,413	2,421
Payables and accrued liabilities	1,221	1,470
MSR related liabilities - nonrecourse at fair value	1,209	1,241
Mortgage servicing liabilities	49	48
Derivative financial instruments at fair value	14	13
Other nonrecourse debt, net	9,277	9,631
Total liabilities	17,058	17,910
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,127	1,122
Retained earnings	703	701
Treasury shares at cost 12,148 thousand and 12,418 thousand shares, respectively	(150)	(147)
Total Nationstar stockholders' equity	1,681	1,677
Noncontrolling interest	6	6
Total stockholders' equity	1,687	1,683
Total liabilities and stockholders' equity	$18,745	$19,593
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three months ended March 31,
	2017	2016
Revenues:
Service related, net	$283	$84
Net gain on mortgage loans held for sale	144	171
Total revenues	427	255
Expenses:
Salaries, wages and benefits	192	197
General and administrative	180	215
Total expenses	372	412
Other income (expenses):
Interest income	139	103
Interest expense	(190)	(161)
Other expense	(1)	—
Total other income (expenses), net	(52)	(58)
Income (loss) before income tax expense (benefit)	3	(215)
Less: Income tax expense (benefit)	1	(82)
Net income (loss)	2	(133)
Less: Net income (loss) attributable to non-controlling interests	—	(1)
Net income (loss) attributable to Nationstar	$2	$(132)

Net income (loss) per common share attributable to common stockholders:
Basic	$0.02	$(1.28)
Diluted	$0.02	$(1.28)
Weighted average shares of common stock outstanding (in thousands):
Basic	97,591	103,098
Dilutive effect of stock awards	1,212	—
Diluted	98,803	103,098
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Shares issued (surrendered) under incentive plan, net	395	—	—	—	(1)	(1)	—	(1)
Share-based compensation	—	—	7	—	—	7	—	7
Excess tax benefit from share based compensation	—	—	(3)	—	—	(3)	—	(3)
Repurchase of common stock	(5,522)	—	—	—	(55)	(55)	—	(55)
Net loss	—	—	—	(132)	—	(132)	(1)	(133)
Balance at March 31, 2016	102,873	$1	$1,109	$550	$(86)	$1,574	$8	$1,582

Balance at December 31, 2016	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued (surrendered) under incentive plan, net	270	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	5	—	—	5	—	5
Net income	—	—	—	2	—	2	—	2
Balance at March 31, 2017	97,767	$1	$1,127	$703	$(150)	$1,681	$6	$1,687

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three months ended March 31,
	2017	2016
Operating Activities
Net income (loss) attributable to Nationstar	$2	$(132)
Reconciliation of net income (loss) to net cash attributable to operating activities:
Noncontrolling interest	—	(1)
Net gain on mortgage loans held for sale	(144)	(171)
Reverse loan interest income	(118)	(85)
Loss on liquidation of reverse loans	2	—
Provision for servicing reserves	34	36
Fair value changes and amortization of mortgage servicing rights	58	286
Fair value changes in mortgage loans held for sale	(20)	(23)
Fair value changes in excess spread financing	25	(24)
Fair value changes in mortgage servicing rights financing liability	1	13
Amortization of premiums and accretion of discount	12	17
Depreciation and amortization	14	17
Share-based compensation	5	7
Other loss	1	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(296)	(348)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	(808)	(485)
Mortgage loans originated and purchased, net of fees	(4,632)	(4,240)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	5,399	4,300
Excess tax benefit from share-based compensation	—	3
Changes in assets and liabilities:
Advances and other receivables, net	148	160
Reverse mortgage interests, net	1,100	547
Other assets	(2)	(48)
Payables and accrued liabilities	(250)	(160)
Net cash attributable to operating activities	531	(331)

Investing Activities
Property and equipment additions, net of disposals	(13)	(13)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(4)	(2)
Purchase of reverse mortgage interests, net	—	(55)
Proceeds on sale of forward and reverse mortgage servicing rights	—	19
Net cash attributable to investing activities	(17)	(51)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Three months ended March 31,
	2017	2016
Financing Activities
Increase (decrease) in warehouse facilities	(9)	523
Decrease in advance facilities	(164)	(79)
Proceeds from HECM securitizations	—	282
Repayment of HECM securitizations	(75)	(286)
Decrease in participating interest financing in reverse mortgage interests	(280)	(120)
Repayment of excess spread financing	(58)	(47)
Repayment of nonrecourse debt – legacy assets	(5)	(3)
Repurchase of unsecured senior notes	(48)	(2)
Repurchase of common stock	—	(55)
Transfers to restricted cash, net	84	25
Excess tax deficiency from share based compensation	—	(3)
Surrender of shares relating to stock vesting	(3)	(2)
Debt financing costs	(2)	(3)
Net cash attributable to financing activities	(560)	230
Net decrease in cash and cash equivalents	(46)	(152)
Cash and cash equivalents - beginning of period	489	613
Cash and cash equivalents - end of period	$443	$461

Supplemental disclosures of cash activities
Cash paid for interest expense	$199	$167
Net cash paid for income taxes	$2	$15
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

Basis of Presentation
The consolidated interim financial statements of Nationstar have been prepared in accordance with U.S. generally accepted accounting principles in the United States ("GAAP") for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016. The Company describes its significant accounting policies in Note 2 of the notes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, no significant changes were made to those accounting policies. Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

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

Basis of Consolidation
The consolidated financial statements include the accounts of Nationstar, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities ("VIE") where Nationstar is the primary beneficiary. Nationstar applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Intercompany balances and transactions on consolidated entities have been eliminated. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that Nationstar became the primary beneficiary through the date Nationstar ceases to be the primary beneficiary.

Recent Accounting Guidance Adopted

Effective January 1, 2017, the Company prospectively adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification of cash flows. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in the recognition of $0.2 of excess tax benefits within income tax expense rather than additional paid in capital for the three months ended March 31, 2017. The impact on diluted earnings per share is less than $0.01 per share for the period. Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows. This change has been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore no change is requirement. The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.

Recent Accounting Guidance Not Yet Adopted

Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate technology and support. We have performed a preliminary review of the new guidance as compared to our current accounting policies and are currently evaluating all services rendered to our customers as well as underlying contracts to determine the impact of this standard to our revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, through our review, we have identified one service offering (Services and Software as a Service) under Xome operating segment that is within the scope of ASC 606. Although revenue recognition may be impacted to some degree for this service offering, we do not anticipate the impact to be materially different from the current revenue recognition processes. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, as necessary.

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

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) and Accounting Standards Update No 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18) both relate to the Statement of Cash Flows (Topic 230) and are intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017, and will require adoption on a retrospective basis. The Company is currently evaluating the impact of the application of ASU 2016-15 will have on the Company’s classification of cash flows.

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

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (ASC) 350. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on our consolidated financial statements. ASU 2017-04 is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 will be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

2. Mortgage Servicing Rights ("MSRs") and Related Liabilities

The following table sets forth the carrying value of Nationstar's MSRs and the related liabilities.

MSRs and Related Liabilities	March 31, 2017	December 31, 2016
Forward MSRs - fair value	$3,168	$3,160
Reverse MSRs - amortized cost	5	6
Mortgage servicing rights	$3,173	$3,166

Mortgage servicing liabilities - amortized cost	$49	$48

Excess spread financing - fair value	$1,181	$1,214
Mortgage servicing rights financing liability - fair value	28	27
MSR related liabilities (nonrecourse)	$1,209	$1,241

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

The following table sets forth the activities of forward MSRs during the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
Forward MSRs - Fair Value	2017	2016
Fair value - beginning of period	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	59	40
Purchases of servicing rights	5	—
Dispositions:
Sales of servicing assets	—	(16)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	14	(237)
Other changes in fair value	(70)	(57)
Fair value - end of period	$3,168	$3,088

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment. During the three months ended March 31, 2017, the Company did not sell forward MSRs. During the three months ended March 31, 2016, the Company sold $1,851 in unpaid principal balances ("UPB") of forward MSRs and was retained as the subservicer for the sold assets.

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

The following table provides a breakdown of credit and interest sensitive UPBs for Nationstar's forward owned MSRs.

Forward MSRs - Sensitivity Pools	March 31, 2017		December 31, 2016
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$190,019	$1,819	$198,935	$1,818
Interest sensitive	113,336	1,349	113,141	1,342
Total	$303,355	$3,168	$312,076	$3,160

Nationstar used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

Credit Sensitive	March 31, 2017	December 31, 2016
Discount rate	11.4%	11.6%
Total prepayment speeds	15.4%	15.4%
Expected weighted-average life	6.0 years	6.0 years

Interest Sensitive
Discount rate	9.2%	9.3%
Total prepayment speeds	10.7%	10.7%
Expected weighted-average life	6.8 years	6.8 years

The following table shows the hypothetical effect on the fair value of the forward MSRs fair value when applying certain unfavorable variations of key assumptions to these assets at March 31, 2017 and December 31, 2016.

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2017
Mortgage servicing rights	$(120)	$(231)	$(124)	$(238)
December 31, 2016
Mortgage servicing rights	$(114)	$(221)	$(117)	$(224)

These hypothetical sensitivities should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects.

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
Nationstar owns the right to service certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $37,700 and $38,940 as of March 31, 2017 and December 31, 2016, respectively. The following table sets forth the activities of reverse MSRs and liabilities for the three months ended March 31, 2017 and 2016. Management evaluated reverse MSRs and MSLs each reporting period to ensure reverse MSRs are not impaired and MSLs sufficiently reflect estimated obligations associated with servicing. Based on management's assessment at March 31, 2017, no impairment was required to be recorded for reverse MSRs. In addition, $1 was recorded for increased MSL obligations due to portfolio performance during the first quarter of 2017.

	Three months ended March 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs and Liabilities - Amortized Cost
Balance - beginning of period	$6	$48	$9	$25
Increased MSL obligation	—	1	—	—
Amortization/accretion	(1)	—	(1)	(7)
Balance - end of the period	$5	$49	$8	$18
Fair value - end of period	$14	$32	$28	$3

Excess Spread Financing - Fair Value
To finance the acquisition of certain forward MSRs on various forward loan pools ("Portfolios"), Nationstar has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc., and with certain affiliated entities formed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). Nationstar sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed basic servicing fee per loan. Servicing fees associated with a traditional MSR can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

Contemporaneous with the above, Nationstar has entered into refinanced loan obligations with New Residential and BlackRock. Should Nationstar refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of key assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
March 31, 2017
Low	6.3%	4.0	8.5%	6.7%
High	21.4%	7.5	14.0%	30.1%
Weighted-average	13.9%	6.2	10.8%	19.1%
December 31, 2016
Low	6.1%	4.1	8.5%	6.7%
High	21.2%	8.5	14.1%	29.8%
Weighted-average	13.9%	6.3	10.8%	19.0%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable expected levels variations of key assumptions to these liabilities.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2017
Excess spread financing	$46	$95	$40	$84
December 31, 2016
Excess spread financing	$49	$101	$41	$85

As the cash flow assumptions utilized in determining the fair value amounts in the excess spread financing are based on the related cash flow assumptions utilized in the financed MSRs, any fair value changes recognized in the MSRs would inherently have an inverse impact on the carrying amount of the related excess spread financing. For example, while an increase in discount rates would negatively impact the value of the Company's MSRs, it would reduce the carrying value of the associated excess spread financing liability.

These hypothetical sensitivities should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors, which could impact the above hypothetical effects. Also, a positive change in the above assumptions would not necessarily correlate with the corresponding decrease in the net carrying amount of the excess spread financing.

Mortgage Forward Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain forward MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets. See Note 18, Transactions with Affiliates for additional information.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

Mortgage Servicing Rights Financing Assumptions	March 31, 2017	December 31, 2016
Advance financing rates	3.2%	3.2%
Annual advance recovery rates	22.9%	23.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Three months ended March 31,
Servicing Revenue	2017	2016
Contractually specified servicing fees including subservicing fees	$255	$270
Other service-related income	46	60
Incentive and modification income	22	24
Late fees	24	19
Reverse servicing fees	14	18
Mark-to-market (1)	(38)	(262)
Counter party revenue share (2)	(62)	(74)
Amortization, net of accretion (3)	(61)	(65)
Total servicing revenue	$200	$(10)

(1) Mark-to-market includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of $26 and $29 of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables during the first quarter of 2017 and 2016, respectively.
(2) Counter party revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(3) Accretion for the three months ended March 31, 2017 and 2016 and are $42 and $47, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	March 31, 2017	December 31, 2016
Servicing advances	$1,431	$1,614
Receivables from agencies, investors and prior servicers	357	319
Reserves	(208)	(184)
Total advances and other receivables, net	$1,580	$1,749

Nationstar as loan servicer is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance, and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, or mortgage insurance claims. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.
The Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $125 and $94 for the Company's forward loan portfolio at March 31, 2017 and December 31, 2016, respectively.

The activity of the reserves for advances and other receivables is set forth below.

	Three months ended March 31,
Advances and Other Receivables Reserves	2017	2016
Balance - beginning of period (1)	$184	$163
Provision and other additions (2)	40	42
Write-offs	(16)	—
Balance - end of period	$208	$205

(1) Beginning reserve balance as of December 31, 2015 was updated to reflect the reclassification of reserves for advances and other receivables from the MSR.
(2) A provision of $26 and $29 was recorded through the MTM adjustment in service related revenues for the three months ended March 31, 2017 and 2016, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consist of the following.

	March 31, 2017	December 31, 2016
Participating interests in HMBS	$8,567	$8,839
Other interests securitized	688	753
Unsecuritized interests	1,731	1,572
Reserves	(137)	(131)
Total reverse mortgage interests, net	$10,849	$11,033

Participating interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. During the three months ended March 31, 2017, a total of $238 in UPB was securitized.

Other interests securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria, which have been transferred to private securitization trusts and are subject to nonrecourse debt. During the three months ended March 31, 2017, no such private securitization trusts were issued.

Unsecuritized interests
Unsecuritized interests in reverse mortgages consist of the following.

	March 31, 2017	December 31, 2016
Repurchased HECM loans	$1,270	$1,000
HECM related receivables	315	301
Funded borrower draws not yet securitized	96	236
Foreclosed assets	50	35
Total unsecuritized interests	$1,731	$1,572

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $1,087 and $705 HECM loans out of Ginnie Mae HMBS securitizations during the three months ended March 31, 2017 and 2016, respectively, of which, $279 and $220 were subsequently assigned to prior servicers in accordance with specific servicing agreements.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $32 and $38 for the Company's reverse loan portfolio at March 31, 2017 and December 31, 2016, respectively.

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

The activity of the reserves for reverse mortgage interests is set forth below.

	Three months ended March 31,
	2017	2016
Reserves for reverse mortgage interests - beginning of period	$131	$53
Provision	8	8
Charge-offs	(2)	—
Reserves for reverse mortgage interests - end of period	$137	$61

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution and acquired $3,748 reverse mortgage interests. Under the purchase agreement, the Company has agreed to acquire remaining components of the reverse portfolio, primarily including whole HECM loans and REO advances owned by third parties, pending the appropriate regulatory approvals which are expected in the second half of 2017.

Reverse Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $118 and $85 for the three months ended March 31, 2017 and 2016, respectively.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market on a servicing-retained basis. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinancings of loans or new home purchases (referred to as "recapture"). Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	March 31, 2017	December 31, 2016
Mortgage loans held for sale – unpaid principal balance	$1,431	$1,759
Mark-to-market adjustment (1)	45	29
Total mortgage loans held for sale	$1,476	$1,788
(1) The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

Nationstar accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated.

	March 31, 2017		December 31, 2016
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$105	$101	$106	$103

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the three months ended March 31, 2017 and 2016, Nationstar repurchased $69 and $12 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $99 and $2 of previously repurchased loans, respectively. As of March 31, 2017 and 2016, $10 and $3 of the repurchased loans have reperformed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $91 and $84 as of March 31, 2017 and December 31, 2016, respectively.
The following table details the changes in mortgage loans held for sale for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
Mortgage loans held for sale	2017	2016
Balance - beginning of period	$1,788	$1,430
Mortgage loans originated and purchased, net of fees	4,632	4,240
Loans sold	(5,268)	(4,173)
Repurchase of loans out of Ginnie Mae securitizations	296	348
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims (1)	(4)	(8)
Net transfer of mortgage loans held for sale from REO in other assets (2)	7	9
Changes in fair value	20	23
Other	5	12
Balance - end of period	$1,476	$1,881

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REO in the sales process which are transferred to other assets and certain government insured mortgage REO which are transferred from other assets upon completion of the sale so that the claims process can begin.

For the three months ended March 31, 2017 and 2016, the Company received proceeds of $5,405 and $4,310, respectively, on the sale of mortgage loans held for sale, resulting in gains of $137 and $137, respectively.

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

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	March 31, 2017	December 31, 2016
Mortgage loans held for investment, net – UPB	$209	$216
Transfer discount:
Non-accretable	(46)	(52)
Accretable	(13)	(13)
Total mortgage loans held for investment, net	$150	$151

The changes in accretable yield discount on loans transferred to mortgage loans held for investment are set forth below.

	Three months ended March 31,
Accretable Yield Discount	2017	2016
Balance - beginning of the period	$(13)	$(15)
Accretion	1	1
Reclassifications from non-accretable discount	(1)	—
Balance - end of the period	$(13)	$(14)
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified to accretable yield discount approximately $1 and $0 of transfer discount designated as reserves for future loss, for the three months ended March 31, 2017 and 2016, respectively. No provision for reserves was required for the three months ended March 31, 2017 and 2016, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $24 and $29 as of March 31, 2017 and December 31, 2016, respectively.

6. Other Assets

Other assets consist of the following.

	March 31, 2017	December 31, 2016
Loans subject to repurchase right from Ginnie Mae	$157	$152
Accrued revenues	151	165
Goodwill	74	74
Deposits	30	25
Intangible assets	27	28
Real estate owned (REO), net	26	30
Prepaid expenses	20	16
Receivables from affiliates, net	6	6
Other	61	64
Total other assets	$552	$560

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

Real estate owned
Real estate owned ("REO") includes $19 and $21 of REO loans with government insurance at March 31, 2017 and December 31, 2016, respectively.

Other
Other primarily includes non-advance related accounts receivables due from investors and various other miscellaneous assets.

7. Derivative Financial Instruments

Derivative instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), forward Mortgage Backed Securities ("MBS") trades, Eurodollar and Treasury futures, interest rate swap agreements and interest rate caps.

Associated with the Company's derivatives are $5 and $29 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of March 31, 2017 and December 31, 2016, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Three months ended March 31, 2017
Assets
Mortgage loans held for sale, net
Loan sale commitments	2017	$4	$0.2	$0.1
Derivative financial instruments
IRLCs	2017	2,605	78.3	(13.9)
Forward sales of MBS	2017	732	1.3	(37.9)
LPCs	2017	170	1.3	(0.6)
Treasury futures	2017	63	0.6	0.6
Eurodollar futures (1)	2017-2021	26	—	—
Interest rate swaps (1)	2017	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs (1)	2017	6	—	1.1
Forward sales of MBS	2017	2,654	12.4	(2.4)
LPCs	2017	126	0.3	1.2
Treasury futures	2017	98	0.8	(0.8)
Eurodollar futures (1)	2017-2021	31	—	—
Interest rate swaps (1)	2017	—	—	0.1

Year ended December 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2017	$1	$0.1	$(0.2)
Derivative financial instruments
IRLCs	2017	3,675	92.2	3.1
Forward sales of MBS	2017	2,580	39.2	33.1
LPCs	2017	203	1.9	(2.0)
Eurodollar futures (1)	2017-2021	35	—	(0.1)
Interest rate swaps	2017	9	0.1	(0.4)

Liabilities
Derivative financial instruments
IRLCs	2017	176	1.1	(1.1)
Forward sales of MBS	2017	1,689	10.0	(6.3)
LPCs (1)	2017	111	1.5	—
Eurodollar futures (1)	2017-2021	27	—	0.1
Interest rate swaps	2017	9	0.1	0.4

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					March 31, 2017		December 31, 2016
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	October 2017	Servicing advance receivables	$650	$443	$503	$485	$578
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	December 2017	Servicing advance receivables	500	217	254	260	301
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2018	Servicing advance receivables	200	124	147	164	186
MBS servicer advance facility (2014)	LIBOR+3.5%	September 2017	Servicing advance receivables	125	94	132	88	142
MBS advance financing facility	LIBOR+2.5%	March 2018	Servicing advance receivables	80	54	58	55	60
MBS advance financing facility (2012) (1)	LIBOR+5.0%	January 2017	Servicing advance receivables	—	—	—	44	52
Advance facilities principal amount					932	1,094	1,096	1,319
Debt issuance costs					(1)	—	—	—
Advance facilities, net					$931	$1,094	$1,096	$1,319

(1) This MBS Advance Financing facility was paid off in full in February 2017.
					March 31, 2017		December 31, 2016
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+2.0% to 2.9%	October 2017	Mortgage loans or MBS	$1,200	$646	$710	$682	$747
$900 warehouse facility	LIBOR+1.8% to 3.3%	June 2017	Mortgage loans or MBS	900	447	487	496	539
$850 warehouse facility	LIBOR+2.0% to 2.8%	November 2017	Mortgage loans or MBS	850	493	543	410	415
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2017	Mortgage loans or MBS	500	173	178	229	237
$500 warehouse Facility	LIBOR+2.1% to 2.5%	September 2017	Mortgage loans or MBS	500	143	148	250	256
$350 warehouse facility	LIBOR+2.2% to 2.8%	April 2018	Mortgage loans or MBS	350	20	22	12	13
$350 warehouse facility	LIBOR+2.5% to 2.6%	November 2017	Mortgage loans or MBS	350	270	294	173	189
$300 warehouse facility	LIBOR+2.3%	January 2018	Mortgage loans or MBS	300	154	181	153	180
$200 warehouse facility	LIBOR+1.6%	April 2019	Mortgage loans or MBS	200	55	56	7	8
$40 warehouse facility	LIBOR+3.0%	December 2017	Mortgage loans or MBS	40	14	22	11	18
Warehouse facilities principal amount					2,415	2,641	2,423	2,602
Debt issuance costs					(2)	—	(2)	—
Warehouse facilities, net					$2,413	$2,641	$2,421	$2,602

Pledged Collateral:
Mortgage loans, net					$1,399	$1,151	$1,693	$1,427
Reverse mortgage interests, net					$1,016	$1,146	$730	$834
MSR and other collateral					$—	$344	$—	$341

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below.

	March 31, 2017	December 31, 2016
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$595
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	413	461
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	400	400
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	345	345
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,959	2,007
Debt issuance costs	(15)	(17)
Unsecured senior notes, net	$1,944	$1,990

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
As of March 31, 2017, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows.

Year ending December 31,	Amount
2017	$—
2018	413
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes principal amount	1,959
Unamortized debt issuance costs	(15)
Unsecured senior notes, net	$1,944

Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below.

					March 31, 2017	December 31, 2016
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating Interest Financing (1)	_	_	_	$—	$8,639	$8,914
Securitization of nonperforming HECM loans
Trust 2015-2	November 2015	November 2025	A, M1, M2	127	100	114
Trust 2016-1	March 2016	February 2026	A, M1, M2	214	176	194
Trust 2016-2	June 2016	June 2026	A, M1, M2	159	136	158
Trust 2016-3	August 2016	August 2026	A, M1, M2	212	187	208
Nonrecourse debt - legacy assets	November 2009	October 2039	A	202	45	50
Other nonrecourse debt principal amount					9,283	9,638
Unamortized debt issuance costs					(6)	(7)
Other nonrecourse debt, net					$9,277	$9,631

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios transferred to the Company.
Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of advances and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.1% to 7.0%.

Securitizations of Nonperforming HECM Loans
From time to time, Nationstar securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing HECM loans that are covered by FHA insurance and secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 7.4% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of one to two years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $199 and $208 at March 31, 2017 and December 31, 2016, respectively. The carrying values on the outstanding loans was $53 and $58 at March 31, 2017 and December 31, 2016, respectively, and the carrying value of the nonrecourse debt was $45 and $50, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of March 31, 2017 the Company is in compliance with its financial covenants.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2017, the Company is in compliance with these minimum tangible net worth requirements.

Nationstar has a total of $3,398 and $3,351 in unused borrowing capacity out of a total of $6,745 and $6,870 in available borrowing capacity at March 31, 2017 and December 31, 2016, respectively.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	March 31, 2017	December 31, 2016
Payables to servicing and subservicing investors	$508	$655
Loans subject to repurchase from Ginnie Mae	157	152
Taxes	84	84
Accrued interest	65	65
Payable to insurance carriers and insurance cancellation reserves	64	73
Accrued bonus and payroll	56	95
Payable to GSEs and securitized trusts	47	58
Professional and legal	43	47
Lease obligations	25	24
Accrued liabilities and accounts payable	17	49
MSR purchases payable including advances	17	21
Repurchase reserves	15	18
Other	123	129
Total payables and accrued liabilities	$1,221	$1,470

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

Repurchase reserves
The activity of the outstanding repurchase reserves is set forth below.

	Three months ended March 31,
Repurchase Reserves	2017	2016
Balance - beginning of period	$18	$26
Provision, net of release	(2)	1
Charge-offs	(1)	(1)
Balance - end of period	$15	$26

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

A selling representation and warranty framework was introduced by the GSEs in 2013 and enhanced in 2014 that helps address concerns of loan sellers with respect to loan repurchase risk. Under the framework, a GSE will not exercise its remedies, including the issuance of repurchase requests, for breaches of certain selling representations and warranties if a mortgage meets certain eligibility requirements. For loans sold to GSEs on or after January 1, 2013, repurchase risk for Home Affordable Refinance Program ("HARP") loans is lowered if the borrower stays current on the loan for 12 months and representation and warranty risks are limited for non-HARP loans that stay current for 36 months.

The Company regularly evaluates the adequacy of repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of losses underwritten prior to mortgage loan crisis period prior to 2008. As repurchase liabilities expire with loss rates below provisional levels, the lower loss rates resulted in an overall reduction of reserve balances as of March 31, 2017. The Company believes its reserve balances as of March 31, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

Other Payables
Other payables are primarily comprised of deferred service fees and liabilities related to origination activities.

10. Securitizations and Financings

Variable Interest Entities (VIE)
In the normal course of business, Nationstar enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPE") determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which Nationstar transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets.

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as Nationstar is the primary beneficiary of each of these entities. Also, Nationstar consolidated four reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the dates indicated.

	March 31, 2017		December 31, 2016
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$113	$35	$190	$37
Reverse mortgage interests, net	—	9,220	—	9,557
Advances and other receivables, net	904	—	1,065	—
Mortgage loans held for investment, net	150	—	150	—
Other assets	3	—	4	—
Total assets	$1,170	$9,255	$1,409	$9,594
Liabilities
Advance facilities (1)	$784	$—	$909	$—
Payables and accrued liabilities	1	—	1	—
Participating interest financing (2)	—	8,567	—	8,839
HECM Securitizations (HMBS)
Trust 2015-2	—	100	—	114
Trust 2016-1	—	176	—	194
Trust 2016-2	—	136	—	158
Trust 2016-3	—	187	—	208
Nonrecourse debt–legacy assets	45	—	50	—
Total liabilities	$830	$9,166	$960	$9,513

(1) Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar mortgage advance receivable trust, and the Nationstar agency advance receivables trust. Refer to Notes Payable in Note 8, Indebtedness for additional information.

(2) Participating interest financing excludes premiums.

A summary of the outstanding collateral and certificate balances for securitization trusts for which Nationstar was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the dates indicated as follows.

	March 31, 2017	December 31, 2016
Total collateral balances	$2,609	$2,704
Total certificate balances	$2,381	$2,455

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2017, and December 31, 2016, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	March 31, 2017	December 31, 2016
Unconsolidated securitization trusts	$478	$548

	Three months ended March 31,
Credit Losses	2017	2016
Unconsolidated securitization trusts	$28	$32

Certain cash flows received from securitization trusts related to the transfer of mortgage loans accounted for as sales for the periods indicated were as follows:

	Three months ended March 31,
	2017		2016
	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases
Unconsolidated securitization trusts	$5	$—	$6	$—

11. Stockholders' Equity

Nationstar's Board of Directors approved the repurchase of up to $100 of the Company's common stock from January 1, 2017 through December 31, 2017. No shares were repurchased during the three months ended March 31, 2017.

During the three months ended March 31, 2017, certain employees of Nationstar were granted 933 thousand restricted stock units ("RSUs"). The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $5 and $7 of expense related to the share-based awards during the three months ended March 31, 2017 and 2016, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows.

	Three months ended March 31,
	2017	2016
Income tax expense (benefit)	$1	$(82)

Effective tax rate	35.1%	38.2%

For the three months ended March 31, 2017, the effective tax rate differed slightly from the statutory federal rate of 35% primarily due to state tax expense offset by excess tax benefit related to restricted share-based compensation recognized within income rather than shareholder’s equity under ASU 2016-09. No book income or loss was associated with a less-than-wholly-owned subsidiary for the quarter, resulting in no impact to the effective tax rate.

For the three months ended March 31 2016, the effective tax rate differed from the statutory federal rate of 35% primarily due to the elimination of the book loss of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate was based upon forecasted pre-tax income or loss for the year.

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
Mortgage Loans Held for Sale (Level 2) – Nationstar originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae MBS (collectively, the "Agencies"). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
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

Mortgage Loans Held for Investment, Net (Level 3) – Nationstar determines the fair value of loans held for investment, using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from internally developed valuation models, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Mortgage Loan Held for Sale and Investment for more information.
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
Advances and Other Receivables, Net (Level 3) - Advances and other receivables are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value.
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
Derivative Financial Instruments (Level 2) – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheet. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Nationstar has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 7, Derivative Financial Instruments for more information.
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

	March 31, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights (1)	$3,167.6	$—	$—	$3,167.6
Mortgage loans held for sale (1)	1,476.3	—	1,476.3	—
Derivative financial instruments
IRLCs	78.3	—	78.3	—
Forward MBS trades	1.3	—	1.3	—
LPCs	1.3	—	1.3	—
Treasury futures	0.6	—	0.6	—
Eurodollar futures (2)	—	—	—	—
Total assets	$4,725.4	$—	$1,557.8	$3,167.6
Liabilities
Excess spread financing	$1,180.6	$—	$—	$1,180.6
Mortgage servicing rights financing	28.4	—	—	28.4
Derivative financial instruments
Forward MBS trades	12.4	—	12.4	—
LPCs	0.3	—	0.3	—
Treasury futures	0.8	—	0.8	—
Eurodollar futures (2)	—	—	—	—
Total liabilities	$1,222.5	$—	$13.5	$1,209.0

	December 31, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage servicing rights (1)	$3,160.0	$—	$—	$3,160.0
Mortgage loans held for sale (1)	1,788.0	—	1,788.0	—
Derivative financial instruments
IRLCs	92.2	—	92.2	—
Forward MBS trades	39.2	—	39.2	—
LPCs	1.9	—	1.9	—
Interest rate swaps and caps	0.1	—	0.1	—
Total assets	$5,081.4	$—	$1,921.4	$3,160.0
Liabilities
Excess spread financing	$1,214.0	$—	$—	$1,214.0
Mortgage servicing rights financing	27.0	—	—	27.0
Derivative financial instruments
IRLCs	1.1	—	1.1	—
Forward MBS trades	10.0	—	10.0	—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.1	—	0.1	—
Total liabilities	$1,253.7	$—	$12.7	$1,241.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of derivative instruments are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Three months ended March 31, 2017	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance at the beginning of the period	$3,160	$1,214	$27
Total gains or losses included in earnings	(56)	25	1
Purchases, issuances, sales and settlements
Purchases	5	—	—
Issuances	59	—	—
Settlements	—	(58)	—
Balance at the end of the period	$3,168	$1,181	$28

	Assets	Liabilities
Twelve months ended December 31, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,358	$1,232	$69
Total gains or losses included in earnings	(496)	25	(42)
Purchases, issuances, sales and settlements
Purchases	157	—	—
Issuances	208	155	—
Settlements	—	(198)	—
Dispositions	(67)	—	—
Balance - end of period	$3,160	$1,214	$27

No transfers were made into or out of Level 3 fair value assets and liabilities for the three months ended March 31, 2017 or the twelve months ended December 31, 2016, respectively.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	March 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$443	$443	$—	$—
Restricted cash	304	304	—	—
Advances and other receivables, net	1,580	—	—	1,580
Reverse mortgage interests, net	10,849	—	—	11,065
Mortgage loans held for sale	1,476	—	1,476	—
Mortgage loans held for investment, net	150	—	—	151
Derivative financial instruments	82	—	82	—
Financial liabilities
Unsecured senior notes	1,959	1,991	—	—
Advance facilities	932	—	932	—
Warehouse facilities	2,415	—	2,415	—
Mortgage servicing rights financing liability	28	—	—	28
Derivative financial instruments	14	—	14	—
Excess spread financing	1,181	—	—	1,181
Participating interest financing	8,639	—	8,867	—
HECM Securitization (HMBS)
Trust 2015-2	100	—	—	111
Trust 2016-1	176	—	—	191
Trust 2016-2	136	—	—	143
Trust 2016-3	187	—	—	191
Nonrecourse debt - legacy assets	45	—	—	52

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$489	$489	$—	$—
Restricted cash	388	388	—	—
Advances and other receivables, net	1,749	—	—	1,749
Reverse mortgage interests, net	11,033	—	—	11,232
Mortgage loans held for sale	1,788	—	1,788	—
Mortgage loans held for investment, net	151	—	—	153
Derivative financial instruments	133	—	133	—
Financial liabilities
Unsecured senior notes	2,007	2,047	—	—
Advance facilities	1,096	—	1,096	—
Warehouse facilities	2,423	—	2,423	—
Mortgage servicing rights financing liability	27	—	—	27
Excess spread financing	1,214	—	—	1,214
Derivative financial instruments	13	—	13	—
Participating interest financing	8,914	—	9,151	—
HECM Securitization (HMBS)
Trust 2015-2	114	—	—	125
Trust 2016-1	194	—	—	203
Trust 2016-2	158	—	—	156
Trust 2016-3	208	—	—	205
Nonrecourse debt - legacy assets	50	—	—	50

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,000. As of March 31, 2017, Nationstar was in compliance with its selling and servicing capital requirements.

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

Nationstar’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. Nationstar has historically had a number of open investigations with various regulators or enforcement agencies. We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. Nationstar is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs. Responding to these matters requires Nationstar to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $9 and $13 for the three months ended March 31, 2017 and 2016, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $23 to $59 in excess of the accrued liability (if any) related to those matters as of March 31, 2017. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

As previously disclosed, on March 15, 2017, we entered into a consent order with the CFPB pursuant to which we agreed to $1.75 in civil monetary penalties for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act.

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all recorded balances sought from sellers represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2017, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

Loan and Other Commitments
Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. Nationstar also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 7, Derivative Financial Instruments for more information.

Nationstar has certain reverse MSRs and reverse mortgage loans related to approximately $37,700 of UPB in reverse mortgage loans as of March 31, 2017. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of March 31, 2017, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $4,330. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

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

The following tables present financial information by segment.

	Three months ended March 31, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$200	$16	$85	$(19)	$282	$1	$283
Net gain on mortgage loans held for sale	—	125	—	19	144	—	144
Total revenues	200	141	85	—	426	1	427
Total expenses	158	117	72	—	347	25	372
Other income (expenses):
Interest income	120	14	—	—	134	5	139
Interest expense	(136)	(13)	—	—	(149)	(41)	(190)
Other expense	—	—	—	—	—	(1)	(1)
Total other income (expenses), net	(16)	1	—	—	(15)	(37)	(52)
Income (loss) before income tax expense (benefit)	$26	$25	$13	$—	$64	$(61)	$3
Depreciation and amortization	$5	$2	$4	$—	$11	$3	$14
Total assets	$15,882	$4,286	$353	$(2,726)	$17,795	$950	$18,745

	Three months ended March 31, 2016
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$(10)	$15	$101	$(23)	$83	$1	$84
Net gain on mortgage loans held for sale	—	148	—	23	171	—	171
Total revenues	(10)	163	101	—	254	1	255
Total expenses	175	125	90	—	390	22	412
Other income (expenses)
Interest income	85	15	—	—	100	3	103
Interest expense	(107)	(13)	—	—	(120)	(41)	(161)
Total other income (expenses), net	(22)	2	—	—	(20)	(38)	(58)
Income (loss) before income tax expense (benefit)	$(207)	$40	$11	$—	$(156)	$(59)	$(215)
Depreciation and amortization	$6	$3	$6	$—	$15	$2	$17
Total assets	$12,760	$4,304	$307	$(1,468)	$15,903	$649	$16,552

17. Guarantor Financial Statement Information

As of March 31, 2017, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued $1,944 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1)Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2017

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$406	$1	$36	$—	$443
Restricted cash	—	155	—	149	—	304
Mortgage servicing rights	—	3,141	—	32	—	3,173
Advances and other receivables, net	—	1,580	—	—	—	1,580
Reverse mortgage interests, net	—	10,196	—	653	—	10,849
Mortgage loans held for sale at fair value	—	1,475	—	1	—	1,476
Mortgage loans held for investment, net	—	1	—	149	—	150
Property and equipment, net	—	114	—	22	—	136
Derivative financial instruments at fair value	—	82	—	—	—	82
Other assets	—	440	326	771	(985)	552
Investment in subsidiaries	1,809	650	—	—	(2,459)	—
Total assets	$1,809	$18,240	$327	$1,813	$(3,444)	$18,745
Liabilities and stockholders' equity
Unsecured senior notes	$—	$1,944	$—	$—	$—	$1,944
Advance facilities, net	—	147	—	784	—	931
Warehouse facilities, net	—	2,413	—	—	—	2,413
Payables and accrued liabilities	—	1,182	1	38	—	1,221
MSR related liabilities - nonrecourse at fair value	—	1,187	—	22	—	1,209
Mortgage servicing liabilities	—	49	—	—	—	49
Derivative financial instruments, at fair value	—	14	—	—	—	14
Other nonrecourse debt, net	—	8,633	—	644	—	9,277
Payables to affiliates	122	862	—	1	(985)	—
Total liabilities	122	16,431	1	1,489	(985)	17,058
Total stockholders' equity	1,687	1,809	326	324	(2,459)	1,687
Total liabilities and stockholders' equity	$1,809	$18,240	$327	$1,813	$(3,444)	$18,745

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2017

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$185	$5	$93	$—	$283
Net gain on mortgage loans held for sale	—	144	—	—	—	144
Total revenues	—	329	5	93	—	427
Expenses:
Salaries, wages benefits	—	153	1	38	—	192
General and administrative	—	139	1	40	—	180
Total expenses	—	292	2	78	—	372
Other income (expenses):
Interest income	—	127	—	12	—	139
Interest expense	—	(175)	—	(15)	—	(190)
Other expense	—	(1)	—	—	—	(1)
Gain (loss) from subsidiaries	2	15	—	—	(17)	—
Total other income (expenses), net	2	(34)	—	(3)	(17)	(52)
Income (loss) before income tax expense (benefit)	2	3	3	12	(17)	3
Less: Income tax expense	—	1	—	—	—	1
Net income (loss)	2	2	3	12	(17)	2
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$2	$2	$3	$12	$(17)	$2

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2017

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss)	$2	$2	$3	$12	$(17)	$2
Reconciliation of net income to net cash attributable to operating activities, net of effect of acquisitions:
(Gain) loss from subsidiaries	(2)	(15)	—	—	17	—
Share-based compensation	—	4	—	1	—	5
Net gain on mortgage loans held for sale	—	(144)	—	—	—	(144)
Reverse loan interest income	—	(118)	—	—	—	(118)
Loss on liquidation of reverse loans	—	2	—	—	—	2
Provision for servicing reserves	—	34	—	—	—	34
Mortgage loans originated and purchased, net of fees	—	(4,632)	—	—	—	(4,632)
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(296)	—	—	—	(296)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(808)	—	—	—	(808)
Sales proceeds and loan payments proceeds for mortgage loans held for sale and held for investment	—	7,977	—	(2,578)	—	5,399
Other loss	—	1	—	—	—	1
Depreciation and amortization	—	10	—	4	—	14
Amortization of premiums	—	(2,567)	—	2,579	—	12
Fair value changes in excess spread financing	—	25	—	—	—	25
Fair value changes in mortgage loans held for sale	—	(20)	—	—	—	(20)
Fair value changes and amortization/accretion of mortgage servicing rights	—	58	—	—	—	58
Fair value change in mortgage servicing rights financing liability	—	1	—	—	—	1
Changes in assets and liabilities:
Advances and other receivables, net	—	148	—	—	—	148
Reverse mortgage interests, net	—	1,036	—	64	—	1,100
Other assets	3	(67)	(3)	65	—	(2)
Payables and accrued liabilities	—	(239)	(1)	(10)	—	(250)
Net cash attributable to operating activities	3	392	(1)	137	—	531

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2017 (Continued)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(11)	—	(2)	—	(13)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	4	—	(8)	—	(4)
Net cash attributable to investing activities	—	(7)	—	(10)	—	(17)
Financing activities
Transfers (to) from restricted cash, net	—	4	—	80	—	84
Debt financing costs	—	(2)	—	—	—	(2)
Increase (decrease) warehouse facilities	—	(9)	—	—	—	(9)
Increase (decrease) advance facilities	—	(39)	—	(125)	—	(164)
Repayment of HECM securitizations	—	—	—	(75)	—	(75)
Repayment of excess spread financing	—	(58)	—	—	—	(58)
Decrease in participating interest financing in reverse mortgage interests	—	(280)	—	—	—	(280)
Repayment of nonrecourse debt–legacy assets	—	—	—	(5)	—	(5)
Repurchase of unsecured senior notes	—	(48)	—	—	—	(48)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Net cash attributable to financing activities	(3)	(432)	—	(125)	—	(560)
Net increase (decrease) in cash	—	(47)	(1)	2	—	(46)
Cash and cash equivalents at beginning of period	—	453	2	34	—	489
Cash and cash equivalents at end of period	$—	$406	$1	$36	$—	$443

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$453	$2	$34	$—	$489
Restricted cash	—	159	—	229	—	388
Mortgage servicing rights	—	3,142	—	24	—	3,166
Advances and other receivables, net	—	1,749	—	—	—	1,749
Reverse mortgage interests, net	—	10,316	—	717	—	11,033
Mortgage loans held for sale at fair value	—	1,787	—	1	—	1,788
Mortgage loans held for investment, net	—	1	—	150	—	151
Property and equipment, net	—	113	—	23	—	136
Derivative financial instruments at fair value	—	133	—	—	—	133
Other assets	—	444	323	838	(1,045)	560
Investment in subsidiaries	1,801	634	—	—	(2,435)	—
Total assets	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
Liabilities and stockholders' equity
Unsecured senior notes	$—	$1,990	$—	$—	$—	$1,990
Advance facilities, net	—	187	—	909	—	1,096
Warehouse facilities, net	—	2,421	—	—	—	2,421
Payables and accrued liabilities	—	1,420	2	48	—	1,470
MSR related liabilities - nonrecourse at fair value	—	1,219	—	22	—	1,241
Mortgage servicing liabilities	—	48	—	—	—	48
Derivative financial instruments, at fair value	—	13	—	—	—	13
Other nonrecourse debt, net	—	8,907	—	724	—	9,631
Payables to affiliates	118	925	—	2	(1,045)	—
Total liabilities	118	17,130	2	1,705	(1,045)	17,910
Total stockholders' equity	1,683	1,801	323	311	(2,435)	1,683
Total liabilities and stockholders' equity	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$(25)	$7	$102	$—	$84
Net gain on mortgage loans held for sale	—	163	—	8	—	171
Total revenues	—	138	7	110	—	255
Expenses:
Salaries, wages and benefits	—	144	1	52	—	197
General and administrative	—	161	3	51	—	215
Total expenses	—	305	4	103	—	412
Other income (expenses):
Interest income	—	91	—	12	—	103
Interest expense	—	(142)	—	(19)	—	(161)
Gain (loss) from subsidiaries	(132)	3	—	—	129	—
Total other income (expenses), net	(132)	(48)	—	(7)	129	(58)
Income (loss) before income tax expense (benefit)	(132)	(215)	3	—	129	(215)
Less: Income tax (benefit)	—	(82)	—	—	—	(82)
Net income (loss)	(132)	(133)	3	—	129	(133)
Less: Net loss attributable to noncontrolling interests	—	(1)	—	—	—	(1)
Net income (loss) attributable to Nationstar	$(132)	$(132)	$3	$—	$129	$(132)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2016

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$(132)	$(132)	$3	$—	$129	$(132)
Reconciliation of net income (loss) to net cash attributable to operating activities:
Noncontrolling interest	—	(1)	—	—	—	(1)
(Gain)/loss from subsidiaries	132	(3)	—	—	(129)	—
Net gain on mortgage loans held for sale	—	(162)	—	(9)	—	(171)
Reverse loan interest income	—	(85)	—	—	—	(85)
Provision for servicing reserves	—	36	—	—	—	36
Fair value changes and amortization of mortgage servicing rights	—	286	—	—	—	286
Fair value changes in mortgage loans held for sale	—	(23)	—	—	—	(23)
Fair value changes in excess spread financing	—	(24)	—	—	—	(24)
Fair value changes in mortgage servicing rights financing liability	—	13	—	—	—	13
Amortization (accretion) of premiums (discounts)	—	13	—	4	—	17
Depreciation and amortization	—	11	—	6	—	17
Share-based compensation	—	5	—	2	—	7
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(348)	—	—	—	(348)
Repurchases of reverse loans assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(485)	—	—	—	(485)
Mortgage loans originated and purchased, net of fees	—	(4,007)	—	(233)	—	(4,240)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	3,994	—	306	—	4,300
Excess tax benefit (deficiency) from share based compensation	—	3	—	—	—	3
Changes in assets and liabilities:
Advances and other receivables, net	—	160	—	—	—	160
Reverse mortgage interests, net	—	548	—	(1)	—	547
Other assets	57	(200)	(5)	100	—	(48)
Payables and accrued liabilities	—	(153)	2	(9)	—	(160)
Net cash attributable to operating activities	57	(554)	—	166	—	(331)

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDEDMARCH 31, 2016 (Continued)

	Nationstar	Issuer	Guarantor (Subsidiaries)	Non-Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(10)	—	(3)	—	(13)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(2)	—	—	—	(2)
Purchase of reverse mortgage interests	—	(55)	—	—	—	(55)
Proceeds on sale of forward and reverse mortgage servicing rights	—	19	—	—	—	19
Net cash attributable to investing activities	—	(48)	—	(3)	—	(51)
Financing Activities
Increase (decrease) in warehouse facilities	—	578	—	(55)	—	523
Proceeds from HECM securitizations	—	—	—	282	—	282
Repayment of HECM securitizations	—	—	—	(286)	—	(286)
Increase in participating interest financing in reverse mortgage interests	—	(120)	—	—	—	(120)
Decrease in advance facilities	—	—	—	(79)	—	(79)
Repayment of excess spread financing	—	(47)	—	—	—	(47)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Repurchase of unsecured senior notes	—	(2)	—	—	—	(2)
Repurchase of common stock	(55)	—	—	—	—	(55)
Transfers (to) from restricted cash, net	—	27	—	(2)	—	25
Excess tax (deficiency) benefit from share based compensation	—	(3)	—	—	—	(3)
Surrender of shares relating to stock vesting	(2)	—	—	—	—	(2)
Debt financing costs	—	(3)	—	—	—	(3)
Net cash attributable to financing activities	(57)	430	—	(143)	—	230
Net increase (decrease) in cash	—	(172)	—	20	—	(152)
Cash and cash equivalents at beginning of period	—	597	1	15		613
Cash and cash equivalents at end of period	$—	$425	$1	$35	$—	$461

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

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.5% per annum on the unpaid principal balance of the Portfolios, which was $552 and $576, at March 31, 2017 and December 31, 2016 respectively. For the three months ended March 31, 2017 and 2016, Nationstar received servicing fees and other performance incentive fees of $1 and $1, respectively.

New Residential Investment Corp. ("New Residential")
Excess Spread Financing
Nationstar has entered into several agreements with certain entities managed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"). Nationstar sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after a receipt of a fixed base servicing fee per loan. Nationstar, as the servicer of the loans, retains all ancillary revenues and the remaining portion of the excess cash flow after payment of the fixed base servicing fee and also provides all advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Should Nationstar refinance any loan in such portfolios, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.

The fair value of the outstanding liability related to these agreements was $1,019 and $1,064 at March 31, 2017 and December 31, 2016, respectively. Fees paid to New Residential Entity totaled $64 and $77 for the three months ended March 31, 2017 and 2016, respectively, which are recorded as a reduction to servicing fee revenue, net.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-parties. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets.

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

The fair value of the outstanding liability related to the sale agreement was $28 and $27 at March 31, 2017 and December 31, 2016, respectively. Nationstar did not enter into any additional supplemental agreements with these affiliates in 2017 and 2016.

Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company will subservice approximately $111 billion of UPB of MSRs that New Residential has agreed to purchase, including approximately $97 billion UPB of MSRs from CitiMortgage, Inc. The Company anticipates boarding the loans between the second and fourth quarters of 2017.

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended March 31, 2017 and 2016, Nationstar recognized revenue of $2 and $1 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant to the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.4 and $0.2 for these administration services during the three months ended March 31, 2017 and 2016, respectively.

OneMain Financial Holdings, LLC
Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the three months ended March 31, 2017 and 2016, Nationstar recognized revenue of $0.5 and $0.5, respectively, in additional servicing and other performance incentive fees related to these portfolios.

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

These factors should be considered exhaustive and should be read with the other cautionary statements that are included or incorporated by reference. All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.
OVERVIEW
Nationstar is an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. The Company is the largest non-bank servicer and the fourth largest servicer of residential mortgage loans in the nation, growing its portfolio of serviced loans through ownership of mortgage servicing rights and execution of subservicing arrangements. We originate conventional residential mortgage loans and leverage existing relationships with borrowers of our serviced portfolios to provide solutions for our customers. Our Xome operations represent a leading industry provider of a residential real estate marketing platform and offerings of real estate sales transaction support services. Through our Xome platform, which offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals, we enhance the home buying and selling experience. Xome provides to market participants various services including title and close, valuation and, increasingly, technology solutions.

The Servicing segment recorded positive income before taxes for the third consecutive quarter and ended the quarter with a UPB of $470 billion. Our subservicing operations continue to expand through the execution of a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company will subservice approximately $111 billion UPB primarily comprised of MSRs that New Residential has agreed to purchase from CitiMortgage, Inc. The Company anticipates boarding the loans between the second and fourth quarters of 2017.

The Originations segment recorded lower income before taxes in the first quarter of 2017 as interest rates grew in the prior quarter. This segment continues to market to customers who continue to have opportunities to save on their monthly mortgage payments while managing costs to better align with the core business.

Total revenues for Xome declined due to lower revenue from property listing sales and completed service orders. Xome continues to focus on increasing its third-party business, which includes white labeling the service for large money center banks, partnering with for-sale-by-owner sites to help homeowners sell through the auction, and driving flow of government foreclosures to the site.

First Quarter 2017 Highlights

Major highlights for the first quarter of 2017 include:

•	Achieved 5.6 basis points of adjusted Servicing profitability

•	Boarded over $18,000 UPB including $12,000 subservicing UPB

•	Achieved recapture rate of 32%

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payments, to 4% from 5% at the start of the year

•	Provided over 15,574 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Funded 22,707 loans in 2017 totaling $4,632, which included $2,691 related to retaining customers from our servicing portfolio

•	Sold 3,414 properties and completed 119,750 Xome service orders

Liquidity and Capital Resources
We recorded cash on hand of $443 as of March 31, 2017 and $489 as of December 31, 2016. In addition, total equity was $1,687 as of March 31, 2017 and $1,683 as of December 31, 2016. During the first quarter of 2017, operating activities provided cash totaling $531. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk. Our surplus capital and liquidity allows us to execute on our growth plans and take advantage of current market conditions.
In recent years we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin to servicing with limited capital investment. The combination of subservicing as well as the continuing improvement in portfolio performance is expected to raise our return on equity and assets and deliver improving cash flows. To further our 2017 initiatives, the Company expanded relationships with a new investor providing opportunity for growth in our subservicing portfolio.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward and reverse mortgage loans. To the extent we sell MSRs, we accelerate the recovery of the related advances. The serviced forward loan portfolio was relatively flat during the first quarter as the boarded volume was substantially offset by customer loan payoffs and other dispositions. The Company continues to seek opportunities to purchase MSRs at opportunistic pricing. We also seek to leverage the capacity of our servicing platforms through the execution of subservicing arrangements in order to maximize revenue while limiting the capital resources to support this growth.

We have sufficient borrowing capacity to support our operations. As of March 31, 2017, total available borrowing capacity is $6,745, of which $3,398 is unused.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Three months ended March 31,
	2017	2016
Revenues - operational	$465	$517
Revenues - MTM	(38)	(262)
Total revenues	427	255
Expenses	372	412
Other income (expenses), net	(52)	(58)
Income (loss) before income tax	3	(215)
Less: Income tax expense (benefit)	1	(82)
Net Income	2	(133)
Less: Income (loss) attributable to noncontrolling interests	—	(1)
Net income (loss) attributable to Nationstar	$2	$(132)
Effective tax rate	35%	38%

Income (loss) before income tax by operating and non-operating segments:
Servicing	$26	$(207)
Originations	25	40
Xome	13	11
Corporate and other	(61)	(59)
Consolidated income (loss) before income tax	$3	$(215)

During the three months ended March 31, 2017, income before tax increased due to higher revenues and lower expenses, primarily due to improved MTM revenue adjustments and lower costs associated with cost reduction initiatives. MTM revenue improved due to stable interest rates in the period. Servicing segment revenue decreased primarily due to a greater weighting of subserviced loans as a percentage of the servicing portfolio. Originations and Xome segments also experienced decreases in revenues. The decrease in Originations revenues was primarily due to lower locked volumes as a result of the higher interest rate environment. The Xome revenues decrease resulted from lower sales volumes of its real estate market platform.

Consolidated expenses decreased in the three months ended March 31, 2017 compared to the same period in 2016 as expenses of each operating segment declined. Servicing expenses decreased primarily due to lower future expected cost to service resulting from the decline in delinquencies on serviced loans and continued cost containment initiatives. Originations expenses decreased due to continued expense focused around efficiency improvements and lower TILA RESPA Integrated Disclosure ("TRID") related expenses. Xome expenses decreased primarily due to a decline in direct vendor costs and in system transaction related fees as we migrated our operations onto our own proprietary technology.
Consolidated other income (expenses), net was relatively flat in the three months ended March 31, 2017 compared to the same period in 2016. Reverse interest income and reverse interest expense increased in 2017 due to an expansion of the reverse mortgage portfolio in December 2016.

The effective tax rate declined to 35% in the three months ended March 31, 2017 from 38% in the same period in 2016. Although permanent differences and discrete tax items were immaterial in 2017, the impact of these items on the effective tax rate become more significant as pre-tax income approaches zero. For the three months ended March 31, 2017, no book income or loss was associated with a less-than-wholly-owned subsidiary for the quarter, resulting in no impact to the effective tax rate.

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

Servicing Segment

Nationstar services both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Nationstar Mortgage and Champion Mortgage brands together service approximately 2.8 million customers with an outstanding principal balance of $470 billion. As of March 31, 2017, the outstanding principal balance consisted of approximately $432 billion in forward servicing of which $128 billion was subservicing, and $38 billion in reverse servicing.

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

The following table sets forth the results of operations for the servicing segment.

Table 2. Servicing Operations	Three months ended March 31,
	2017	2016
Revenues
Operational	$299	$317
Amortization	(61)	(65)
Other mark-to-market	(38)	(262)
Total revenues	200	(10)
Expenses	158	175
Total other income (expenses), net	(16)	(22)
Income (loss) before income taxes	$26	$(207)

For the three months ended March 31, 2017, operational revenues decreased compared to the same period in 2016. Base servicing fees decreased for the three months ended March 31, 2017 due to a decline in the forward MSR portfolio which was partially offset by the increases in subservicing and reverse base fees which both experienced portfolio increases as compared to the same period in 2016. Amortization for the three months ended March 31, 2017 decreased due to a decline in prepayments resulting from the higher interest rate environment in the three months ended March 31, 2017 compared to the same period in 2016. The change in the mark-to-market revenue for the three months ended March 31, 2017 is primarily due to the lower impact of change in interest rates for this period when compared to the same period in 2016.

Expenses for the three months ended March 31, 2017 decreased from the comparable period in 2016 primarily due to the lower costs related to servicing efficiencies and improvements. Total other income (expenses) improved for the three months ended March 31, 2017 as a result of a decrease in financing costs associated with MSRs.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three months ended March 31,
	2017	2016
Balance - beginning of period	$434,295	$367,800
Additions:
Originations	4,898	4,311
Acquisitions	13,313	448
Deductions:
Dispositions	(1,681)	—
Principal reductions and other	(3,632)	(2,703)
Voluntary reductions (1)	(13,091)	(10,626)
Involuntary reductions (2)	(2,162)	(2,357)
Net changes in loans serviced by others	(115)	(101)
Balance - end of period	$431,825	$356,772

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to chargeoff of loans.

During the three months ended March 31, 2017, our forward servicing portfolio's UPB increased in comparison to the same period in 2016, primarily as a result of boarding $95,000 UPB in our subservicing portfolios in the second half of 2016. Although the first quarter of 2017 experienced higher interest rates than the first quarter of 2016, payoff activity and mortgage refinancings increased due to the larger portfolio. In January 2017, the Company entered into a major subservicing agreement for approximately $111 billion UPB. We expect to board the loans between the second and fourth quarters of 2017.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Three months ended March 31,
	2017		2016
	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$234	20	$263	27
Modification fees	15	1	15	2
Incentive fees	7	1	9	1
Late payment fees	24	2	19	2
Other ancillary revenues	40	3	51	5
Other revenues	6	1	9	1
Total forward MSR operational revenue	326	28	366	38
Subservicing fees(2)	21	2	7	1
Reverse servicing fees	14	1	18	2
Total servicing fee revenue	361	31	391	41
Amortization
Forward MSR amortization	(102)	(9)	(112)	(11)
Excess spread accretion	42	4	47	5
Reverse MSR amortization	(1)	—	—	—
Total amortization	(61)	(5)	(65)	(6)
MSR financing liability costs	(20)	(2)	(27)	(3)
Excess spread costs - principal	(42)	(4)	(47)	(5)
Total operational revenue	238	20	252	27
Mark-to-Market Adjustments
MSR MTM(3)	(12)	(1)	(265)	(27)
Excess spread / financing MTM	(26)	(2)	3	—
Total MTM adjustments	(38)	(3)	(262)	(27)
Total revenues - Servicing	$200	17	$(10)	—

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Subservicing fee includes amounts received for loans serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) The amount of MSR MTM includes $26 and $29 associated with inactive and liquidated loans that are no longer part of the MSR portfolio. These amounts were transferred to reserves on advances and other receivables during the first quarter of 2017 and 2016, respectively.

Forward - As a result of the decline of the forward MSR portfolio's average UPB, base servicing fee revenue decreased in the three months ended March 31, 2017 as compared to the same period in 2016. Because of a shift between the MSR and subservicing portfolios, servicing fees per average forward UBP declined from 27 bps in 2016 to 20 bps in 2017. In addition, other ancillary revenues decreased compared to the same period in 2016 primarily due to a decline in payments by phone revenues.

MSR prepayment and scheduled amortization decreased in the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to lower prepayments resulting from increased interest rates.

Total MTM adjustments improved significantly in the three months ended March 31, 2017 as compared to the same period in 2016, primarily driven by rising interest rates.

Subservicing - Subservicing fees significantly increased in the three months ended March 31, 2017 as compared to the same period in 2016 due to two significant contracts executed in the second half of 2016 with total UPB approximating $95,000.

Reverse - Base servicing fees on reverse MSR portfolios increased in the three months ended March 31, 2017 as compared to the same period in 2016 due to the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse loans in December 2016.

Table 5. Servicing Portfolio - Unpaid Principal Balances	Three months ended March 31,
	2017	2016
Average UPB:
Forward MSRs - fair value	$308,715	$339,168
Subservicing and other (1)	123,226	23,118
Reverse MSRs - amortized costs	38,409	29,348
Total average UPB	$470,350	$391,634

	March 31,
	2017	2016
Ending UPB:
Forward MSRs - fair value
Agency	$222,110	$237,067
Non-agency	81,245	95,593
Total MSRs - fair value	303,355	332,660

Subservicing and other (1)
Agency	120,173	18,729
Non-agency	8,297	5,383
Total subservicing and other	128,470	24,112

Reverse loans - amortized cost
MSR	10,118	11,268
MSL	16,758	10,234
Securitized loans	10,824	7,539
Total reverse portfolio serviced	37,700	29,041
Total ending UPB	$469,525	$385,813

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Three months ended March 31,
	2017	2016
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	4,332	3,907
Non-HAMP modifications	5,815	6,197
Workouts	5,427	4,612
Total modification and workout units	15,574	14,716

Total modifications and workouts during the three months ended March 31, 2017 increased compared to the same period in 2016, due to more individuals seeking to benefit from the program prior to its expiration. Although the HAMP program expired on December 31, 2016, volumes processed in the first quarter of 2017 are flat with volumes processed in the fourth quarter of 2016. Borrowers who had requested assistance or to whom an offer of assistance has been extended, have until September 30, 2017 to finalize their modification. In December 2016, Fannie Mae and Freddie Mac announced the new Flex Modification program to provide relief for distressed borrowers. Servicers are required to implement the Flex Modification by October 1, 2017. Under this new program, the Company, as a servicer, will be eligible for the comparable financial incentives for completing streamlined modifications that it currently receives under the expired program.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio (1)	March 31,
	2017	2016
Average loan count	2,607,840	2,185,414
Average loan amount (2)	$165,745	$161,556
Average coupon - credit sensitive (3)	4.7%	4.7%
Average coupon - interest sensitive (3)	4.2%	4.1%
60+ delinquent (% of loans) (4)	4.1%	6.5%
90+ delinquent (% of loans) (4)	3.7%	6.1%
120+ delinquent (% of loans) (4)	3.5%	5.7%
Total prepayment speed (12 month constant pre-payment rate)	13.6%	13.5%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. The Company continued to experience decreasing delinquency rates in the three month period ended March 31, 2017, which preserves the value of our MSRs.

Servicer Ratings

The Company participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth Nationstar's most recent ratings for its servicing operations as of March 31, 2017.

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

In April 2017, the Company received Fannie Mae’s Servicer Total Achievement and Rewards™ (STAR™) performer recognition for overall performance in 2016. The STAR Program recognizes top-performing mortgage servicers for outstanding customer service and helping homeowners find the right solutions to fit their needs. Nationstar has received the highest level of recognition for top servicing performance for three consecutive years.

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Three months ended March 31,
	2017		2016
	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$69	6	$64	6
General and administrative
Servicing support fees	36	3	39	4
Corporate and other general and administrative expenses	33	3	38	4
Foreclosure and other liquidation related expenses	15	1	28	3
Depreciation and amortization	5	—	6	1
Total general and administrative expenses	89	7	111	12
Total expenses - Servicing	$158	13	$175	18

Total expenses declined in the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of lower general and administrative expenses. In 2017, the Company experienced higher recovery rates on advances, lower costs due to servicing errors, lower professional and consulting fees resulting from continued cost containment measures as well as continued performance improvement in the overall portfolio as reflected by lower delinquencies, which contributed to the decrease in general and administrative expenses. Though salaries, wages and benefits increased in 2017 as a result of the expansion of our subservicing portfolios, it remained stable when measured in bps of UPB due to improved portfolio performance, investments in technology and other operational improvements.

Table 10. Servicing - Other Income (Expenses), Net	Three months ended March 31,
	2017		2016
	Amounts	bps	Amounts	bps
Reverse interest income	$118	10	$85	9
Other interest income	2	—	—	—
Interest income	120	10	85	9

Reverse interest expense	(96)	(8)	(67)	(7)
Advance interest expense	(9)	(1)	(16)	(2)
Other interest expense	(31)	(3)	(24)	(2)
Interest expense	(136)	(12)	(107)	(11)
Total other income (expenses) - Servicing	$(16)	(2)	$(22)	(2)

Weighted average cost - advance facilities	3.0%		3.0%
Weighted average cost - excess spread financing	8.9%		9.0%

Reverse interest income and expense increased in the first quarter of 2017 as compared to the same period in 2016, primarily due to the expansion of reverse mortgage portfolio in December 2016 in connection with the acquisition of $3,691 UPB of securitized reverse loans and HMBS notes. Advance interest expense declined in 2017 due to lower advance balances associated with higher recoveries over the last year. Other interest expense increased in 2017 primarily due to an increase in compensating interest expense which was partially offset by declines in co-investor interest expense and bank fees.

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	March 31, 2017			December 31, 2016
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$222,110	$2,421	4.4%	$227,062	$2,394	4.4%
Non-agency	81,245	747	4.6%	85,014	766	4.5%
Total MSRs - fair value	303,355	3,168	4.5%	312,076	3,160	4.5%

Subservicing and other(1)
Agency	120,173	N/A	N/A	110,848	N/A	N/A
Non-agency	8,297	N/A	N/A	11,371	N/A	N/A
Total subservicing and other	128,470	N/A	N/A	122,219	N/A	N/A

Reverse portfolio - amortized cost
MSR	10,118	5	N/A	10,351	6	N/A
MSL	16,758	(49)	N/A	17,574	(48)	N/A
Securitized loans	10,824	10,849	N/A	11,015	11,033	N/A
Total reverse portfolio serviced	37,700	10,805	N/A	38,940	10,991	N/A
Total servicing portfolio unpaid principal balance	$469,525	$13,973	N/A	$473,235	$14,151	N/A

(1) Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.

Our servicing portfolio consists of credit sensitive MSRs, primarily acquired through bulk acquisitions and interest rate sensitive MSRs principally consisting of MSRs acquired via flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values typically correlate to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of the lower expected prepayments. Credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of the acquisition. As part of the assessment, we consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors.
Credit sensitive portfolio primarily consists of higher delinquency single-family non-conforming residential forward mortgage loans in private label securitizations.

Table 12. Fair Value MSR Valuation	March 31, 2017			December 31, 2016
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$190,019	$1,819	96	$198,935	$1,818	91
Interest sensitive - agency	113,336	1,349	119	113,141	1,342	119
Total MSRs - fair value	$303,355	$3,168	104	$312,076	$3,160	101

The fair value of our credit sensitive and interest sensitive portfolios increased primarily due to mark-to-market adjustments related to decreased delinquencies and foreclosures and slightly lower prepayments in the three months ended March 31, 2017. When measuring the fair value of the portfolio, as a basis point ("bps") of the unpaid principal balance, our credit sensitive pool increased by 5 bps in value at March 31, 2017 compared to December 31, 2016 due to run-off of the portfolio and improved portfolio performance as evidenced by lower delinquency and foreclosure rates. The fair value of our interest sensitive portfolio remained flat at March 31, 2017 compared to December 31, 2016.

The following table sets forth changes in our owned forward MSR portfolio that is measured at fair value.

Table 13. MSRs - Fair Value, Roll Forward	Three months ended March 31,
	2017	2016
Fair value - beginning of period	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	59	40
Purchases of servicing rights	5	—
Dispositions:
Sales of servicing rights (1)	—	(16)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	37	(66)
Interest sensitive	(23)	(171)
Other changes in fair value:
Scheduled principal payments	(22)	(21)
Disposition of negative MSRs and other(2)	33	46
Prepayments
Voluntary prepayments
Credit sensitive	(44)	(43)
Interest sensitive	(23)	(31)
Involuntary prepayments
Credit sensitive	(9)	(8)
Interest sensitive	(5)	—
Fair value - end of period	$3,168	$3,088

(1) Sales in 2016 included $7 of MSRs with a negative fair value associated with nonperforming loans.
(2) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and also represent other miscellaneous adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	March 31,
	2017	2016
Credit Sensitive MSRs
Discount rate	11.4%	11.6%
Weighted average prepayment speeds	15.4%	16.4%
Weighted average life of loans	6.0 years	5.8 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	10.7%	14.1%
Weighted average life of loans	6.8 years	5.6 years
Discount rate reductions for credit sensitive MSRs are attributable primarily to lower yields on new acquisitions and runoffs of higher yield portfolios from prior quarters which lowered the weighted average rate. The decline in prepayment speeds resulted in longer weighted-average lives for both credit sensitive and interest sensitive MSRs, which is attributable to net market interest rate increase period over period.

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

Excess Spread Financing

As disclosed in Note 2. Mortgage Servicing Rights and Related Liabilities and Note 18. Transactions with Affiliates, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. The Company sells a percentage of the excess fee, as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of MSRs; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential and certain funds managed by Fortress Investment Group. In 2016, the Company also entered into excess spread financing arrangements with a third-party associated with funds and accounts under management of BlackRock Financial Management, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2017 and December 31, 2016 is disclosed.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 15. Excess Spread Financing	Three months ended March 31,
	2017	2016
Fair value - beginning of period	$1,214	$1,232
Additions:
New financings	—	—
Deductions:
Settlements	(58)	(47)
Fair value changes:
Credit Sensitive	20	(9)
Interest Sensitive	5	(15)
Fair value - end of period	$1,181	$1,161

	March 31,
Assumptions	2017	2016
Weighted average prepayment speeds	13.9%	15.5%
Weighted average life of loans	6.2 years	5.8 years
Discount rate	10.8%	11.0%

Credit Sensitive
Mortgage prepayment speeds	14.6%	15.9%
Average life of mortgage loans	6.1 years	5.8 years
Discount rate	11.1%	11.4%

Interest Sensitive
Mortgage prepayment speeds	10.9%	13.5%
Average life of mortgage loans	6.5 years	5.6 years
Discount rate	9.0%	8.9%

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

Table 16. MSRs Financing Liability - Rollforward	Three months ended March 31,
	2017	2016
Fair value - beginning of period	$27	$69
Mark-to-Market Adjustments(1)
Changes in valuation inputs or assumptions used in the valuation model	1	15
Other changes in fair value	—	(2)
Fair value - end of period	$28	$82

	March 31,
	2017	2016
Weighted Average Assumptions
Advance financing rates	3.2%	3.1%
Annual advance recovery rates	22.9%	20.5%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at March 31, 2017 and December 31, 2016 being advance financing rates and annual advance recovery rates. The liability value remained relatively flat for the three months ended March 31, 2017 primarily due to the increased value from lower prepayment speeds being offset by lower recapture.
The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	March 31,
	2017	2016
Owned forward servicing portfolio - unencumbered	$75,527	$86,123
Owned forward servicing portfolio - encumbered	227,828	246,537
Subserviced forward servicing portfolio and other	128,470	24,112
Total unpaid principal balance	$431,825	$356,772

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

Reverse - MSRs and Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSRs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	March 31, 2017	December 31, 2016
Loan count	229,274	233,207
Ending unpaid principal balance	$37,700	$38,940
Average loan amount (1)	$164,432	$166,975
Average coupon	3.5%	3.4%
Average borrower age	79	78
(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically which are secured by the equity in the borrower's home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. In December 2016, the Company acquired a reverse mortgage portfolio which included servicing rights related to $9,305 UPB of Fannie Mae HECM loans and reverse mortgage interests related to $3,840 UPB of Ginnie Mae HMBS loans and related unsecuritized advances.

Each quarter, the Company accretes the MSR to service related revenue, net as the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment or increased servicing obligations, if any, represent the excess of amortized carrying values of an individual stratum over its estimated fair value and is recognized to general and administration expense. Based on our assessment, the MSL obligation was increased by $1 and no impairment was required for the MSR as of March 31, 2017.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

The direct-to-consumer lending channel originates first-lien conventional and government-insured loans. The direct-to-consumer strategy relies on call centers and our website to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increase our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

The correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the agencies. The correspondent lending channel enables us to replenish servicing portfolio run-off typically at better return thresholds than traditional bulk or flow MSR acquisitions.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or be given back to the investor in part or in its entirety, depending on the subservicing or co-invest agreements.

Table 19. Originations - Operations	Three months ended March 31,
	2017	2016
Revenues	$141	$163
Expenses	117	125
Other income (expenses), net	1	2
Income before income tax expense	$25	$40
Income before taxes margin	17.7%	24.5%

	Three months ended March 31,
	2017	2016
Revenue	$141	$163
Pull through adjusted lock volume	$3,805	$4,513
Revenue basis points(1)	3.71%	3.61%

Expenses	$117	$125
Funded volume	$4,632	$4,240
Expenses basis points(2)	2.53%	2.95%

Margin	1.18%	0.66%
(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense decreased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to lower locked volumes. The margin basis points increased in 2017 over 2016 primarily due to continued focus on expense reductions, productivity gains and TRID related expenses incurred in 2016.

In order to mitigate the impact from the volatility in interest rates and the expiration of HARP in 2017, our Originations segment will continue to expand our service offerings, reduce our costs to originate and continue improvements in recapturing portfolio run-off.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Three months ended March 31,
	2017	2016
Service related, net - Originations	$16	$15
Net gain on mortgage loans held for sale
Gain on loans originated and sold	98	94
Fair value adjustment on loans held for sale	20	23
Mark-to-market on locks and commitments(1)	(12)	17
Mark-to-market on derivative/hedges	(40)	(23)
Capitalized servicing rights	57	37
Release of repurchase reserves	2	—
Total net gain on mortgage loans held for sale	125	148
Total revenues - Originations	$141	$163

Key Metrics
Consumer direct lock pull through adjusted volume ($) (2)	$2,691	$2,897
Other locked pull through adjusted volume ($)	1,114	1,616
Total pull through adjusted volume	$3,805	$4,513
Funded volume	4,632	4,240
Funded HARP volume	1,223	1,227
Recapture percentage	32.1%	31.0%
Purchase percentage of funded volume	20.2%	25.0%
Value of capitalized servicing	115 bps	96 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Actual versus expected funding from locks taken during the period.

During the three months ended March 31, 2017, total revenues decreased as compared to the same period in 2016 primarily due to lower locked volume. The volume decrease was attributable to increases in interest rates (10 Year Treasury, as measured by the average over the respective quarter, increased from 1.91% during the first quarter of 2016 to 2.14% in the fourth quarter of 2016 and then to 2.45% in first quarter of 2017), which drove lower demand for refinance loans.

Table 21. Originations - Expenses	Three months ended March 31,
	2017	2016
Salaries, wages and benefits	$70	$71
General and administrative
Loan origination expenses	20	17
Corporate and other general and administrative expenses	12	23
Marketing and professional service fee	13	11
Depreciation and amortization	2	3
Total general and administrative	47	54
Total expenses - Originations	$117	$125

For the three months ended March 31, 2017, total expenses decreased 6% as compared to the same period in 2016 primarily due to continued expense reductions focused around efficiency improvements and lower TRID related expenses.

Table 22. Originations - Other Income (Expenses), Net	Three months ended March 31,
	2017	2016
Interest income	$14	$15
Interest expense	(13)	(13)
Other income, net - Originations	$1	$2

Weighted average note rate - mortgage loans held for sale	4.1%	4.1%
Weighted average cost of funds (excluding facility fees)	3.3%	2.9%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

For the three months ended March 31, 2017, interest income was flat compared to the same period in 2016 primarily due to consistent coupon rates on originated loans for both periods. For the three months ended March 31, 2017, interest expense increased as compared to the same period in 2016 due to the higher borrowing costs from an increase in LIBOR.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Three months ended March 31,
	2017	2016
Repurchase reserves - beginning of period	$18	$26
Provisions, net of release	(2)	1
Charge-offs	(1)	(1)
Repurchase reserves - end of period	$15	$26

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

The Company provides certain representations and warranties on the sale of its mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. The repurchase reserves are regularly evaluated for adequacy based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions.

The Company continued to experience improvements in loss rates in 2017 due to stronger underwriting standards and due to the expiring repurchase obligations including higher risk loans associated with the mortgage loan crisis prior to 2008. Accordingly, these lower loss rates have resulted in an overall reduction of first quarter 2017 reserve balances as repurchase liabilities expire with loss rates below provisioned levels. The Company believes its reserve balances as of March 31, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

Xome Segment

The Xome segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to transform the real estate experience by making the challenge of buying or selling a home less complex and increasing transparency through the partnering of both online and offline components of the transaction cycle. The result provides customers a more streamlined and cohesive real estate environment. Xome is comprised of three revenue types categorized as Exchange, Services and Software as a Service ("SaaS").

Exchange revenue is comprised of real estate disposition services. During the third quarter of 2016, we completed the migration of sales from Homesearch.com, our legacy residential real estate platform, to our Xome.com platform which leverages our new proprietary auction technology. The Xome.com platform was designed to increase transparency and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales.

Services revenue is comprised of title, escrow and collateral valuation services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers.

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 95% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitor's platforms which generally support either distressed or non-distressed listings, but not both. SaaS also includes our technology and corporate support groups.

Table 24. Xome - Operations	Three months ended March 31,
	2017	2016
Revenues	$85	$101
Expenses	72	90
Income before income tax expense	$13	$11
Income before taxes margin - Xome	15.3%	10.9%

Pretax earnings increased for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to a decrease in personnel expenses partially offset by the decline in Exchange and Services revenues driven by lower volume of property sales and completed services orders, as well as the transfer of our field services business to the Servicing segment in the fourth quarter of 2016.

Table 25. Xome - Revenues	Three months ended March 31,
	2017	2016
Exchange	$31	$36
Services	47	57
SaaS	7	8
Total revenues - Xome	$85	$101

Key Metrics
Property listings sold	3,414	4,165
REO listings at period end	4,382	7,892
Xome services completed orders	119,750	161,339
Percentage of revenue earned from third party customers	39.4%	36.0%

Exchange revenues decreased in the three months ended March 31, 2017 as compared to the same period in 2016 due to an 18% decline in property sales. The reduction in sales volume was primarily due to a decrease in REO listings as our sales outflow outpaced our referral inflow.

Services revenues decreased in the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to a decrease in national and retail title and escrow services and collateral valuation services. Our national and retail title and escrow services revenue was adversely impacted by the higher interest rate environment in the three months ended March 31, 2017 as compared to the same period in 2016 leading to a decline in order volume. Revenue from collateral valuation services decreased primarily due to a decrease in the delinquency rate of Nationstar's servicing portfolio. Certain valuation products are ordered after a defined delinquency period.

Table 26. Xome - Expenses	Three months ended March 31,
	2017	2016
Salaries, wages and benefits	$37	$43
General and administrative
Operational expenses	31	41
Depreciation and amortization	4	6
Total general and administrative	35	47
Total expenses - Xome	$72	$90
Salaries, wages and benefits expenses decreased in the three months ended March 31, 2017 as compared to the same period in 2016, driven by a decline in acquisition related expenses which occurred in 2016 as well as a decrease in our corporate expense footprint. The decrease in operational expenses was driven by a decline in direct vendor costs in conjunction with the decrease in revenues as well as a decrease in system transaction related fees as we completed the migration of our operations off of third-party platforms onto our own proprietary technology. Depreciation and amortization decreased primarily due to the migration to the new auction platform in the second half of 2016 which has reduced expenses by approximately $1 per quarter beginning in the third quarter of 2016.

Corporate and Other

Table 27. Corporate and Other - Operations	Three months ended March 31,
	2017	2016
Revenues	$1	$1
Expenses	25	22
Other income (expenses), net	(37)	(38)
Total loss before income tax benefit - Corporate and Other	$(61)	$(59)

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

Table 28. Legacy Portfolio	March 31, 2017	December 31, 2016
Performing - UPB	$169	$167
Nonperforming (90+ delinquency) - UPB	40	49
REO - estimated fair value	2	3
Total legacy portfolio	$211	$219

Table 29. Corporate and Other - Expenses	Three months ended March 31,
	2017	2016
Salaries, wages and benefits	$14	$8
General and administrative
Operational expenses	8	12
Depreciation and amortization	3	2
Total general and administrative	11	14
Total expenses - Corporate and Other	$25	$22

Total expenses increased in the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to an increase in corporate controls, risk management and technology related costs.

Table 30. Corporate and Other - Other Income (Expenses), Net	Three months ended March 31,
	2017	2016
Interest income, legacy portfolio	$5	$3
Interest expense, legacy portfolio	(2)	(2)
Interest expense on unsecured senior notes	(37)	(39)
Other interest, net	(2)	—
Total interest expense	(36)	(38)
Other income (expense)	(1)	—
Other income (expenses), net - Corporate and Other	$(37)	$(38)

Weighted average cost - unsecured senior notes	7.3%	7.3%

Other income (expenses), net includes interest expense associated with our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes which was previously used for supporting Servicing activities. Overall, total other income (expenses), net in 2017 was comparable with 2016. The Company experienced an increase in other interest in 2017 due to the use of a revolving facility which has a lower interest rate than our other facilities. This was partially offset by a decrease in interest expense on unsecured senior notes due to repurchases of debt.

Changes in Financial Position

Table 31. Assets	March 31, 2017	December 31, 2016	% Change
Cash and cash equivalents	$443	$489	(9.4)%
Mortgage servicing rights	3,173	3,166	0.2%
Advances and other receivables, net	1,580	1,749	(9.7)%
Reverse mortgage interests, net	10,849	11,033	(1.7)%
Mortgage loans held for sale	1,476	1,788	(17.4)%
Other	1,224	1,368	(10.5)%
Total assets	$18,745	$19,593	(4.3)%

Total assets as of March 31, 2017 decreased by $848 or 4.3% compared with December 31, 2016 primarily due to the decrease in advances and other receivables, reverse mortgage interests and mortgage loans held for sale. Advances and other receivables decreased $169 primarily due to stronger recoveries of escrow advances in 2017. Mortgage loans held for sale decreased $312 due to lower volume of originated loans given the higher interest environment. Reverse mortgage interests declined $184 primarily due to loan liquidation proceeds in excess of new advances on underlying HECM loans.

Table 32. Liabilities and Stockholders' Equity	March 31, 2017	December 31, 2016	% Change
Unsecured senior notes, net	$1,944	$1,990	(2.3)%
Advance facilities, net	931	1,096	(15.1)%
Warehouse facilities, net	2,413	2,421	(0.3)%
MSR related liabilities - nonrecourse at fair value	1,209	1,241	(2.6)%
Other nonrecourse debt, net	9,277	9,631	(3.7)%
Other liabilities	1,284	1,531	(16.1)%
Total liabilities	17,058	17,910	(4.8)%
Total stockholders' equity attributable to Nationstar	1,681	1,677	0.2%
Noncontrolling interest	6	6	—%
Total liabilities and stockholders' equity	$18,745	$19,593	(4.3)%

Stockholders' equity at March 31, 2017 was comparable with December 31, 2016. Within liabilities, the advance facilities decreased as the portfolio balance continues to decline due to higher repayments of loans. Other nonrecourse debt decreased by $354 primarily due to collections on participating interests in HMBS and repayments of HECM loans.

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

The Company owns and services reverse mortgage loan portfolios with a UPB of $37,700 as of March 31, 2017, which includes $10,118 of reverse MSRs, $16,758 of reverse MSLs and $10,824 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. The Company securitizes its holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

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

Entering 2017, the Company continued to expand its subservicing portfolios in order to grow its operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. In January 2017, the Company executed a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company will subservice approximately $111 billion UPB, primarily comprised of MSRs that New Residential has agreed to purchase from CitiMortgage. The Company anticipates boarding the loans between the second and fourth quarters of 2017.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Three months ended March 31,
	2017	2016
Originations net sales activities	$471	$(288)
Cash provided by operating profits and changes in working capital and other assets	60	(43)
Net cash attributable to operating activities	$531	$(331)

Origination net sales activities generated cash inflow of $471 during the three months ended March 31, 2017 compared to cash outflow of $288 in the same period in 2016. The increase in originations activities is primarily due to higher sales proceeds from funded loans, which grew 9% in 2017 compared to 2016. Cash flows from other operating activities included $554 of increased proceeds from the liquidation of reverse mortgage loans net of advance draws. The reverse mortgage proceeds were used for repayment of HECM securitizations and participating interest financings and were also used to purchase reverse loan assets out of Ginnie Mae securitizations, which utilized an additional $323 in 2017.

Table 34. Investing Cash Flows	Three months ended March 31,
	2017	2016
Purchase of reverse mortgage loans	$—	$(55)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(4)	(2)
Proceeds on sale of forward mortgage service rights	—	19
All other	(13)	(13)
Net cash attributable to investing activities	$(17)	$(51)

Our investing activities used $17 and $51 during the three months ended March 31, 2017 and 2016, respectively. The decrease in investing activity in 2017 is primarily due to a nonrecurring acquisition of reverse mortgage interests in 2016 that resulted from exercising a call option on the collapse of a trust. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between periods.

Table 35. Financing Cash Flow	Three months ended March 31,
	2017	2016
Advance facilities	$(164)	$(79)
Warehouse facilities	(9)	523
Payment of senior unsecured notes and nonrecourse debt	(55)	(8)
Excess spread and MSR liability financing	(58)	(47)
Decrease in participating interest financing in reverse mortgage interests	(280)	(120)
HECM securitizations	(75)	(4)
Repurchase of common stock	—	(55)
Restricted cash activity	84	25
All other	(3)	(5)
Net cash attributable to financing activities	$(560)	$230

Our financing activities used $560 and provided $230 of cash flow during the three months ended March 31, 2017 and 2016, respectively. Advance facilities declined by $164 in 2017 consistent with recoveries in advance balances. Borrowing from warehouse facilities decreased in 2017 primarily due to lower volume of loan origination activities.
Financing costs associated with the reverse mortgage interests declined by $160 in 2017, consistent with the net recovery of the reverse mortgage interest balances. In January 2016, the Company collapsed a HECM trust and issued HMBS under a new trust. Proceeds from the securitization less scheduled pay downs and amounts incurred to settle the collapsed trust totaled $4. In 2017, no HECM trusts were collapsed.
Financings from equity transactions resulted in the 2016 repurchase of common shares of approximately $55 under the previously authorized share repurchase programs of $250. This program was subsequently replaced by a new share repurchase program of $100 in January 2017. No shares were repurchased during the three months ended March 31, 2017.

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of March 31, 2017 the Company is in compliance with its financial covenants.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8, Indebtedness and Note 14, Capital Requirements for additional information. As of March 31, 2017, Nationstar was in compliance with its seller/servicer financial requirements.

Table 36. Debt	March 31, 2017	December 31, 2016
Advance facilities, net	$931	$1,096
Warehouse facilities, net	2,413	2,421
Unsecured senior notes, net	1,944	1,990

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At March 31, 2017, unsecuritized borrow draws totaled $96 and our maximum unfunded advance obligation related to these reverse mortgage loans was $4,330.

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

Table 37. Contractual Maturities - Unsecured Senior Notes

As of March 31, 2017, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are presented below:

Year Ending December 31,	Amount
2017	$—
2018	413
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes	1,959
Unamortized debt issuance costs	(15)
Unsecured senior notes, net	$1,944

Contractual Obligations

As of March 31, 2017, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies since December 31, 2016.

Recent Accounting Developments

See Note 1, Nature of Business and Basis of Presentation, in the Consolidated Financial Statements which is incorporated herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 10, Securitizations and Financings, in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of Nationstar's transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 7, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of Nationstar's derivative transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion of market risks included in Part II, Item 7A of Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016, which is herein incorporated by reference. There has been no material change in the types of market risks faced by us since December 31, 2016.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at March 31, 2017 are within acceptable ranges based on the materiality of the Company's financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2017.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters. On March 15, 2017, we entered into a consent order with the CFPB pursuant to which we agreed to pay $1.75 in civil monetary penalties for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act.

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

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in Nationstar's Annual Report on Form 10-K filed for the year ended December 31, 2016.

Item 2. Issuer Purchases of Equity Securities

Nationstar's Board of Directors approved the repurchase of up to $100 of the Company's common stock from January 1, 2017 through December 31, 2017. This program replaces the previous share repurchase program. During the three months ended March 31, 2017, no shares of our common stock under the share repurchase program were repurchased.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
January 1, 2017 - January 31, 2017	—		$—	—	$100
February 1, 2017 - February 28, 2017	—		$—	—	$100
March 1, 2017 - March 31, 2017	51	(1)	$18.41	—	$100
Total	51			—

(1) In the first quarter of 2017, 51 thousand shares of common stock were surrendered at an average price of $18.41per share to Nationstar by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Offer Letter and Acceptance, dated as of March 20, 2017, by and between Nationstar Mortgage LLC and Amar Patel					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
**    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE HOLDINGS INC.

May 5, 2017	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 5, 2017	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1**	Offer Letter and Acceptance, dated as of March 20, 2017, by and between Nationstar Mortgage LLC and Amar Patel					X
31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
**    Management contract, compensatory plan or arrangement.