Form 10-Q
period 2017-06-30
Nationstar Mortgage Holdings Inc.
filed 2017-08-07
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 28, 2017 was 97,714,893.

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$184	$489
Restricted cash	424	388
Mortgage servicing rights, $3,046, and $3,160 at fair value, respectively	3,051	3,166
Advances and other receivables, net of reserves of $236 and $184, respectively	1,594	1,749
Reverse mortgage interests, net of reserves of $149 and $131, respectively	10,604	11,033
Mortgage loans held for sale at fair value	1,543	1,788
Mortgage loans held for investment, net	148	151
Property and equipment, net of accumulated depreciation of $142 and $118, respectively	133	136
Derivative financial instruments at fair value	81	133
Other assets	515	560
Total assets	$18,277	$19,593

Liabilities and stockholders' equity
Unsecured senior notes, net	$1,899	$1,990
Advance facilities, net	881	1,096
Warehouse facilities, net	2,523	2,421
Payables and accrued liabilities	1,122	1,470
MSR related liabilities - nonrecourse at fair value	1,134	1,241
Mortgage servicing liabilities	50	48
Derivative financial instruments at fair value	6	13
Other nonrecourse debt, net	8,997	9,631
Total liabilities	16,612	17,910
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,122	1,122
Retained earnings	683	701
Treasury shares at cost 12,204 thousand and 12,418 thousand shares, respectively	(148)	(147)
Total Nationstar stockholders' equity	1,658	1,677
Noncontrolling interest	7	6
Total stockholders' equity	1,665	1,683
Total liabilities and stockholders' equity	$18,277	$19,593
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Service related, net	$213	$113	$496	$197
Net gain on mortgage loans held for sale	167	216	311	387
Total revenues	380	329	807	584
Expenses:
Salaries, wages and benefits	182	205	374	402
General and administrative	187	208	367	423
Total expenses	369	413	741	825
Other income (expenses):
Interest income	139	107	278	210
Interest expense	(186)	(167)	(376)	(328)
Other income	7	—	6	—
Total other income (expenses), net	(40)	(60)	(92)	(118)
Loss before income tax benefit	(29)	(144)	(26)	(359)
Less: Income tax benefit	(10)	(53)	(9)	(135)
Net loss	(19)	(91)	(17)	(224)
Less: Net income attributable to non-controlling interests	1	1	1	—
Net loss attributable to Nationstar	$(20)	$(92)	$(18)	$(224)

Net loss per common share attributable to Nationstar:
Basic and diluted	$(0.20)	$(0.92)	$(0.18)	$(2.20)

Weighted average shares of common stock outstanding (in thousands):
Basic and diluted	97,752	100,055	97,672	102,016
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Shares issued (surrendered) under incentive plan, net	(7)	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	12	—	—	12	—	12
Excess tax deficiency from share based compensation	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(9,843)	—	—	—	(106)	(106)	—	(106)
Net loss	—	—	—	(224)	—	(224)	—	(224)
Balance at June 30, 2016	98,150	$1	$1,113	$458	$(139)	$1,433	$9	$1,442

Balance at December 31, 2016	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued (surrendered) under incentive plan, net	214	—	(4)	—	(1)	(5)	—	(5)
Share-based compensation	—	—	9	—	—	9	—	9
Dividends to noncontrolling interests	—	—	(5)	—	—	(5)	—	(5)
Net income (loss)	—	—	—	(18)	—	(18)	1	(17)
Balance at June 30, 2017	97,711	$1	$1,122	$683	$(148)	$1,658	$7	$1,665

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six months ended June 30,
	2017	2016
Operating Activities
Net loss attributable to Nationstar	$(18)	$(224)
Reconciliation of net loss to net cash attributable to operating activities:
Noncontrolling interest	1	—
Net gain on mortgage loans held for sale	(311)	(387)
Reverse loan interest income	(233)	(170)
Gain on sale of assets	(8)	—
Provision for servicing reserves	73	74
Fair value changes and amortization of mortgage servicing rights	233	624
Fair value changes in mortgage loans held for sale	(10)	(27)
Fair value changes in excess spread financing	15	(42)
Fair value changes in mortgage servicing rights financing liability	(14)	11
Amortization of premiums and accretion of discount	27	32
Depreciation and amortization	29	31
Share-based compensation	9	12
Other losses	9	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(599)	(771)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	(1,658)	(1,036)
Mortgage loans originated and purchased, net of fees	(8,896)	(9,524)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	10,008	9,872
Excess tax benefit (deficiency) from share-based compensation	(1)	4
Changes in assets and liabilities:
Advances and other receivables, net	112	301
Reverse mortgage interests, net	2,293	1,239
Other assets	23	(98)
Payables and accrued liabilities	(348)	(217)
Net cash attributable to operating activities	736	(296)

Investing Activities
Property and equipment additions, net of disposals	(25)	(26)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(13)	1
Proceeds on sale of forward and reverse mortgage servicing rights	(2)	16
Proceeds on sale of assets	16	—
Net cash attributable to investing activities	(24)	(9)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Six months ended June 30,
	2017	2016
Financing Activities
Increase in warehouse facilities	100	1,077
Decrease in advance facilities	(214)	(209)
Proceeds from issuance of HECM securitizations	308	311
Repayment of HECM securitizations	(176)	(362)
Decrease in participating interest financing in reverse mortgage interests, net	(771)	(286)
Repayment of excess spread financing	(108)	(95)
Repayment of nonrecourse debt – legacy assets	(9)	(8)
Repurchase of unsecured senior notes	(95)	(25)
Repurchase of common stock	—	(106)
Transfers to restricted cash, net	(36)	31
Excess tax deficiency from share based compensation	—	(4)
Surrender of shares relating to stock vesting	(5)	(3)
Debt financing costs	(6)	(5)
Dividends to noncontrolling interests	(5)	—
Net cash attributable to financing activities	(1,017)	316
Net increase (decrease) in cash and cash equivalents	(305)	11
Cash and cash equivalents - beginning of period	489	613
Cash and cash equivalents - end of period	$184	$624

Supplemental disclosures of cash activities
Cash paid for interest expense	$399	$339
Net cash paid for income taxes	$70	$28
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

Basis of Presentation
The consolidated interim financial statements of Nationstar have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company describes its significant accounting policies in Note 2 of the notes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, no significant changes were made to those accounting policies except that the Company updated its policy on advances and other receivables to include more detailed description of its position on write-offs of advance balances. Nationstar records reserves for advances and other receivables and evaluates the sufficiency of such reserves through consideration of both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicers and other counter parties. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods. Such reclassifications had no impact on previously reported net income or shareholders' equity. See Note 17, Business Segment Reporting for information on the changes in the Company's reportable segments.

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

Recent Accounting Guidance Adopted
Effective January 1, 2017, the Company prospectively adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification of cash flows. Amendments related to accounting for excess tax benefits or deficiencies have been adopted prospectively, resulting in the recognition of $1 of excess tax deficiencies within income tax expense rather than additional paid in capital for the six months ended June 30, 2017. The impact on diluted earnings per share is $0.01 per share for the period. Excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows. This change has been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted. The Company has previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore no change is requirement. The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate technology and support. We have performed a preliminary review of the new guidance as compared to our current accounting policies and are currently evaluating all services rendered to our customers as well as underlying contracts to determine the impact of this standard to our revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, through our review, we have identified one service offering (Services and Software as a Service) under the Xome operating segment that is within the scope of ASC 606. Although revenue recognition may be impacted to some degree for this service offering, we do not anticipate the impact to be materially different from the current revenue recognition processes. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, as necessary.

Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements. If the same lease obligations that are in existence as of June 30, 2017 were also in existence at the time of implementation of this standard, we would expect the additional assets and lease obligations to be added to the consolidated balance sheets upon implementation to approximate $136. The Company is currently evaluating the impact of this new standard to its debt covenants and capitalization requirements.
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

2. Mortgage Servicing Rights ("MSRs") and Related Liabilities

The following table sets forth the carrying value of Nationstar's MSRs and the related liabilities.

MSRs and Related Liabilities	June 30, 2017	December 31, 2016
Forward MSRs - fair value	$3,046	$3,160
Reverse MSRs - amortized cost	5	6
Mortgage servicing rights	$3,051	$3,166

Mortgage servicing liabilities - amortized cost	$50	$48

Excess spread financing - fair value	$1,121	$1,214
Mortgage servicing rights financing liability - fair value	13	27
MSR related liabilities (nonrecourse)	$1,134	$1,241

Forward Mortgage Servicing Rights - Fair Value
The Company owns and records at fair value the rights to service traditional residential mortgage loans ("forward" loans) for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. Forward MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs during the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
Forward MSRs - Fair Value	2017	2016
Fair value - beginning of period	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	103	86
Purchases of servicing rights	13	2
Dispositions:
Sales of servicing assets (1)	2	(16)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(74)	(462)
Other changes in fair value	(158)	(174)
Fair value - end of period	$3,046	$2,794
(1) Amount in 2017 is related to the cost to dispose of negative MSR associated with nonperforming loan portfolios. Amount in 2016 is related to the sale of forward MSRs.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment. During the six months ended June 30, 2017, the Company sold forward MSR with a negative balance of $2 associated with the cost to dispose of nonperforming loan portfolios. During the six months ended June 30, 2016, the Company sold $3,307 in unpaid principal balance ("UPB") of forward MSRs and was retained as the subservicer for $2,254 UPB of the sold MSRs collateralized by assets.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made on date of acquisition, subsequent changes are not made.

Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors. Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors.

The following table provides a breakdown of credit and interest sensitive UPBs for Nationstar's forward owned MSRs.

Forward MSRs - Sensitivity Pools	June 30, 2017		December 31, 2016
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$181,843	$1,723	$198,935	$1,818
Interest sensitive	114,501	1,323	113,141	1,342
Total	$296,344	$3,046	$312,076	$3,160

Nationstar used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

Credit Sensitive	June 30, 2017	December 31, 2016
Discount rate	11.4%	11.6%
Total prepayment speeds	15.8%	15.4%
Expected weighted-average life	5.9 years	6.0 years

Interest Sensitive
Discount rate	9.2%	9.3%
Total prepayment speeds	11.3%	10.7%
Expected weighted-average life	6.5 years	6.8 years

The following table shows the hypothetical effect on the fair value of the forward MSRs fair value when applying certain unfavorable variations of key assumptions to these assets at June 30, 2017 and December 31, 2016.

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2017
Mortgage servicing rights	$(113)	$(218)	$(123)	$(236)
December 31, 2016
Mortgage servicing rights	$(114)	$(221)	$(117)	$(224)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
Nationstar owns the right to service certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $36,301 and $38,940 as of June 30, 2017 and December 31, 2016, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities ("MSLs") for the six months ended June 30, 2017 and 2016. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management's assessment at June 30, 2017, no impairment was required to be recorded for reverse MSRs. In addition, $2 was recorded for increased MSL obligations due to portfolio performance during the six months ended June 30, 2017.

	Six months ended June 30,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs and Liabilities - Amortized Cost
Balance - beginning of period	$6	$48	$9	$25
Increased MSL obligation	—	2	—	—
Amortization/accretion	(1)	—	(2)	(13)
Balance - end of the period	$5	$50	$7	$12
Fair value - end of period (1)	$13	$39	$27	$—

(1) Fair value of the liability is less than $1 for June 30, 2016.

Excess Spread Financing - Fair Value
To finance the acquisition of certain forward MSRs on various forward loan pools ("Portfolios"), Nationstar has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). Nationstar sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with a traditional MSRs can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

The range of key assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
June 30, 2017
Low	6.9%	4.4	8.5%	6.8%
High	22.2%	7.2	14.0%	30.0%
Weighted-average	14.3%	6.1	10.8%	18.9%
December 31, 2016
Low	6.1%	4.1	8.5%	6.7%
High	21.2%	8.5	14.1%	29.8%
Weighted-average	13.9%	6.3	10.8%	19.0%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable expected levels variations of key assumptions to these liabilities.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2017
Excess spread financing	$43	$89	$39	$81
December 31, 2016
Excess spread financing	$49	$101	$41	$85

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

Forward Mortgage Servicing Rights Financing
From December 2013 through June 2014, Nationstar entered into agreements to sell a contractually specified base fee component of certain forward MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. Nationstar continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with Nationstar. Accordingly, Nationstar records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets. See Note 19, Transactions with Affiliates for additional information.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

Mortgage Servicing Rights Financing Assumptions	June 30, 2017	December 31, 2016
Advance financing rates	3.4%	3.2%
Annual advance recovery rates	26.0%	23.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Three months ended June 30,		Six months ended June 30,
Servicing Revenue	2017	2016	2017	2016
Contractually specified servicing fees including subservicing fees	$253	$261	$508	$532
Other service-related income	52	87	98	147
Incentive and modification income	21	23	43	47
Late fees	22	19	46	37
Reverse servicing fees	13	17	27	35
Mark-to-market (1)	(90)	(231)	(128)	(493)
Counter party revenue share (2)	(59)	(74)	(121)	(148)
Amortization, net of accretion (3)	(66)	(78)	(127)	(143)
Total servicing revenue	$146	$24	$346	$14

(1) Mark-to-market includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $28 and $29 for the three months ended June 30, 2017 and 2016, respectively, and $49 and $58 for the six months ended June 30, 2017 and 2016, respectively.
(2) Counter party revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(3) Accretion was $40 and $56 the three months ended June 30, 2017 and 2016, respectively, and $82 and $103 for the six months ended June 30, 2017 and 2016, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	June 30, 2017	December 31, 2016
Servicing advances	$1,460	$1,614
Receivables from agencies, investors and prior servicers	370	319
Reserves	(236)	(184)
Total advances and other receivables, net	$1,594	$1,749

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
The Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $139 and $94 for the Company's forward loan portfolio at June 30, 2017 and December 31, 2016, respectively.
The activity of the reserves for advances and other receivables is set forth below.

	Three months ended June 30,		Six months ended June 30,
Advances and Other Receivables Reserves	2017	2016	2017	2016
Balance - beginning of period (1)	$208	$205	$184	$163
Provision and other additions (2)	36	40	76	89
Write-offs	(8)	(7)	(24)	(14)
Balance - end of period	$236	$238	$236	$238

(1) Beginning reserve balance as of December 31, 2015 was updated to reflect the reclassification of reserves for advances and other receivables from the MSR.
(2) A provision of $28 and $29 was recorded through the MTM adjustment in service related revenues for the three months ended June 30, 2017 and 2016, respectively, and $49 and $58 for the six months ended June 30, 2017 and 2016, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consist of the following.

	June 30, 2017	December 31, 2016
Participating interests in HMBS	$8,085	$8,839
Other interests securitized	921	753
Unsecuritized interests	1,747	1,572
Reserves	(149)	(131)
Total reverse mortgage interests, net	$10,604	$11,033

Participating interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. During the six months ended June 30, 2017, a total of $338 in UPB was transferred to Ginnie Mae and securitized.

Other interests securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS; these reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the six months ended June 30, 2017, a total of $325 UPB was securitized. Refer to Other Nonrecourse Debt in Note 8, Indebtedness for additional information.

Unsecuritized interests
Unsecuritized interests in reverse mortgages consist of the following.

	June 30, 2017	December 31, 2016
Repurchased HECM loans	$1,323	$1,000
HECM related receivables	312	301
Funded borrower draws not yet securitized	99	236
Foreclosed assets	13	35
Total unsecuritized interests	$1,747	$1,572

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $2,208 and $1,466 HECM loans out of Ginnie Mae HMBS securitizations during the six months ended June 30, 2017 and 2016, respectively, of which, $550 and $430 were subsequently assigned to a prior servicer in accordance with applicable servicing agreements.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $29 and $38 for the Company's reverse loan portfolio at June 30, 2017 and December 31, 2016, respectively.

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

The activity of the reserves for reverse mortgage interests is set forth below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reserves for reverse mortgage interests - beginning of period	$137	$61	$131	$53
Provision	14	7	22	15
Write-offs	(2)	—	(4)	—
Other	—	3	—	3
Reserves for reverse mortgage interests - end of period	$149	$71	$149	$71

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

Reverse Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $115 and $85 for the three months ended June 30, 2017 and 2016, respectively, and $233 and $170 for the six months ended June 30, 2017 and 2016, respectively.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market on a servicing-retained basis. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinancings of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	June 30, 2017	December 31, 2016
Mortgage loans held for sale – unpaid principal balance	$1,494	$1,759
Mark-to-market adjustment (1)	49	29
Total mortgage loans held for sale	$1,543	$1,788
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

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated.

	June 30, 2017		December 31, 2016
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$89	$85	$106	$103

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the six months ended June 30, 2017 and 2016, Nationstar repurchased $144 and $95 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $172 and $20 of previously repurchased loans, respectively. As of June 30, 2017 and 2016, $33 and $13 of the repurchased loans have reperformed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $74 and $84 as of June 30, 2017 and December 31, 2016, respectively.

The following table details the changes in mortgage loans held for sale.

	Six months ended June 30,
Mortgage loans held for sale	2017	2016
Balance - beginning of period	$1,788	$1,430
Mortgage loans originated and purchased, net of fees	8,887	9,445
Loans sold	(9,753)	(9,501)
Repurchase of loans out of Ginnie Mae securitizations	599	771
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims (1)	(8)	(13)
Net transfer of mortgage loans held for sale from REO in other assets (2)	11	21
Changes in fair value	10	27
Other purchase-related activities	9	21
Balance - end of period	$1,543	$2,201

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REO in the sales process which are transferred to other assets and certain government insured mortgage REO which are transferred from other assets upon completion of the sale so that the claims process can begin.

For the six months ended June 30, 2017 and 2016, the Company received proceeds of $10,007 and $9,788, respectively, on the sale of mortgage loans held for sale, resulting in gains of $254 and $287, respectively.

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

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	June 30, 2017	December 31, 2016
Mortgage loans held for investment, net – UPB	$205	$216
Transfer discount:
Non-accretable	(43)	(52)
Accretable	(14)	(13)
Total mortgage loans held for investment, net	$148	$151

The changes in accretable yield discount on loans transferred to mortgage loans held for investment are set forth below.

	Six months ended June 30,
Accretable Yield Discount	2017	2016
Balance - beginning of the period	$(13)	$(15)
Accretion	1	1
Reclassifications from non-accretable discount	(2)	—
Balance - end of the period	$(14)	$(14)
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified to accretable yield discount approximately $2 of transfer discount designated as reserves for future loss, for the six months ended June 30, 2017. No provision for reserves was required for the six months ended June 30, 2017 and 2016, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $26 and $29 as of June 30, 2017 and December 31, 2016, respectively.

6. Other Assets

Other assets consist of the following.

	June 30, 2017	December 31, 2016
Accrued revenues	$149	$165
Loans subject to repurchase right from Ginnie Mae	148	152
Goodwill	72	74
Real estate owned (REO), net	26	30
Deposits	25	25
Prepaid expenses	25	16
Intangible assets	21	28
Receivables from affiliates, net	6	6
Other	43	64
Total other assets	$515	$560

Accrued Revenues
Accrued revenue is primarily comprised of service fees earned but not received based upon the terms of the Company's servicing and subservicing agreements.

Goodwill and Intangible Assets
In connection with the sale of Xome's retail title division, the Company wrote off $2 goodwill and $4 intangible assets in June 2017. See further discussion in Note 16, Dispositions and Exit Costs.
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

Real estate owned
Real estate owned ("REO") includes $20 and $21 of REO loans with government insurance at June 30, 2017 and December 31, 2016, respectively.

Other
Other primarily includes non-advance related accounts receivables due from investors.

7. Derivative Financial Instruments

Derivative instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), forward Mortgage Backed Securities ("MBS") trades, Eurodollar and Treasury futures, interest rate swap agreements and interest rate caps.

Associated with the Company's derivatives are $6 and $29 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of June 30, 2017 and December 31, 2016, respectively. The Company does not offset fair value amounts recognized for derivative instruments and the amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Six months ended June 30, 2017
Assets
Mortgage loans held for sale, net
Loan sale commitments (1)	2017	$1	$—	$(0.1)
Derivative financial instruments
IRLCs	2017	2,490	71.6	(20.6)
Forward sales of MBS	2017	2,613	8.5	(30.7)
LPCs	2017	77	0.9	(1.0)
Treasury futures	2017	40	0.5	0.5
Eurodollar futures (1)	2017-2021	10	—	—
Interest rate swaps (1)	2017	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs	2017	17	0.1	1.0
Forward sales of MBS	2017	862	3.0	7.0
LPCs	2017	400	2.6	(1.1)
Treasury futures	2017	68	0.6	(0.6)
Eurodollar futures (1)	2017-2021	46	—	—
Interest rate swaps (1)	2017	—	—	0.1

Year ended December 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2017	$1	$0.1	$(0.2)
Derivative financial instruments
IRLCs	2017	3,675	92.2	3.1
Forward sales of MBS	2017	2,580	39.2	33.1
LPCs	2017	203	1.9	(2.0)
Eurodollar futures (1)	2017-2021	35	—	(0.1)
Interest rate swaps	2017	9	0.1	(0.4)

Liabilities
Derivative financial instruments
IRLCs	2017	176	1.1	(1.1)
Forward sales of MBS	2017	1,689	10.0	(6.3)
LPCs (1)	2017	111	1.5	—
Eurodollar futures (1)	2017-2021	27	—	0.1
Interest rate swaps	2017	9	0.1	0.4

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					June 30, 2017		December 31, 2016
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	October 2017	Servicing advance receivables	$650	$425	$556	$485	$578
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	November 2018	Servicing advance receivables	500	228	277	260	301
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2018	Servicing advance receivables	200	117	140	164	186
MBS servicer advance facility (2014)	LIBOR+3.5%	September 2017	Servicing advance receivables	125	60	128	88	142
MBS advance financing facility	LIBOR+2.5%	March 2018	Servicing advance receivables	80	52	57	55	60
MBS advance financing facility (2012) (1)	LIBOR+5.0%	January 2017	Servicing advance receivables	—	—	—	44	52
Advance facilities principal amount					882	1,158	1,096	1,319
Unamortized debt issuance costs					(1)	—	—	—
Advance facilities, net					$881	$1,158	$1,096	$1,319

(1) This MBS Advance Financing facility was paid off in full in February 2017.
					June 30, 2017		December 31, 2016
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+2.0% to 2.9%	October 2017	Mortgage loans or MBS	$1,200	$650	$692	$682	$747
$1000 warehouse facility	LIBOR+2.1% to 2.4%	September 2017	Mortgage loans or MBS	1,000	172	176	250	256
$772 warehouse facility	LIBOR+2.0% to 2.8%	November 2017	Mortgage loans or MBS	772	544	600	410	415
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2017	Mortgage loans or MBS	500	254	259	229	237
$500 warehouse facility	LIBOR+1.8% to 3.3%	June 2018	Mortgage loans or MBS	500	298	330	496	539
$350 warehouse facility	LIBOR+2.5% to 2.8%	April 2018	Mortgage loans or MBS	350	177	192	12	13
$350 warehouse facility	LIBOR+2.5% to 2.6%	November 2017	Mortgage loans or MBS	350	235	253	173	189
$300 warehouse facility	LIBOR+2.3%	January 2018	Mortgage loans or MBS	300	142	170	153	180
$200 warehouse facility	LIBOR+1.5%	April 2019	Mortgage loans or MBS	200	43	44	7	8
$40 warehouse facility	LIBOR+3.0%	December 2017	Mortgage loans or MBS	40	9	15	11	18
Warehouse facilities principal amount					2,524	2,731	2,423	2,602
Unamortized debt issuance costs					(1)	—	(2)	—
Warehouse facilities, net					$2,523	$2,731	$2,421	$2,602

Pledged Collateral:
Mortgage loans, net					$1,498	$1,593	$1,693	$1,427
Reverse mortgage interests, net					1,026	1,138	730	834
MSR and other collateral					—	—	—	341

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below.

	June 30, 2017	December 31, 2016
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$595
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	400	400
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	366	461
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	345	345
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,912	2,007
Unamortized debt issuance costs	(13)	(17)
Unsecured senior notes, net	$1,899	$1,990

Nationstar repurchased $47 and $95 in principal amount of outstanding notes during the three and six months ended June 30, 2017 resulting in a loss of $1 and $2, respectively. Nationstar also repurchased $24 and $25 in principal amount of outstanding notes during the three and six months ended June 30, 2016.

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
As of June 30, 2017, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows.

Year ending December 31,	Amount
2017	$—
2018	366
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes principal amount	1,912
Unamortized debt issuance costs	(13)
Unsecured senior notes, net	$1,899

Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below.

					June 30, 2017	December 31, 2016
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating Interest Financing (1)	_	_	_	$—	$8,155	$8,914
Securitization of nonperforming HECM loans
Trust 2015-2	November 2015	November 2025	A, M1, M2	114	86	114
Trust 2016-1	March 2016	February 2026	A, M1, M2	200	159	194
Trust 2016-2	June 2016	June 2026	A, M1, M2	143	117	158
Trust 2016-3	August 2016	August 2026	A, M1, M2	197	170	208
Trust 2017-1	May 2017	May 2027	A, M1, M2	298	275	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	139	42	50
Other nonrecourse debt principal amount					9,004	9,638
Unamortized debt issuance costs					(7)	(7)
Other nonrecourse debt, net					$8,997	$9,631

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios.
Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of advances and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.3% to 7.0%.

Securitizations of Nonperforming HECM Loans
From time to time, Nationstar securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing HECM loans that are covered by FHA insurance and secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 7.4% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $192 and $208 at June 30, 2017 and December 31, 2016, respectively. The carrying values on the outstanding loans was $49 and $58 at June 30, 2017 and December 31, 2016, respectively, and the carrying value of the nonrecourse debt was $42 and $50, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2017, the Company is in compliance with its financial covenants.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2017, the Company is in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	June 30, 2017	December 31, 2016
Payables to servicing and subservicing investors	$546	$655
Loans subject to repurchase from Ginnie Mae	148	152
Accounts payable and other accrued liabilities	106	178
Accrued interest	60	65
Payable to insurance carriers and insurance cancellation reserves	58	73
Accrued bonus and payroll	57	95
Professional and legal	47	47
Payable to GSEs and securitized trusts	42	58
Lease obligations	28	24
Repurchase reserves	14	18
MSR purchases payable including advances	10	21
Taxes	6	84
Total payables and accrued liabilities	$1,122	$1,470

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

Repurchase reserves
The activity of the outstanding repurchase reserves is set forth below.

	Three months ended June 30,		Six months ended June 30,
Repurchase Reserves	2017	2016	2017	2016
Balance - beginning of period	$15	$26	$18	$26
Provision, net of release	(1)	—	(3)	1
Charge-offs	—	—	(1)	(1)
Balance - end of period	$14	$26	$14	$26

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

In the event of a breach of the representations and warranties, Nationstar may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale. A release of repurchase reserves is recorded when Company 's assessment reveals that previously recorded reserves are no longer needed.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balances as of June 30, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies.

Other Payables
Other payables are primarily comprised of liabilities related to various vendor and servicing activities.

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

Nationstar has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as Nationstar is the primary beneficiary of each of these entities. Also, Nationstar consolidated five reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the dates indicated.

	June 30, 2017		December 31, 2016
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$232	$44	$190	$37
Reverse mortgage interests, net	—	8,959	—	9,557
Advances and other receivables, net	972	—	1,065	—
Mortgage loans held for investment, net	147	—	150	—
Other assets	2	—	4	—
Total assets	$1,353	$9,003	$1,409	$9,594
Liabilities
Advance facilities (1)	$771	$—	$909	$—
Payables and accrued liabilities	1	—	1	—
Participating interest financing (2)	—	8,085	—	8,840
HECM Securitizations (HMBS)
Trust 2015-2	—	86	—	114
Trust 2016-1	—	159	—	194
Trust 2016-2	—	117	—	158
Trust 2016-3	—	170	—	208
Trust 2017-1	—	275	—	—
Nonrecourse debt–legacy assets	42	—	50	—
Total liabilities	$814	$8,892	$960	$9,514

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

	June 30, 2017	December 31, 2016
Total collateral balances	$2,511	$2,704
Total certificate balances	$2,302	$2,455

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2017, and December 31, 2016, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	June 30, 2017	December 31, 2016
Unconsolidated securitization trusts	$441	$548

11. Stockholders' Equity

Nationstar's Board of Directors approved the repurchase of up to $100 of the Company's common stock from January 1, 2017 through December 31, 2017. No shares were repurchased during the six months ended June 30, 2017.

During the three and six months ended June 30, 2017, certain employees of Nationstar were granted 126 thousand and 1,059 thousand restricted stock units ("RSUs"), respectively. The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $4 and $5 of expense related to the share-based awards during the three months ended June 30, 2017 and 2016, respectively, and $9 and $12 for the six months ended June 30, 2017 and 2016, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$(10)	$(53)	$(9)	$(135)

Effective tax rate	33.1%	36.6%	32.8%	37.5%

For the three and six months ended June 30, 2017, the effective tax rate differed from the statutory federal rate of 35% due to recurring items, such as state tax benefit offset by excess tax deficiency related to restricted share-based compensation recognized within income rather than shareholder’s equity under ASU 2016-09. In connection with the sale of Xome's retail title division, the Company recognized approximately $4 of tax expense as a discrete item in June 2017, which favorably impacts the effective tax rate by 15%.

For the three and six months ended June 30, 2016, the effective tax rate differed from the statutory federal rate of 35% primarily due to the elimination of the book loss of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate was based upon forecasted pre-tax income or loss for the year.

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
Mortgage Servicing Rights Financing Liability (Level 3) - Nationstar estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates, annual advance recovery rates and working capital. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 2, Mortgage Servicing Rights and Related Liabilities for more information.
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

	June 30, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale (1)	$1,542.6	$—	$1,542.6	$—
Mortgage servicing rights (1)	3,045.8	—	—	3,045.8
Derivative financial instruments
IRLCs	71.6	—	71.6	—
Forward MBS trades	8.5	—	8.5	—
LPCs	0.9	—	0.9	—
Treasury futures	0.5	—	0.5	—
Eurodollar futures (2)	—	—	—	—
Total assets	$4,669.9	$—	$1,624.1	$3,045.8
Liabilities
Derivative financial instruments
IRLCs	0.1	—	0.1	—
Forward MBS trades	3.0	—	3.0	—
LPCs	2.6	—	2.6	—
Treasury futures	0.6	—	0.6	—
Eurodollar futures (2)	—	—	—	—
Mortgage servicing rights financing	13.2	—	—	13.2
Excess spread financing	1,121.0	—	—	1,121.0
Total liabilities	$1,140.5	$—	$6.3	$1,134.2

	December 31, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale (1)	$1,788.0	$—	$1,788.0	$—
Mortgage servicing rights (1)	3,160.0	—	—	3,160.0
Derivative financial instruments
IRLCs	92.2	—	92.2	—
Forward MBS trades	39.2	—	39.2	—
LPCs	1.9	—	1.9	—
Interest rate swaps and caps	0.1	—	0.1	—
Total assets	$5,081.4	$—	$1,921.4	$3,160.0
Liabilities
Derivative financial instruments
IRLCs	1.1	—	1.1	—
Forward MBS trades	10.0	—	10.0	—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.1	—	0.1	—
Mortgage servicing rights financing	27.0	—	—	27.0
Excess spread financing	1,214.0	—	—	1,214.0
Total liabilities	$1,253.7	$—	$12.7	$1,241.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of derivative instruments are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Six months ended June 30, 2017	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance at the beginning of the period	$3,160	$1,214	$27
Total gains or losses included in earnings	(232)	15	(14)
Purchases, issuances, sales and settlements
Purchases	13	—	—
Issuances	103	—	—
Sales	2	—	—
Settlements	—	(108)	—
Balance at the end of the period	$3,046	$1,121	$13

	Assets	Liabilities
Year ended December 31, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of period	$3,358	$1,232	$69
Total gains or losses included in earnings	(496)	25	(42)
Purchases, issuances, sales and settlements
Purchases	157	—	—
Issuances	208	155	—
Settlements	—	(198)	—
Dispositions	(67)	—	—
Balance - end of period	$3,160	$1,214	$27

No transfers were made into or out of Level 3 fair value assets and liabilities for the six months ended June 30, 2017 or the year ended December 31, 2016, respectively.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	June 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$184	$184	$—	$—
Restricted cash	424	424	—	—
Advances and other receivables, net	1,594	—	—	1,594
Reverse mortgage interests, net	10,604	—	—	10,820
Mortgage loans held for sale	1,543	—	1,543	—
Mortgage loans held for investment, net	148	—	—	149
Derivative financial instruments	81	—	81	—
Financial liabilities
Unsecured senior notes	1,912	1,950	—	—
Advance facilities	882	—	882	—
Warehouse facilities	2,524	—	2,524	—
Mortgage servicing rights financing liability	13	—	—	13
Derivative financial instruments	6	—	6	—
Excess spread financing	1,121	—	—	1,121
Participating interest financing	8,155	—	8,388	—
HECM Securitization (HMBS)
Trust 2015-2	86	—	—	102
Trust 2016-1	159	—	—	179
Trust 2016-2	117	—	—	126
Trust 2016-3	170	—	—	176
Trust 2017-1	275	—	—	268
Nonrecourse debt - legacy assets	42	—	—	41

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$489	$489	$—	$—
Restricted cash	388	388	—	—
Advances and other receivables, net	1,749	—	—	1,749
Reverse mortgage interests, net	11,033	—	—	11,232
Mortgage loans held for sale	1,788	—	1,788	—
Mortgage loans held for investment, net	151	—	—	153
Derivative financial instruments	133	—	133	—
Financial liabilities
Unsecured senior notes	2,007	2,047	—	—
Advance facilities	1,096	—	1,096	—
Warehouse facilities	2,423	—	2,423	—
Mortgage servicing rights financing liability	27	—	—	27
Excess spread financing	1,214	—	—	1,214
Derivative financial instruments	13	—	13	—
Participating interest financing	8,914	—	9,151	—
HECM Securitization (HMBS)
Trust 2015-2	114	—	—	125
Trust 2016-1	194	—	—	203
Trust 2016-2	158	—	—	156
Trust 2016-3	208	—	—	205
Nonrecourse debt - legacy assets	50	—	—	50

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
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,000. As of June 30, 2017, Nationstar was in compliance with its selling and servicing capital requirements.

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

Nationstar’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. Nationstar has historically had a number of open investigations with various regulators or enforcement agencies. We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. Nationstar is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices, and in additional expenses and collateral costs. For example, we recently entered into a consent order with the CFPB for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act. Responding to these matters requires Nationstar to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

The Company seeks to resolve all claims, demands, litigation and regulatory and governmental matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. The Company has entered into agreements with a number of entities and regulatory agencies that toll applicable limitations periods with respect to their claims.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $10 and $19 for the three and six months ended June 30, 2017, respectively, and $20 and $33 for the three and six months ended June 30, 2016, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $22 to $57 in excess of the accrued liability (if any) related to those matters as of June 30, 2017. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, our exposure and ultimate losses may be higher, and possibly significantly so, than the amounts accrued or this aggregate amount.

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

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability, within payables and accrued liabilities, is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all recorded balances sought from sellers represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2017, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

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

Nationstar has certain reverse MSRs and reverse mortgage loans related to approximately $36,301 and $38,940 of UPB in reverse mortgage loans as of June 30, 2017 and December 31, 2016, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of June 30, 2017, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $4,095. As of December 31, 2016, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $4,396. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

16. Disposition and Exit Costs
Nationstar periodically initiates programs to reduce costs and improve operating effectiveness in order to improve current operating performance and to respond to changes in the Company's business model. These cost reduction initiatives include the restructuring of our facilities' lease portfolio, closing of offices and the termination of portions of Nationstar’s workforce. As part of these restructuring plans, Nationstar has incurred severance and other exit costs totaling $5 and $7 for the three and six months ended June 30, 2017, respectively.

The Company's initiatives to reduce costs and improve operating effectiveness include the previously announced closure of its facility in Buffalo, New York scheduled for August 2017, which resulted in a total cost of $3 for severance and exit costs associated with its facilities lease.

In June 2017, the Company sold Xome's retail title division and recognized $8 gain, which was recorded in other income (expense) in the consolidated statements of operations. The disposal of the retail title division allows Xome to better align the title business with its operations. In connection with the sale, the Company wrote off net assets of $7, including customer relationships of $4 in intangible assets and $2 goodwill.

17. Business Segment Reporting

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

The following tables present financial information by segment.

	Three months ended June 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$146	$15	$76	$(24)	$213	$—	$213
Net gain on mortgage loans held for sale	—	143	—	24	167	—	167
Total revenues	146	158	76	—	380	—	380
Total expenses	175	103	67	—	345	24	369
Other income (expenses):
Interest income	123	11	—	—	134	5	139
Interest expense	(136)	(13)	—	—	(149)	(37)	(186)
Other	—	—	8	—	8	(1)	7
Total other income (expenses), net	(13)	(2)	8	—	(7)	(33)	(40)
Income (loss) before income tax expense (benefit)	$(42)	$53	$17	$—	$28	$(57)	$(29)
Depreciation and amortization	$5	$3	$3	$—	$11	$4	$15
Total assets	15,482	4,447	369	(2,694)	17,604	$673	18,277

	Three months ended June 30, 2016 (1)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$24	$15	$119	$(45)	$113	$—	$113
Net gain on mortgage loans held for sale	—	171	—	45	216	—	216
Total revenues	24	186	119	—	329	—	329
Total expenses	155	130	97	—	382	31	413
Other income (expenses)
Interest income	87	16	—	—	103	4	107
Interest expense	(110)	(15)	—	—	(125)	(42)	(167)
Total other income (expenses), net	(23)	1	—	—	(22)	(38)	(60)
Income (loss) before income tax expense (benefit)	$(154)	$57	$22	$—	$(75)	$(69)	$(144)
Depreciation and amortization	$5	$3	$6	$—	$14	$—	$14
Total assets	12,496	4,681	331	(2,003)	15,505	980	16,485

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

	Six months ended June 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$346	$31	$161	$(43)	$495	$1	$496
Net gain on mortgage loans held for sale	—	268	—	43	311	—	311
Total revenues	346	299	161	—	806	1	807
Total expenses	333	220	139	—	692	49	741
Other income (expenses)
Interest income	243	25	—	—	268	10	278
Interest expense	(272)	(26)	—	—	(298)	(78)	(376)
Other	—	—	8	—	8	(2)	6
Total other income (expenses), net	(29)	(1)	8	—	(22)	(70)	(92)
Income (loss) before income tax expense (benefit)	$(16)	$78	$30	$—	$92	$(118)	$(26)
Depreciation and amortization	$10	$5	$7	$—	$22	$7	$29
Total assets	15,482	4,447	369	(2,694)	17,604	673	18,277

	Six months ended June 30, 2016 (1)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$14	$31	$220	$(70)	$195	$2	$197
Net gain on mortgage loans held for sale	—	318	—	70	388	(1)	387
Total revenues	14	349	220	—	583	1	584
Total expenses	327	253	187	—	767	58	825
Other income (expenses)
Interest income	172	31	—	—	203	7	210
Interest expense	(217)	(28)	—	—	(245)	(83)	(328)
Total other income (expenses), net	(45)	3	—	—	(42)	(76)	(118)
Income (loss) before income tax expense (benefit)	$(358)	$99	$33	$—	$(226)	$(133)	$(359)
Depreciation and amortization	$11	$6	$12	$—	$29	$2	$31
Total assets	12,496	4,681	331	(2,003)	15,505	980	16,485

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

18. Guarantor Financial Statement Information

As of June 30, 2017, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued $1,899 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2017

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$159	$1	$24	$—	$184
Restricted cash	—	148	—	276	—	424
Mortgage servicing rights	—	3,020	—	31	—	3,051
Advances and other receivables, net	—	1,594	—	—	—	1,594
Reverse mortgage interests, net	—	9,730	—	874	—	10,604
Mortgage loans held for sale at fair value	—	1,543	—	—	—	1,543
Mortgage loans held for investment, net	—	1	—	147	—	148
Property and equipment, net	—	113	—	20	—	133
Derivative financial instruments at fair value	—	81	—	—	—	81
Other assets	—	413	174	634	(706)	515
Investment in subsidiaries	1,788	499	—	—	(2,287)	—
Total assets	$1,788	$17,301	$175	$2,006	$(2,993)	$18,277
Liabilities and stockholders' equity
Unsecured senior notes	$—	$1,899	$—	$—	$—	$1,899
Advance facilities, net	—	110	—	771	—	881
Warehouse facilities, net	—	2,523	—	—	—	2,523
Payables and accrued liabilities	—	1,083	2	37	—	1,122
MSR related liabilities - nonrecourse at fair value	—	1,113	—	21	—	1,134
Mortgage servicing liabilities	—	50	—	—	—	50
Derivative financial instruments, at fair value	—	6	—	—	—	6
Other nonrecourse debt, net	—	8,148	—	849	—	8,997
Payables to affiliates	123	581	—	2	(706)	—
Total liabilities	123	15,513	2	1,680	(706)	16,612
Total stockholders' equity	1,665	1,788	173	326	(2,287)	1,665
Total liabilities and stockholders' equity	$1,788	$17,301	$175	$2,006	$(2,993)	$18,277

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2017

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$131	$9	$73	$—	$213
Net gain on mortgage loans held for sale	—	167	—	—	—	167
Total revenues	—	298	9	73	—	380
Expenses:
Salaries, wages benefits	—	145	1	36	—	182
General and administrative	—	147	5	35	—	187
Total expenses	—	292	6	71	—	369
Other income (expenses):
Interest income	—	124	—	15	—	139
Interest expense	—	(172)	—	(14)	—	(186)
Other income (expense)	—	(1)	—	8	—	7
Gain (loss) from subsidiaries	(20)	14	—	—	6	—
Total other income (expenses), net	(20)	(35)	—	9	6	(40)
Income (loss) before income tax expense (benefit)	(20)	(29)	3	11	6	(29)
Less: Income tax expense	—	(10)	—	—	—	(10)
Net income (loss)	(20)	(19)	3	11	6	(19)
Less: Net loss attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(20)	$(20)	$3	$11	$6	$(20)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2017

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$316	$14	$166	$—	$496
Net gain on mortgage loans held for sale	—	310	—	1	—	311
Total revenues	—	626	14	167	—	807
Expenses:
Salaries, wages benefits	—	298	2	74	—	374
General and administrative	—	285	7	75	—	367
Total expenses	—	583	9	149	—	741
Other income (expenses):
Interest income	—	251	—	27	—	278
Interest expense	—	(347)	—	(29)	—	(376)
Other income (expense)	—	(2)	—	8	—	6
Gain (loss) from subsidiaries	(18)	29	—	—	(11)	—
Total other income (expenses), net	(18)	(69)	—	6	(11)	(92)
Income (loss) before income tax expense (benefit)	(18)	(26)	5	24	(11)	(26)
Less: Income tax expense	—	(9)	—	—	—	(9)
Net income (loss)	(18)	(17)	5	24	(11)	(17)
Less: Net income attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(18)	$(18)	$5	$24	$(11)	$(18)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2017

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net loss attributable to Nationstar	$(18)	$(18)	$5	$24	$(11)	$(18)
Reconciliation of net loss to net cash attributable to operating activities:
(Gain) loss from subsidiaries	18	(29)	—	—	11	—
Noncontrolling interest	—	1	—	—	—	1
Net gain on mortgage loans held for sale	—	(310)	—	(1)	—	(311)
Reverse loan interest income	—	(233)	—	—	—	(233)
Gain on sale of assets	—	—	—	(8)	—	(8)
Provision for servicing reserves	—	73	—	—	—	73
Fair value changes and amortization of mortgage servicing rights	—	233	—	—	—	233
Fair value changes in mortgage loans held for sale	—	(10)	—	—	—	(10)
Fair value changes in excess spread financing	—	16	—	(1)	—	15
Fair value change in mortgage servicing rights financing liability	—	(14)	—	—	—	(14)
Amortization of premiums and accretion of discount	—	(4,271)	—	4,298	—	27
Depreciation and amortization	—	21	—	8	—	29
Share-based compensation	—	6	—	3	—	9
Other losses	—	9	—		—	9
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(599)	—	—	—	(599)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(1,658)	—	—	—	(1,658)
Mortgage loans originated and purchased, net of fees	—	(8,896)	—	—	—	(8,896)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	14,292	—	(4,284)	—	10,008
Excess tax benefit (deficiency) from share based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables, net	—	112	—	—	—	112
Reverse mortgage interests, net	—	2,450	—	(157)	—	2,293
Other assets	5	(165)	(6)	189	—	23
Payables and accrued liabilities	—	(337)	—	(11)	—	(348)
Net cash attributable to operating activities	5	672	(1)	60	—	736

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2017 (Continued)

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(23)	—	(2)	—	(25)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(6)	—	(7)	—	(13)
Proceeds on sale of forward and reverse mortgage servicing rights	—	(2)	—	—	—	(2)
Proceeds on sale of assets	—	16	—	—	—	16
Net cash attributable to investing activities	—	(15)	—	(9)	—	(24)
Financing activities
Increase in warehouse facilities	—	100	—	—	—	100
Decrease in advance facilities	—	(76)	—	(138)	—	(214)
Proceeds from HECM securitizations	—	—	—	308	—	308
Repayment of HECM securitizations	—	(1)	—	(175)	—	(176)
Decrease in participating interest financing in reverse mortgage interests, net	—	(771)	—	—	—	(771)
Repayment of excess spread financing	—	(108)	—	—	—	(108)
Repayment of nonrecourse debt–legacy assets	—	—	—	(9)	—	(9)
Repurchase of unsecured senior notes	—	(95)	—	—	—	(95)
Transfers to restricted cash, net	—	11	—	(47)	—	(36)
Surrender of shares relating to stock vesting	(5)	—	—	—	—	(5)
Debt financing costs	—	(6)	—	—	—	(6)
Dividends to noncontrolling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(5)	(951)	—	(61)	—	(1,017)
Net decrease in cash and cash equivalents	—	(294)	(1)	(10)	—	(305)
Cash and cash equivalents - beginning of period	—	453	2	34	—	489
Cash and cash equivalents - end of period	$—	$159	$1	$24	$—	$184

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2016

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$453	$2	$34	$—	$489
Restricted cash	—	159	—	229	—	388
Mortgage servicing rights	—	3,142	—	24	—	3,166
Advances and other receivables, net	—	1,749	—	—	—	1,749
Reverse mortgage interests, net	—	10,316	—	717	—	11,033
Mortgage loans held for sale at fair value	—	1,787	—	1	—	1,788
Mortgage loans held for investment, net	—	1	—	150	—	151
Property and equipment, net	—	113	—	23	—	136
Derivative financial instruments at fair value	—	133	—	—	—	133
Other assets	—	444	323	838	(1,045)	560
Investment in subsidiaries	1,801	634	—	—	(2,435)	—
Total assets	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
Liabilities and stockholders' equity
Unsecured senior notes	$—	$1,990	$—	$—	$—	$1,990
Advance facilities, net	—	187	—	909	—	1,096
Warehouse facilities, net	—	2,421	—	—	—	2,421
Payables and accrued liabilities	—	1,420	2	48	—	1,470
MSR related liabilities - nonrecourse at fair value	—	1,219	—	22	—	1,241
Mortgage servicing liabilities	—	48	—	—	—	48
Derivative financial instruments, at fair value	—	13	—	—	—	13
Other nonrecourse debt, net	—	8,907	—	724	—	9,631
Payables to affiliates	118	925	—	2	(1,045)	—
Total liabilities	118	17,130	2	1,705	(1,045)	17,910
Total stockholders' equity	1,683	1,801	323	311	(2,435)	1,683
Total liabilities and stockholders' equity	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$(15)	$7	$121	$—	$113
Net gain on mortgage loans held for sale	—	205	—	11	—	216
Total revenues	—	190	7	132	—	329
Expenses:
Salaries, wages and benefits	—	148	1	56	—	205
General and administrative	—	149	1	58	—	208
Total expenses	—	297	2	114	—	413
Other income (expenses):
Interest income	—	94	—	13	—	107
Interest expense	—	(149)	—	(18)	—	(167)
Gain (loss) from subsidiaries	(92)	18	—	—	74	—
Total other income (expenses), net	(92)	(37)	—	(5)	74	(60)
Income (loss) before income tax expense (benefit)	(92)	(144)	5	13	74	(144)
Less: Income tax (benefit)	—	(53)	—	—	—	(53)
Net income (loss)	(92)	(91)	5	13	74	(91)
Less: Net income attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(92)	$(92)	$5	$13	$74	$(92)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$(41)	$14	$224	$—	$197
Net gain on mortgage loans held for sale	—	367	—	20	—	387
Total revenues	—	326	14	244	—	584
Expenses:
Salaries, wages benefits	—	292	2	108	—	402
General and administrative	—	309	5	109	—	423
Total expenses	—	601	7	217	—	825
Other income (expenses):
Interest income	—	185	—	25	—	210
Interest expense	—	(290)	—	(38)	—	(328)
Gain (loss) from subsidiaries	(224)	21	—	—	203	—
Total other income (expenses), net	(224)	(84)	—	(13)	203	(118)
Income (loss) before income tax expense (benefit)	(224)	(359)	7	14	203	(359)
Less: Income tax expense	—	(135)	—	—	—	(135)
Net income (loss)	(224)	(224)	7	14	203	(224)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$(224)	$(224)	$7	$14	$203	$(224)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2016

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net loss attributable to Nationstar	$(224)	$(224)	$7	$14	$203	$(224)
Reconciliation of net loss to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	224	(21)	—	—	(203)	—
Noncontrolling interest	—	—	—	—	—	—
Net gain on mortgage loans held for sale	—	(367)	—	(20)	—	(387)
Reverse loan interest income	—	(170)	—	—	—	(170)
Provision for servicing reserves	—	74	—	—	—	74
Fair value changes and amortization of mortgage servicing rights	—	624	—	—	—	624
Fair value changes in mortgage loans held for sale	—	(27)	—	—	—	(27)
Fair value changes in excess spread financing	—	(42)	—	—	—	(42)
Fair value changes in mortgage servicing rights financing liability	—	11	—	—	—	11
Amortization of premiums and accretion of discount	—	(5,111)	—	5,143	—	32
Depreciation and amortization	—	19	—	12	—	31
Share-based compensation	—	9	—	3	—	12
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(771)	—	—	—	(771)
Repurchases of reverse loans assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(1,036)	—	—	—	(1,036)
Mortgage loans originated and purchased, net of fees	—	(9,027)	—	(497)	—	(9,524)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	14,452	—	(4,580)	—	9,872
Excess tax benefit (deficiency) from share based compensation	—	4	—	—	—	4
Changes in assets and liabilities:
Advances and other receivables, net	—	301	—	—	—	301
Reverse mortgage interests, net	—	1,376	—	(137)	—	1,239
Other assets	109	(395)	(7)	195	—	(98)
Payables and accrued liabilities	—	(210)	—	(7)	—	(217)
Net cash attributable to operating activities	109	(531)	—	126	—	(296)
(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2016 (Continued)

	Nationstar	Issuer (1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(19)	—	(7)	—	(26)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	1	—	—	—	1
Proceeds on sale of forward and reverse mortgage servicing rights	—	16	—	—	—	16
Net cash attributable to investing activities	—	(2)	—	(7)	—	(9)
Financing Activities
Increase in warehouse facilities	—	1,098	—	(21)	—	1,077
Decrease in advance facilities	—	(5)	—	(204)	—	(209)
Proceeds from HECM securitizations	—	(180)	—	491	—	311
Repayment of HECM securitizations	—	—	—	(362)	—	(362)
Decrease in participating interest financing in reverse mortgage interests, net	—	(286)	—	—	—	(286)
Repayment of excess spread financing	—	(95)	—	—	—	(95)
Repayment of nonrecourse debt - legacy assets	—	—	—	(8)	—	(8)
Repurchase of unsecured senior notes	—	(25)	—	—	—	(25)
Repurchase of common stock	(106)	—	—	—	—	(106)
Transfers to restricted cash, net	—	32	—	(1)	—	31
Excess tax deficiency from share based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(109)	530	—	(105)	—	316
Net increase (decrease) in cash and cash equivalents	—	(3)	—	14	—	11
Cash and cash equivalents - beginning of period	—	597	1	15		613
Cash and cash equivalents - end of period	$—	$594	$1	$29	$—	$624

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

19. Transactions with Affiliates

Nationstar enters into arrangements with Fortress, its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress.

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.5% per annum on the unpaid principal balance of the Portfolios, which was $533 and $576, at June 30, 2017 and December 31, 2016 respectively. For the three months ended June 30, 2017 and 2016, Nationstar received servicing fees and other performance incentive fees of $0.7 and $1, respectively. For the six months ended June 30, 2017 and 2016, Nationstar recognized revenue of $1 and $2 related to these servicing arrangements, respectively.

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

The fair value of the outstanding liability related to these agreements was $967 and $1,064 at June 30, 2017 and December 31, 2016, respectively. For the three months ended June 30, 2017 and 2016, Nationstar fees paid to New Residential Entity totaled $63 and $75, respectively. Fees paid to New Residential Entity totaled $127 and $152 for the six months ended June 30, 2017 and 2016, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

The fair value of the outstanding liability related to the sale agreement was $13 and $27 at June 30, 2017 and December 31, 2016, respectively. Nationstar did not enter into any additional supplemental agreements with these affiliates in 2017 and 2016.

Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company will subservice approximately $111 billion of UPB of MSRs that New Residential has agreed to purchase, including approximately $97 billion UPB of MSRs from CitiMortgage, Inc. The Company boarded $36 billion UPB loans associated with this subservicing agreement and anticipates boarding the rest of the loans throughout 2017.

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended June 30, 2017 and 2016, Nationstar recognized revenue of $6 and $2 related to these servicing arrangements, respectively. For the six months ended June 30, 2017 and 2016, Nationstar recognized revenue of $8 and $3 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant to the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.4 for these administration services during the three months ended June 30, 2017. The Company earned revenue of $1 and $0.2 for these administration services during the six months ended June 30, 2017 and 2016, respectively.

OneMain Financial Holdings, LLC
Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the three months ended June 30, 2017 and 2016, Nationstar recognized revenue of $0.2 and $0.4, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the six months ended June 30, 2017 and 2016, Nationstar recognized revenue of $1 and $1 related to these servicing arrangements, respectively.

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

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted. Certain 2016 balances were reclassified to conform with current year presentation.
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

In August 2017, Nationstar will rebrand the operating company, Nationstar Mortgage LLC, to “Mr. Cooper.” The rebrand is a representation of the journey to re-invent the customer experience to enhance customer retention.  With a continued focus on improving customer service and responding to direct customer feedback, in the last year the Company launched a new website and mobile application with user-friendly tools and features, moved its international call center operations back to the United States, and is continuously improving the customer boarding process.

The Servicing segment ended the quarter with a 7% growth in UPB, which totaled $498 billion, primarily in connection with a previously announced $111 billion UPB subservicing agreement with a subsidiary of New Residential. The Company boarded $36 billion UPB of these loans in the second quarter of 2017, and anticipates that it will complete the boarding of the remaining loans by the end of 2017. The expansion of subservicing operations further solidifies our capital light strategy and has allowed us to serve three million customers in the second quarter of 2017. The Originations segment is exploring opportunities to expand revenues beyond its existing customer base through the use of existing platforms and through other means. Xome continues to focus on increasing third-party listings from mortgage loan investors and from referrals by homeowners.

Second Quarter 2017 Highlights

Major highlights for the second quarter of 2017 include:

•	Boarded over $52,000 UPB including $38,000 UPB of subservicing

•	Achieved 4.5 basis points of adjusted Servicing profitability (5.0 basis points average for the first half of 2017)

•	Completed migration of customer service operations on-shore and created 500 jobs at our call center in Longview, Texas

•	Provided over 12,000 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payment, to 3.5%, the lowest rate in the history of the Company

•	Funded 20,336 loans totaling $4,254, which included $2,769 related to retaining customers from our servicing portfolio

•	Listed 3,074 property sales and completed 107,220 Xome service orders

•	Forsale by owner referral program ended the quarter with over 700 property listings

•	Sold the retail title division of Xome, resulting in a pre-tax gain of $8

•	Repurchased $47 unsecured debt during the quarter

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $184 as of June 30, 2017 and $489 as of December 31, 2016. Total stockholders' equity was $1,665 as of June 30, 2017 and $1,683 as of December 31, 2016. During the first two quarters of 2017, operating activities provided cash totaling $736. Cash balances decreased in the second quarter as we lowered our debt facilities in order to reduce interest costs. These facilities can be increased or decreased to align with our cash requirements . The Company continues to maintain a capital position with ratios exceeding current regulatory guidelines and believes it has sufficient liquidity to conduct its business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk. Our surplus capital and liquidity allows us to execute on our growth plans and take advantage of current market conditions.
In recent years, we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin to servicing with limited capital investment. The combination of subservicing as well as the continuing improvement in portfolio performance is expected to raise our return on equity and assets and deliver improving cash flows.

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward and reverse mortgage loans. To the extent we sell MSRs, we accelerate the recovery of the related advances. Operating efficiencies have served to mitigate and limit losses incurred in the servicing of our portfolios, and responsive cost containment measures have allowed the Company to quickly adjust cost structures with changes in revenue volumes.

We have sufficient borrowing capacity to support our operations. As of June 30, 2017, total available borrowing capacity is $6,767, of which $3,361 is unused.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues - operational	$470	$560	$935	$1,077
Revenues - MTM	(90)	(231)	(128)	(493)
Total revenues	380	329	807	584
Expenses	369	413	741	825
Other income (expenses), net	(40)	(60)	(92)	(118)
Loss before income tax	(29)	(144)	(26)	(359)
Less: Income tax benefit	(10)	(53)	(9)	(135)
Net loss	(19)	(91)	(17)	(224)
Less: Income (loss) attributable to noncontrolling interests	1	1	1	—
Net loss attributable to Nationstar	$(20)	$(92)	$(18)	$(224)
Effective tax rate	33.1%	36.6%	32.8%	37.5%

Income (loss) before income tax by operating and non-operating segments:
Servicing	$(42)	$(154)	$(16)	$(358)
Originations	53	57	78	99
Xome	17	22	30	33
Corporate and other	(57)	(69)	(118)	(133)
Consolidated loss before income tax	$(29)	$(144)	$(26)	$(359)

During the three and six months ended June 30, 2017, loss before income tax decreased due to higher total revenues and lower expenses, primarily due to improved MTM revenue adjustments and lower costs associated with cost reduction initiatives. MTM revenue improved due to greater stability of interest rates in the period. Servicing related revenues decreased primarily due to the decrease in base servicing fees which was partially offset by the increase in the subservicing fees. Revenues also declined due to lower locked origination volumes as a result of the higher interest rate environment and due to lower sales volumes of Xome's real estate market platform.

Consolidated expenses decreased in the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to volume declines in both Originations and Xome segments. Originations expenses also decreased due to continued expense focused around efficiency improvements and lower TILA RESPA Integrated Disclosure ("TRID") related expenses. Xome expenses decreased primarily due to a decline in direct vendor costs and in system transaction related fees as we migrated our operations onto our own proprietary technology.
Consolidated other income (expenses), net improved in the three and six months ended June 30, 2017 compared to the same periods in 2016. Reverse interest income and reverse interest expense increased in 2017 due to an expansion of the reverse mortgage portfolio in December 2016.

During the three and six months ended June 30, 2017, the income tax benefit declined compared to the same periods in 2016, primarily due to a decrease in the loss before income tax. The effective tax rate declined to 33.1% and 32.8% in the three and six months ended June 30, 2017 from 36.6% and 37.5% in the same periods in 2016, respectively. The decreased rate is attributable to the tax effect of permanent differences and discrete tax items, which increased in the second quarter of 2017 due to the sale of the retail title division of Xome.

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

Servicing Segment

Nationstar services both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Nationstar Mortgage and Champion Mortgage brands together service over 3 million customers with an outstanding principal balance of $498 billion. As of June 30, 2017, the outstanding principal balance consisted of approximately $462 billion in forward servicing of which $166 billion was subservicing, and $36 billion in reverse servicing.

Forward Servicing - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted accordingly each period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily consisting of MSRs acquired through flow transactions or transferred from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

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

The following table sets forth the results of operations for the Servicing segment.

Table 2. Servicing Operations	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Operational	$302	$333	$601	$650
Amortization	(66)	(78)	(127)	(143)
Other mark-to-market	(90)	(231)	(128)	(493)
Total revenues	146	24	346	14
Expenses	175	155	333	327
Total other income (expenses), net	(13)	(23)	(29)	(45)
Loss before income taxes	$(42)	$(154)	$(16)	$(358)

For the three and six months ended June 30, 2017, operational revenues decreased compared to the same periods in 2016. Base servicing fees decreased for the three and six months ended June 30, 2017 due to a decline in the forward MSR portfolio, which was partially offset by higher subservicing fees resulting from the significant growth of the subservicing portfolio as compared to the same period in 2016. Amortization for the three and six months ended June 30, 2017 decreased due to a decline in prepayments resulting from the higher interest rate environment and due to lower MSR holdings in the three and six months ended June 30, 2017 compared to the same periods in 2016. The change in the mark-to-market revenue for the three and six months ended June 30, 2017 is primarily due to the lower impact of change in interest rates for these periods when compared to the same periods in 2016.

Expenses for the three and six months ended June 30, 2017 increased from the comparable period in 2016 primarily due to one-time charges related to migration of call centers on shore, organizational restructuring costs, and an increase in reserve provision related to the reverse mortgage portfolio.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance - beginning of period	$431,825	$356,772	$434,295	$367,800
Additions:
Originations	4,256	5,094	9,154	9,405
Acquisitions	47,513	394	60,826	842
Deductions:
Dispositions	(424)	(1,426)	(2,105)	(1,436)
Principal reductions and other	(4,342)	(3,340)	(7,974)	(6,033)
Voluntary reductions (1)	(14,839)	(13,339)	(27,930)	(23,965)
Involuntary reductions (2)	(1,931)	(2,960)	(4,093)	(5,317)
Net changes in loans serviced by others	(185)	104	(300)	3
Balance - end of period	$461,873	$341,299	$461,873	$341,299

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to chargeoff of loans.

During the three and six months ended June 30, 2017, our forward servicing and subservicing portfolio's UPB grew by $27,578 and $30,048 primarily as a result of boarding our subservicing portfolios in connection with two major subservicing contracts that were boarded in the second half of 2016. An additional $36 billion UPB was boarded in the second quarter of 2017 related to an $111 billion UPB subservicing contract executed in the first quarter of 2017. Although the first half of 2017 experienced higher interest rates than the first half of 2016, payoff activity and mortgage refinancings increased due to the larger portfolio.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$230	19	$254	27	$464	19	$518	27
Modification fees	13	1	17	2	28	1	32	2
Incentive fees	8	1	6	—	15	1	15	1
Late payment fees	22	2	19	2	46	2	37	2
Other ancillary revenues	45	3	79	8	85	4	129	7
Other revenues	7	—	8	1	13	—	18	1
Total forward MSR operational revenue	325	26	383	40	651	27	749	40
Subservicing fees(2)	23	2	7	1	44	2	14	1
Reverse servicing fees	13	1	17	2	27	1	35	2
Total servicing fee revenue	361	29	407	43	722	30	798	43
Amortization
Forward MSR amortization	(105)	(8)	(134)	(14)	(207)	(9)	(246)	(13)
Excess spread accretion	40	3	56	6	82	3	103	5
Reverse MSR amortization	(1)	—	—	—	(2)	—	—	—
Total amortization	(66)	(5)	(78)	(8)	(127)	(6)	(143)	(8)
MSR financing liability costs	(19)	(2)	(26)	(3)	(39)	(2)	(53)	(3)
Excess spread costs - principal	(40)	(3)	(48)	(5)	(82)	(3)	(95)	(5)
Total operational revenue	236	19	255	27	474	19	507	27
Mark-to-Market Adjustments
MSR MTM(3)	(114)	(9)	(255)	(27)	(126)	(5)	(520)	(27)
Excess spread / financing MTM	24	2	24	3	(2)	—	27	1
Total MTM adjustments	(90)	(7)	(231)	(24)	(128)	(5)	(493)	(26)
Total revenues - Servicing	$146	12	$24	3	$346	14	$14	1

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Subservicing fee includes amounts received for loans serviced for other MSR owners, whole loans serviced for other investors and our owned whole loans.
(3) The amount of MSR MTM includes $28 and $29 associated with inactive and liquidated loans that are no longer part of the MSR portfolio for the three months ended June 30, 2017 and 2016, respectively, and $49 and $58 for the six months ended June 30, 2017 and 2016, respectively. These amounts were transferred to reserves on advances and other receivables during the first two quarters of 2017 and 2016, respectively.

Forward - As a result of the decline of the forward MSR portfolio's average UPB, base servicing fee revenue decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016. The shift between the MSR and subservicing portfolio resulted in a decline in servicing fees per average forward UPB from 27 bps and 27 bps in the three and six months ended June 30, 2016 to 19 bps and 19 bps in comparable periods in 2017, respectively. In addition, other ancillary revenues decreased during 2017 primarily due to a nonrecurring gain of approximately $17 from the 2016 purchase and sale of reverse mortgage loans acquired in connection with a clean-up call, and due to the elimination of web payment fees in 2017.

MSR prepayment and scheduled amortization decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to lower prepayments resulting from increased interest rates and due to lower MSR holdings.

Total MTM adjustments increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, also due to lower prepayments.

Subservicing - Subservicing fees increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due growth in the average UPB of subserviced portfolios $115 billion in 2017 over comparable periods in 2016. Two significant contracts were boarded in the second half of 2016 with total UPB approximating $95 billion, and a subservicing agreement was executed in January 2017 for approximately $111 billion UPB of which $36 billion UPB has been boarded as of June 30, 2017.

Reverse - Base servicing fees on reverse MSR portfolios increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse loans in December 2016.

Table 5. Servicing Portfolio - Unpaid Principal Balances	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Average UPB:
Forward MSRs - fair value	$302,243	$326,357	$306,513	$333,240
Subservicing and other (1)	154,704	23,067	137,931	22,742
Reverse MSRs - amortized costs	36,868	28,501	37,639	28,970
Total average UPB	$493,815	$377,925	$482,083	$384,952

			June 30,
			2017	2016
Ending UPB:
Forward MSRs - fair value
Agency			$217,964	$227,204
Non-agency			78,380	91,395
Total MSRs - fair value			296,344	318,599

Subservicing and other (1)
Agency			156,597	17,277
Non-agency			8,932	5,423
Total subservicing and other			165,529	22,700

Reverse loans - amortized cost
MSR			9,874	10,767
MSL			15,838	9,627
Securitized loans			10,589	7,403
Total reverse portfolio serviced			36,301	27,797
Total ending UPB			$498,174	$369,096

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	2,243	3,783	6,575	7,690
Non-HAMP modifications	5,505	6,860	11,320	13,057
Workouts	4,290	4,639	9,717	9,251
Total modification and workout units	12,038	15,282	27,612	29,998

Total modifications and workouts during the three and six months ended June 30, 2017 decreased compared to the same periods in 2016, due to the expiration of the HAMP program in December 2016. Borrowers who had requested assistance or to whom an offer of assistance has been extended, have until September 30, 2017 to finalize their modification. In December 2016, Fannie Mae and Freddie Mac announced the new Flex Modification program to provide relief for distressed borrowers. Servicers are required to implement the Flex Modification by October 1, 2017. Under this new program, the Company, as a servicer, will be eligible for financial incentives for completing modifications.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio (1)	June 30,
	2017	2016
Average loan count	2,815,303	2,106,186
Average loan amount (2)	$164,087	$160,543
Average coupon - credit sensitive (3)	4.7%	4.6%
Average coupon - interest sensitive (3)	4.2%	4.0%
60+ delinquent (% of loans) (4)	3.5%	5.7%
90+ delinquent (% of loans) (4)	3.2%	5.2%
120+ delinquent (% of loans) (4)	2.9%	4.9%
Total prepayment speed (12 month constant pre-payment rate)	14.2%	17.2%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. The Company continued to experience decreasing delinquency rates in the three and six months ended June 30, 2017, which preserves the value of our MSRs.

Servicer Ratings

Nationstar participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth Nationstar's most recent ratings for its servicing operations as of June 30, 2017.

Table 8. Servicer Ratings	Fitch	Moody's	S&P

Rating date	October 2016	May 2017	October 2016

Residential	RPS3+	Not Rated	Above Average
Master Servicer	RMS2	SQ2-	Above Average
Special Servicer	RSS3+	Not Rated	Above Average
Subprime Servicer	RPS3+	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of 1 (Strong Ability/Stability) to 5 (Weak Ability/Stability)

In May 2017, Moody’s Investor Service has upgraded the Servicer Quality assessment for the Company to SQ2- from SQ3+ as a Master Servicer of residential mortgage loans. The assessment is based on the Company’s strong reporting and remittance processes, as well as strong compliance and monitoring capabilities.

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

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Three months ended June 30,				Six months ended June 30,
	2017		2016 (1)		2017		2016 (1)
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$73	6	$62	6	$142	6	$123	6
General and administrative
Servicing support fees	40	3	36	4	76	3	76	4
Corporate and other general and administrative expenses	33	3	38	4	66	3	76	4
Foreclosure and other liquidation related expenses	24	2	13	1	39	2	41	2
Depreciation and amortization	5	—	6	1	10	—	11	1
Total general and administrative expenses	102	8	93	10	$191	8	$204	11
Total expenses - Servicing	$175	14	$155	16	$333	14	$327	17

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

Total expenses increased in the three months and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the increase in salaries, wages and benefits in 2017. The significant expansion of the subservicing portfolio in the second half of 2016, which continued into 2017, contributed to higher salaries, wages and benefits. General and administrative expenses increased in the three months ended June 30, 2017 and decreased in the six months ended June 30, 2017. The increase in expenses in the second quarter was primarily due to higher reserves on the Company's reverse mortgage portfolio and due to the costs associated with the previously announced closure of its facility in Buffalo, New York, which is scheduled for August 2017. The decrease in expenses year-to-date was due to continued cost containment measures as well as continued performance improvement in the Company's forward mortgage loan portfolio as reflected by lower delinquencies.

Though salaries, wages and benefits increased in 2017 as a result of the expansion of our subservicing portfolios, it remained stable when measured in bps of UPB due to improved portfolio performance, investments in technology and other operational improvements.

Table 10. Servicing - Other Income (Expenses), Net	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse interest income	$115	9	$85	9	$233	10	$170	9
Other interest income	8	1	2	—	10	—	2	—
Interest income	123	10	87	9	243	10	172	9

Reverse interest expense	(97)	(7)	(65)	(7)	(193)	(8)	(132)	(7)
Advance interest expense	(9)	(1)	(14)	(1)	(18)	(1)	(29)	(1)
Other interest expense	(30)	(2)	(31)	(3)	(61)	(2)	(56)	(3)
Interest expense	(136)	(10)	(110)	(11)	(272)	(11)	(217)	(11)
Total other income (expenses) - Servicing	$(13)	—	$(23)	(2)	$(29)	(1)	$(45)	(2)

Weighted average cost - advance facilities	3.1%		2.8%		3.1%		2.8%
Weighted average cost - excess spread financing	8.9%		9.0%		9.0%		9.0%

Reverse interest income and expense increased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to the expansion of reverse mortgage portfolio in December 2016 in connection with the acquisition of $3,691 UPB of securitized reverse loans and HMBS notes. Advance interest expense declined in 2017 due to the reduction of advances in 2016, which were primarily associated with sales of the related MSR, as well as portfolio performance.

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	June 30, 2017			December 31, 2016
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$217,964	$2,333	4.5%	$227,062	$2,394	4.4%
Non-agency	78,380	713	4.6%	85,014	766	4.5%
Total MSRs - fair value	296,344	3,046	4.5%	312,076	3,160	4.5%

Subservicing and other(1)
Agency	156,597	N/A	N/A	110,848	N/A	N/A
Non-agency	8,932	N/A	N/A	11,371	N/A	N/A
Total subservicing and other	165,529	N/A	N/A	122,219	N/A	N/A

Reverse portfolio - amortized cost
MSR	9,874	5	N/A	10,351	6	N/A
MSL	15,838	(50)	N/A	17,574	(48)	N/A
Securitized loans	10,589	10,604	N/A	11,015	11,033	N/A
Total reverse portfolio serviced	36,301	10,559	N/A	38,940	10,991	N/A
Total servicing portfolio unpaid principal balance	$498,174	$13,605	N/A	$473,235	$14,151	N/A

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

Table 12. Fair Value MSR Valuation	June 30, 2017			December 31, 2016
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$181,843	$1,723	95	$198,935	$1,818	91
Interest sensitive - agency	114,501	1,323	116	113,141	1,342	119
Total MSRs - fair value	$296,344	$3,046	103	$312,076	$3,160	101

The credit sensitive pool increased by 4 bps in value at June 30, 2017 compared to December 31, 2016 due to lower delinquency and foreclosure rates. The fair value of our interest sensitive portfolio decreased by 3 bps at June 30, 2017 compared to December 31, 2016 due to an increase in prepayment speeds resulting in shorter weighted-average lives for MSRs.

The following table sets forth changes in our owned forward MSR portfolio that is measured at fair value.

Table 13. MSRs - Fair Value, Roll Forward	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fair value - beginning of period	$3,168	$3,088	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	44	46	103	86
Purchases of servicing rights	8	—	13	2
Dispositions:
Sales of servicing rights (1)	2	3	2	(16)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(46)	(91)	(9)	(157)
Interest sensitive	(42)	(134)	(65)	(305)
Other changes in fair value:
Scheduled principal payments	(20)	(20)	(42)	(41)
Disposition of negative MSRs and other(2)	15	7	48	53
Prepayments
Voluntary prepayments
Credit sensitive	(45)	(54)	(89)	(97)
Interest sensitive	(27)	(47)	(50)	(77)
Involuntary prepayments
Credit sensitive	(7)	(3)	(16)	(11)
Interest sensitive	(4)	(1)	(9)	(1)
Fair value - end of period	$3,046	$2,794	$3,046	$2,794

(1) Sales in the three months ended June 30, 2017 included $2 of MSRs on nonperforming loans. Sales in the six months ended June 30, 2016 included $7 of MSRs with a negative fair value associated with nonperforming loans.
(2) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	June 30,
	2017	2016
Credit Sensitive MSRs
Discount rate	11.4%	11.6%
Weighted average prepayment speeds	15.8%	17.1%
Weighted average life of loans	5.9 years	5.5 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	11.3%	16.0%
Weighted average life of loans	6.5 years	5.0 years
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

Excess Spread Financing

As disclosed in Note 2. Mortgage Servicing Rights and Related Liabilities and Note 19. Transactions with Affiliates, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

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

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2017 and December 31, 2016 is disclosed.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 15. Excess Spread Financing	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fair value - beginning of period	$1,181	$1,161	$1,214	$1,232
Additions:
New financings	—	—	—	—
Deductions:
Settlements	(50)	(48)	(108)	(95)
Fair value changes:
Credit Sensitive	(3)	(4)	17	(14)
Interest Sensitive	(7)	(14)	(2)	(28)
Fair value - end of period	$1,121	$1,095	$1,121	$1,095

			June 30,
Assumptions			2017	2016
Weighted average prepayment speeds			14.3%	16.3%
Weighted average life of loans			6.1 years	5.5 years
Discount rate			10.8%	11.0%

Credit Sensitive
Mortgage prepayment speeds			14.9%	16.5%
Average life of mortgage loans			6.0 years	5.6 years
Discount rate			11.1%	11.4%

Interest Sensitive
Mortgage prepayment speeds			11.5%	15.2%
Average life of mortgage loans			6.3 years	5.1 years
Discount rate			9.0%	8.9%

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

Table 16. MSRs Financing Liability - Rollforward	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fair value - beginning of period	$28	$82	$27	$69
Mark-to-Market Adjustments(1)
Changes in valuation inputs or assumptions used in the valuation model	(16)	2	(15)	17
Other changes in fair value	1	(4)	1	(6)
Fair value - end of period	$13	$80	$13	$80

			June 30,
			2017	2016
Weighted Average Assumptions
Advance financing rates			3.4%	3.1%
Annual advance recovery rates			26.0%	22.6%
(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at June 30, 2017 and December 31, 2016 being advance financing rates and annual advance recovery rates. The liability value decreased in the three and six months ended June 30, 2017 primarily due to the higher advance recovery rates we experienced during the three months ended June 30, 2017.
The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	June 30,
	2017	2016
Owned forward servicing portfolio - unencumbered	$78,178	$94,352
Owned forward servicing portfolio - encumbered	218,166	224,247
Subserviced forward servicing portfolio and other	165,529	22,700
Total unpaid principal balance	$461,873	$341,299

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

Table 18. Reverse - Mortgage Portfolio Characteristics	June 30, 2017	December 31, 2016
Loan count	223,861	233,207
Ending unpaid principal balance	$36,301	$38,940
Average loan amount (1)	$162,157	$166,975
Average coupon	3.7%	3.4%
Average borrower age	78	78
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

Each quarter, the Company accretes the MSR to service related revenue, net as the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment or increased servicing obligations, if any, represent the excess of amortized carrying values of an individual stratum over its estimated fair value and is recognized to general and administration expense. Based on our assessment, the MSL obligation was increased by $2 and no impairment was required for the MSR as of June 30, 2017.

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

Table 19. Originations - Operations	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$158	$186	$299	$349
Expenses	103	130	220	253
Other income (expenses), net	(2)	1	(1)	3
Income before income tax expense	$53	$57	$78	$99
Income before taxes margin	33.5%	30.6%	26.1%	28.4%

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$158	$186	$299	$349
Pull through adjusted lock volume	$4,200	$5,206	$8,008	$9,802
Revenue basis points(1)	3.76%	3.57%	3.73%	3.56%

Expenses	$103	$130	$220	$253
Funded volume	$4,254	$5,204	$8,887	$9,445
Expenses basis points(2)	2.42%	2.50%	2.48%	2.68%

Margin	1.34%	1.07%	1.25%	0.88%

(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

Although income before income tax expense decreased for both the three and six months ended June 30, 2017 as compared to the same periods in 2016, earnings margins significantly improved during 2017. Second quarter and year-to-date 2017 improvements were attributable to stronger alignment of pull through volumes, which drive revenues, and funded volumes, which drive expenses. Year-to-date improvements were partially offset by lower first quarter margins as funded volumes exceeded locked volumes during the first quarter of 2017. Revenue basis points for the second quarter and year-to-date 2017 over 2016 improved due to stronger gains on sales. Expense basis points in 2017 improved over 2016 due to increased productivity, cost reduction initiatives and non-recurring TRID related expenses that were incurred in the first half of 2016.

To mitigate the impact from the volatility in interest rates, our Originations segment plans to continue to expand our current service offerings, including further penetration into purchase recapture, as well as invest in technology initiatives to improve overall customer experience and employee productivity.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service related, net - Originations	$15	$15	$31	$31
Net gain on mortgage loans held for sale
Gain on loans originated and sold	106	121	204	217
Fair value adjustment on loans held for sale	(10)	4	10	27
Mark-to-market on locks and commitments(1)	(10)	8	(22)	24
Mark-to-market on derivative/hedges	16	(9)	(24)	(31)
Capitalized servicing rights	40	47	97	82
Provision of repurchase reserves, net of release	1	—	3	(1)
Total net gain on mortgage loans held for sale	143	171	268	318
Total revenues - Originations	$158	$186	$299	$349

Key Metrics
Consumer direct lock pull through adjusted volume ($) (2)	$2,769	$3,291	$5,463	$6,259
Other lock pull through adjusted volume ($) (2)	1,431	1,915	2,545	3,543
Total pull through adjusted volume	$4,200	$5,206	$8,008	$9,802
Funded volume	$4,254	$5,204	$8,887	$9,445
Funded HARP volume	$937	$1,143	$2,160	$2,371
Recapture percentage	24.2%	28.6%	28.0%	30.1%
Purchase percentage of funded volume	28.6%	26.2%	24.2%	25.7%
Value of capitalized servicing	96 bps	91 bps	106 bps	93 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Pull through adjusted volume represents the expected fundings from locks taken during the period.

During the three and six months ended June 30, 2017, total revenues decreased as compared to the same periods in 2016 primarily due to lower locked volume. The volume decrease was attributable to increases in interest rates (10 Year Treasury, as measured by the average over the respective quarter, increased from 1.9% and 1.8% during the first and second quarters of 2016, respectively, to 2.4% and 2.3% in the first and second quarters of 2017, respectively), which drove lower demand for refinance loans.

Table 21. Originations - Expenses	Three months ended June 30,		Six months ended June 30,
	2017	2016 (1)	2017	2016 (1)
Salaries, wages and benefits	$59	$74	$129	$145
General and administrative
Loan origination expenses	13	19	33	36
Corporate and other general and administrative expenses	14	17	26	39
Marketing and professional service fee	14	17	27	27
Depreciation and amortization	3	3	5	6
Total general and administrative	44	56	91	108
Total expenses - Originations	$103	$130	$220	$253

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits, and operational expenses were reclassified between segments to conform to current year allocation methods.

For the three and six months ended June 30, 2017, total expenses decreased 21% and 13% as compared to the same periods in 2016, primarily due to continued expense reductions resulting from lower volumes, as well as efficiency improvements and lower TRID related expenses. The volume related reductions were partially offset by exit and restructuring costs incurred during the six months ended June 30, 2017 which allowed better alignment of costs with its current operations. The restructuring included $1 of severance expense included in salaries, wages and benefits and $3 of exit costs associated with the restructuring of its leases included in corporate and other general and administrative expenses. Additional cost improvements were realized in loan origination expenses due to stronger underwriting and lower Truth-In-Lending disclosure expenses.

Table 22. Originations - Other Income (Expenses), Net	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income	$11	$16	$25	$31
Interest expense	(13)	(15)	(26)	(28)
Other income, net - Originations	$(2)	$1	$(1)	$3

Weighted average note rate - mortgage loans held for sale	4.2%	3.9%	4.2%	4.0%
Weighted average cost of funds (excluding facility fees)	3.5%	2.9%	3.4%	2.9%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

For the three and six months ended June 30, 2017, interest income decreased compared to the same periods in 2016 primarily due to lower volume of loans originated in 2017. For the three and six months ended June 30, 2017, interest expense also decreased as compared to the same periods in 2016 due to lower financed amounts in response to lower origination activities. Net interest yields decreased in 2017 due to a correction of misallocated interest charges between segments, which totaled $1 and $2 for the three and six months ended June 30, 2017, respectively.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Repurchase reserves - beginning of period	$15	$26	$18	$26
Provision, net of release	(1)	—	(3)	1
Charge-offs	—	—	(1)	(1)
Repurchase reserves - end of period	$14	$26	$14	$26

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

The Company continued to experience improvements in loss rates in 2017 due to stronger underwriting standards and due to the expiring repurchase obligations including higher risk loans associated with the mortgage loan crisis prior to 2008. Accordingly, these lower loss rates have resulted in an overall reduction of reserve balances for the first half of 2017 as repurchase liabilities expire with loss rates below provisioned levels. The Company believes its reserve balances as of June 30, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

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

Services revenue is comprised of title, escrow and collateral valuation services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, we believe significant opportunities still exist with respect to penetration of current and new customers.

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and mobile apps, giving customers instant access to over 97% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. SaaS also includes our technology and corporate support groups.

Table 24. Xome - Operations	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$76	$119	$161	$220
Expenses	67	97	139	187
Other income (expenses)	8	—	8	—
Income before income tax expense	$17	$22	$30	$33
Income before taxes margin - Xome	22.4%	18.5%	18.6%	15.0%

Pretax earnings decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to the decline in Exchange and Services revenues driven by lower volume of property sales and completed services orders, partially offset by a decrease in personnel-related expenses and direct vendor costs due to a decline in order volumes. In addition, Xome sold its retail title division in June 2017 and recorded a gain of $8 to other income (expenses).

Table 25. Xome - Revenues	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Exchange	$27	$47	$58	$83
Services	41	63	88	120
SaaS	8	9	15	17
Total revenues - Xome	$76	$119	$161	$220

Key Metrics
Property listings sold	3,074	5,406	6,488	9,571
REO listings at period end	4,174	5,972	4,174	5,972
Xome services completed orders	107,220	147,336	226,970	308,675
Percentage of revenue earned from third party customers	35.4%	37.0%	37.4%	36.6%

Exchange revenues decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to a decline in property sales. The reduction in sales volume was primarily due to a decrease in REO listings as our sales outflow outpaced our referral inflow, though on a lower pace than previous quarters as inflows from third parties has increased.

Services revenues decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to a decrease in national and retail title and escrow services and collateral valuation services. Our national and retail title and escrow services revenue was adversely impacted by the higher interest rate environment in the three and six months ended June 30, 2017 as compared to the same periods in 2016 leading to a decline in order volume. In addition, Xome sold its retail title division at the beginning of June 2017. Revenue from collateral valuation services decreased primarily due to a decrease in the delinquency rate of Nationstar's servicing portfolio and termination of a nonprofitable client relationship in third quarter of 2016. Certain valuation products are ordered after a defined delinquency period.

Table 26. Xome - Expenses	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Salaries, wages and benefits	$34	$45	$71	$88
General and administrative
Operational expenses	28	46	59	87
Depreciation and amortization	3	6	7	12
Loss on impairment of assets	2	—	2	—
Total general and administrative	33	52	68	99
Total expenses - Xome	$67	$97	$139	$187
Salaries, wages and benefits expenses decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, driven by a decrease in headcount, the sale of our retail title division and a decline in acquisition related expenses which occurred in the first half of 2016. The decrease in operational expenses was driven by a decline in direct vendor costs in conjunction with the decrease in revenues as well as a decrease in system transaction related fees as we completed the migration of our operations off of third-party platforms onto our own proprietary technology. Depreciation and amortization decreased primarily due to the migration to the new auction platform in the second half of 2016. In 2017, the Company recorded an impairment charge of $2 related to software and hardware for technology assets no longer being developed.

Corporate and Other

Table 27. Corporate and Other - Operations	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$—	$—	$1	$1
Expenses	24	31	49	58
Other income (expenses), net	(33)	(38)	(70)	(76)
Loss before income tax benefit - Corporate and Other	$(57)	$(69)	$(118)	$(133)

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

Table 28. Legacy Portfolio	June 30, 2017	December 31, 2016
Performing - UPB	$166	$167
Nonperforming (90+ delinquency) - UPB	37	49
REO - estimated fair value	1	3
Total legacy portfolio	$204	$219

Table 29. Corporate and Other - Expenses	Three months ended June 30,		Six months ended June 30,
	2017	2016 (1)	2017	2016 (1)
Salaries, wages and benefits	$16	$13	$30	$23
General and administrative
Operational expenses	4	17	12	33
Depreciation and amortization	4	1	7	2
Total general and administrative	8	18	$19	$35
Total expenses - Corporate and Other	$24	$31	$49	$58

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

Total expenses decreased in the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to lower operational expenses, partially offset by higher salaries, wages and benefits expense and depreciation and amortization expense. The increase in salaries, wages and benefits in both the three and six months ended June 30, 2017 when compared to 2016 was primarily due to higher headcount in certain corporate functions which replaced previously outsourced positions and also due to the expansion of the Company's offshore shared services. Operational expenses decreased in three and six months ended June 30, 2017 due to larger intersegment allocation charges of the offshore salaries to its business segments. Expense decreases were also realized due to cost containment initiatives across corporate functions which included improved legal expenses, lower marketing costs associated with brand spending, and efficiencies realized in the management of the Company's legacy portfolio. These savings were partially offset by higher technology costs. Depreciation and amortization costs increased during the three and six months ended June 30, 2017 due to the Company's growth in its network platforms and development of the Company's new website which launched in December 2016.

Table 30. Corporate and Other - Other Income (Expenses), Net	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income, legacy portfolio	$5	$4	$10	$7
Interest expense, legacy portfolio	(1)	(1)	(3)	(5)
Interest expense on unsecured senior notes	(36)	(39)	(73)	(76)
Other interest, net	—	(2)	(2)	(2)
Total interest expense	(32)	(38)	(68)	(76)
Other income (expense)	(1)	—	(2)	—
Other income (expenses), net - Corporate and Other	$(33)	$(38)	$(70)	$(76)

Weighted average cost - unsecured senior notes	7.4%	7.3%	7.4%	7.3%

Other income (expenses), net includes interest expense associated with our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes which was previously used for supporting Servicing activities. Overall, total other income (expenses), net in 2017 was comparable with 2016. The Company experienced a decrease in interest expense on unsecured senior notes due to repurchases of debt.

Changes in Financial Position

Table 31. Assets	June 30, 2017	December 31, 2016	% Change
Cash and cash equivalents	$184	$489	(62.4)%
Mortgage servicing rights	3,051	3,166	(3.6)%
Advances and other receivables, net	1,594	1,749	(8.9)%
Reverse mortgage interests, net	10,604	11,033	(3.9)%
Mortgage loans held for sale	1,543	1,788	(13.7)%
Other	1,301	1,368	(4.9)%
Total assets	$18,277	$19,593	(6.7)%

Total assets as of June 30, 2017 decreased by $1,316 or 6.7% compared with December 31, 2016 primarily due to the decrease in cash and cash equivalents, advances and other receivables, reverse mortgage interests and mortgage loans held for sale. Cash and cash equivalents decreased $305 primarily due to a strategic decision to utilize cash and cash equivalents to reduce overall interest expense. Advances and other receivables decreased $155 primarily due to stronger recoveries of escrow advances in 2017. Mortgage loans held for sale decreased $245 due to lower volume of originated loans given the higher interest rate environment. Reverse mortgage interests declined $429 primarily due to loan liquidation proceeds in excess of new advances on underlying HECM loans.

Table 32. Liabilities and Stockholders' Equity	June 30, 2017	December 31, 2016	% Change
Unsecured senior notes, net	$1,899	$1,990	(4.6)%
Advance facilities, net	881	1,096	(19.6)%
Warehouse facilities, net	2,523	2,421	4.2%
MSR related liabilities - nonrecourse at fair value	1,134	1,241	(8.6)%
Other nonrecourse debt, net	8,997	9,631	(6.6)%
Other liabilities	1,178	1,531	(23.1)%
Total liabilities	16,612	17,910	(7.2)%
Total stockholders' equity attributable to Nationstar	1,658	1,677	(1.1)%
Noncontrolling interest	7	6	16.7%
Total liabilities and stockholders' equity	$18,277	$19,593	(6.7)%

Stockholders' equity at June 30, 2017 was comparable with December 31, 2016. Within liabilities, the advance facilities decreased as the portfolio balance continues to decline due to the repayments of loans. Other nonrecourse debt decreased by $634 primarily due to collections on participating interests in HMBS and repayments of HECM loans.

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

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings and repurchases or redemptions of outstanding indebtedness; (vi) payments for acquisitions of MSRs; (vii) scheduled and unscheduled draws on our serviced reverse residential mortgage loans; and (viii) payment of our marketing and technology expenses.

The Company owns and services reverse mortgage loan portfolios with a UPB of $36,301 as of June 30, 2017, which includes $9,874 of reverse MSRs, $15,838 of reverse MSLs and $10,589 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. The Company securitizes its holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

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

Entering 2017, the Company continued to expand its subservicing portfolios in order to grow its operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. In January 2017, the Company executed a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company will subservice approximately $111 billion UPB, primarily comprised of MSRs that New Residential has agreed to purchase from CitiMortgage. The Company has boarded approximately $36 billion UPB of these loans in the second quarter of 2017 and anticipates boarding the remaining loans before year end.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Six months ended June 30,
	2017	2016
Originations net sales activities	$513	$(423)
Cash provided by operating profits and changes in working capital and other assets	223	127
Net cash attributable to operating activities	$736	$(296)

Origination net sales activities generated cash inflow of $513 during the six months ended June 30, 2017 compared to cash outflow of $423 in the same period in 2016. The increase in originations activities in 2017 compared to 2016 is primarily due to higher proceeds of $219 on the sales of previously originated loans, lower funded loan volumes of $558, and lower purchases of loans from the Ginnie Mae securitization trusts. Cash flows from other operating activities included $1,054 of increased proceeds from the liquidation of reverse mortgage loans net of advance draws. The reverse mortgage proceeds were used for repayment of HECM securitized debt and participating interest financings and were also used to purchase reverse loan assets out of Ginnie Mae securitization trusts, which utilized an additional $622 in 2017.

Table 34. Investing Cash Flows	Six months ended June 30,
	2017	2016
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(13)	$1
Proceeds on sale of forward and reverse mortgage service rights	(2)	16
Proceeds on sale of assets	16	—
All other	(25)	(26)
Net cash attributable to investing activities	$(24)	$(9)

Our investing activities used $24 and $9 during the six months ended June 30, 2017 and 2016, respectively. The change in investing activities is primarily due to the sale of Xome's retail title division in June 2017 and $13 purchase of forward mortgage servicing rights. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between periods.

Table 35. Financing Cash Flow	Six months ended June 30,
	2017	2016
Payment of advance facilities	$(214)	$(209)
Warehouse facilities	100	1,077
Payment of senior unsecured notes and nonrecourse debt	(110)	(38)
Excess spread and MSR liability financing	(108)	(95)
Decrease in participating interest financing in reverse mortgage interests	(771)	(286)
HECM securitizations	132	(51)
Repurchase of common stock	—	(106)
Restricted cash activity	(36)	31
All other	(10)	(7)
Net cash attributable to financing activities	$(1,017)	$316

Our financing activities used $1,017 and provided $316 during the six months ended June 30, 2017 and 2016, respectively. Advance facilities declined by $214 in 2017 consistent with recoveries in advance balances. Borrowings from warehouse facilities decreased in 2017 primarily due to lower volume of loan origination activities and due to initiatives in the second quarter of 2017 to reduce interest costs.
Financing costs associated with the reverse mortgage interests declined by $485 in 2017, consistent with the net recovery of the reverse mortgage interest balances. During the six months ended June 30, 2017 the Company issued HMBS under a new trust for total proceeds of $308. In January 2016, the Company collapsed a HECM trust and issued HMBS under a new trust. Proceeds from the securitization less scheduled pay downs and amounts incurred to settle the collapsed trust resulted in net cash inflow of $132 and net cash outflow of $51 during the six months ended June 30, 2017 and 2016, respectively.
Financings from equity transactions resulted in the 2016 repurchase of common shares of approximately $106 under the previously authorized share repurchase programs of $250. This program was subsequently replaced by a new share repurchase program of $100 in January 2017. No shares were repurchased during the six months ended June 30, 2017.

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2017, the Company is in compliance with its financial covenants.

Seller/Servicer Financial Requirements
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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8, Indebtedness and Note 14, Capital Requirements for additional information. As of June 30, 2017, Nationstar is in compliance with its seller/servicer financial requirements.

Table 36. Debt	June 30, 2017	December 31, 2016
Advance facilities, net	$881	$1,096
Warehouse facilities, net	2,523	2,421
Unsecured senior notes, net	1,899	1,990

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At June 30, 2017, unsecuritized borrow draws totaled $104 and our maximum unfunded advance obligation related to these reverse mortgage loans was $4,095.

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

Table 37. Contractual Maturities - Unsecured Senior Notes

As of June 30, 2017, the expected maturities of Nationstar's Unsecured Senior Notes based on contractual maturities are presented below:

Year Ending December 31,	Amount
2017	$—
2018	366
2019	345
2020	400
2021	595
Thereafter	206
Unsecured senior notes	1,912
Unamortized debt issuance costs	(13)
Unsecured senior notes, net	$1,899

Contractual Obligations

As of June 30, 2017, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies since December 31, 2016 except that the Company updated its policy on advances and other receivables to include more detailed description of its position on write-offs of advance balances.

Nationstar records reserves for advances and other receivables and evaluates the sufficiency of such reserves through consideration of both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counter parties. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at June 30, 2017 are within acceptable ranges based on the materiality of the Company's financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2017.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have experienced an increase in regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters. For example, we recently entered into a consent order with the CFPB for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act.

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

Item 2. Issuer Purchases of Equity Securities

Nationstar's Board of Directors has approved the repurchase of up to $100 of the Company's common stock from January 1, 2017 through December 31, 2017. During the six months ended June 30, 2017, no shares of our common stock under the share repurchase program were repurchased.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
April 1, 2017 - April 30, 2017	—		$—	—	$100
May 1, 2017 - May 31, 2017	—		$—	—	$100
June 1, 2017 - June 30, 2017	66	(1)	$16.77	—	$100
Total	66			—

(1) In the second quarter of 2017, 66 thousand shares of common stock were surrendered at an average price of $16.77 per share to Nationstar by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

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

NATIONSTAR MORTGAGE HOLDINGS INC.

August 7, 2017	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 7, 2017	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X