Form 10-Q
period 2017-09-30
Nationstar Mortgage Holdings Inc.
filed 2017-11-08
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of October 31, 2017 was 97,726,450.

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$224	$489
Restricted cash	356	388
Mortgage servicing rights, $2,956 and $3,160 at fair value, respectively	2,961	3,166
Advances and other receivables, net of reserves of $253 and $184, respectively	1,625	1,749
Reverse mortgage interests, net of reserves of $88 and $131, respectively	10,299	11,033
Mortgage loans held for sale at fair value	1,646	1,788
Mortgage loans held for investment, net	143	151
Property and equipment, net of accumulated depreciation of $156 and $118, respectively	127	136
Derivative financial instruments at fair value	76	133
Other assets	547	560
Total assets	$18,004	$19,593

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$1,873	$1,990
Advance facilities, net	797	1,096
Warehouse facilities, net	2,774	2,421
Payables and accrued liabilities	1,188	1,470
MSR related liabilities - nonrecourse at fair value	1,066	1,241
Mortgage servicing liabilities	53	48
Derivative financial instruments at fair value	7	13
Other nonrecourse debt, net	8,569	9,631
Total liabilities	16,327	17,910
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,127	1,122
Retained earnings	690	701
Treasury shares at cost -12,192 thousand and 12,418 thousand shares, respectively	(148)	(147)
Total Nationstar stockholders' equity	1,670	1,677
Noncontrolling interest	7	6
Total stockholders' equity	1,677	1,683
Total liabilities and stockholders' equity	$18,004	$19,593
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Service related, net	$252	$310	$748	$507
Net gain on mortgage loans held for sale	154	232	465	619
Total revenues	406	542	1,213	1,126
Expenses:
Salaries, wages and benefits	183	211	557	613
General and administrative	185	196	552	619
Total expenses	368	407	1,109	1,232
Other income (expenses):
Interest income	157	103	435	313
Interest expense	(181)	(165)	(557)	(493)
Other income (expenses)	(2)	(2)	4	(2)
Total other income (expenses), net	(26)	(64)	(118)	(182)
Income (loss) before income tax expense (benefit)	12	71	(14)	(288)
Less: Income tax expense (benefit)	5	29	(4)	(106)
Net income (loss)	7	42	(10)	(182)
Less: Net income (loss) attributable to non-controlling interests	—	(3)	1	(3)
Net income (loss) attributable to Nationstar	$7	$45	$(11)	$(179)

Net income (loss) per common share attributable to Nationstar:
Basic	$0.07	$0.46	$(0.11)	$(1.78)
Diluted	$0.07	$0.46	$(0.11)	$(1.78)

Weighted average shares of common stock outstanding (in thousands):
Basic	97,706	97,461	97,685	100,524
Dilutive effect of stock awards	988	893	—	—
Diluted	98,694	98,354	97,685	100,524
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	108,000	$1	$1,105	$682	$(30)	$1,758	$9	$1,767
Shares issued (surrendered) under incentive plan, net	87	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	18	—	—	18	—	18
Excess tax deficiency from share based compensation	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(10,589)	—	—	—	(114)	(114)	—	(114)
Net loss	—	—	—	(179)	—	(179)	(3)	(182)
Balance at September 30, 2016	97,498	$1	$1,119	$503	$(147)	$1,476	$6	$1,482

Balance at December 31, 2016	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued (surrendered) under incentive plan, net	226	—	(3)	—	(1)	(4)	—	(4)
Share-based compensation	—	—	13	—	—	13	—	13
Dividends to noncontrolling interests	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(11)	—	(11)	1	(10)
Balance at September 30, 2017	97,723	$1	$1,127	$690	$(148)	$1,670	$7	$1,677

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Nine months ended September 30,
	2017	2016
Operating Activities
Net loss attributable to Nationstar	$(11)	$(179)
Adjustments to reconcile net loss to net cash attributable to operating activities:
Net income (loss) attributable to non-controlling interest	1	(3)
Net gain on mortgage loans held for sale	(465)	(619)
Reverse mortgage loan interest income	(368)	(251)
(Gain) loss on sale of assets	(8)	2
Provision for servicing reserves	113	101
Fair value changes and amortization of mortgage servicing rights	361	778
Fair value changes in excess spread financing	—	(74)
Fair value changes in mortgage servicing rights financing liability	(7)	(2)
Amortization of premiums and accretion of discounts	63	48
Depreciation and amortization	44	48
Share-based compensation	13	18
Other losses	5	—
Repurchases of forward loan assets out of Ginnie Mae securitizations	(943)	(1,138)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	(2,468)	(1,609)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	(14,002)	(15,063)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	15,472	16,268
Excess tax (deficiency) benefit from share-based compensation	(1)	4
Changes in assets and liabilities:
Advances and other receivables, net	55	504
Reverse mortgage interests, net	3,494	2,022
Other assets	(17)	(136)
Payables and accrued liabilities	(284)	(139)
Net cash attributable to operating activities	1,047	580

Investing Activities
Property and equipment additions, net of disposals	(34)	(49)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(28)	(36)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	16	—
Proceeds on sale of forward and reverse mortgage servicing rights	25	25
Proceeds on sale of assets	16	—
Net cash attributable to investing activities	(5)	(60)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Nine months ended September 30,
	2017	2016
Financing Activities
Increase in warehouse facilities	351	718
Decrease in advance facilities	(298)	(458)
Proceeds from issuance of HECM securitizations	701	724
Repayment of HECM securitizations	(484)	(624)
Proceeds from issuance of participating interest financing in reverse mortgage interests	437	337
Repayment of participating interest financing in reverse mortgage interests	(1,730)	(817)
Repayment of excess spread financing	(168)	(146)
Repayment of nonrecourse debt – legacy assets	(12)	(12)
Repurchase of unsecured senior notes	(122)	(29)
Repurchase of common stock	—	(114)
Transfers from restricted cash, net	38	—
Excess tax deficiency from share based compensation	—	(4)
Surrender of shares relating to stock vesting	(4)	(3)
Debt financing costs	(11)	(10)
Dividends to noncontrolling interests	(5)	—
Net cash attributable to financing activities	(1,307)	(438)
Net (decrease) increase in cash and cash equivalents	(265)	82
Cash and cash equivalents - beginning of period	489	613
Cash and cash equivalents - end of period	$224	$695

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$577	$510
Net cash paid for income taxes	$92	$29
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

The Company describes its significant accounting policies in Note 2 of the notes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, no significant changes were made to those accounting policies except that the Company updated its policy on advances and other receivables to include more detailed description of its position on write-offs of advance balances. Nationstar records reserves for advances and other receivables and evaluates the sufficiency of such reserves through consideration of both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicers and other counterparties. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company’s assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

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

Recent Accounting Guidance Adopted
Effective January 1, 2017, the Company prospectively adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification of cash flows. Amendments related to accounting for excess tax benefits or deficiencies have been adopted prospectively, resulting in the recognition of $1 of excess tax deficiencies within income tax expense rather than additional paid in capital for the nine months ended September 30, 2017. The impact on diluted earnings per share is $0.01 per share for the period. Excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows. This change has been applied prospectively in accordance with ASU 2016-09 and prior periods have not been adjusted. The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with our servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate technology and support. We have performed a preliminary review of the new guidance as compared to our current accounting policies and are currently evaluating all services rendered to our customers as well as underlying contracts to determine the impact of this standard to our revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, through our review, we have identified one service offering (Services and Software as a Service) under the Xome operating segment that is within the scope of ASC 606. Although revenue recognition may be impacted to some degree for this service offering, we do not anticipate the impact to be materially different from the current revenue recognition processes. Our implementation efforts to date include identification of revenue streams within the scope of the guidance, and we are in the process of reviewing revenue contracts to assess the impact at a customer level. The Company expects to adopt the standard in the first quarter of 2018 with a cumulative effect adjustment to opening retained earnings, as necessary.

Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements and to its debt covenants and capitalization requirements.
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

2. Mortgage Servicing Rights ("MSRs") and Related Liabilities

The following table sets forth the carrying value of Nationstar's MSRs and the related liabilities.

MSRs and Related Liabilities	September 30, 2017	December 31, 2016
Forward MSRs - fair value	$2,956	$3,160
Reverse MSRs - amortized cost	5	6
Mortgage servicing rights	$2,961	$3,166

Mortgage servicing liabilities - amortized cost	$53	$48

Excess spread financing - fair value	$1,046	$1,214
Mortgage servicing rights financing liability - fair value	20	27
MSR related liabilities (nonrecourse)	$1,066	$1,241

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

The following table sets forth the activities of forward MSRs during the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
Forward MSRs - Fair Value	2017	2016
Fair value - beginning of period	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	151	142
Purchases of servicing rights	30	39
Dispositions:
Sales of servicing assets	(24)	(24)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(113)	(494)
Other changes in fair value	(248)	(296)
Fair value - end of period	$2,956	$2,725

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment. During the nine months ended September 30, 2017 the Company sold $2,920 in unpaid principal balance ("UPB") of forward MSRs, of which none was retained by the Company as subservicer. In August 2017, the Company entered into a special arrangement where the Company sold $26 MSRs and subsequently purchased back $8 MSRs. In connection with the transaction, the Company used the proceeds to pay down $9 excess spread financing liabilities. In addition, during the second quarter of 2017, the Company sold forward MSR with a negative balance of $2 associated with the cost to dispose of nonperforming loan portfolio. During the nine months ended September 30, 2016, $4,560 in UPB of forward MSRs was sold and the Company was retained as the subservicer for $3,507 UPB of the sold MSRs collateralized by assets.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made on the date of acquisition, subsequent changes are not made.

Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors. Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors.

The following table provides a breakdown of credit and interest sensitive UPBs for Nationstar's forward owned MSRs.

Forward MSRs - Sensitivity Pools	September 30, 2017		December 31, 2016
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$174,318	$1,640	$198,935	$1,818
Interest sensitive	114,132	1,316	113,141	1,342
Total	$288,450	$2,956	$312,076	$3,160

Nationstar used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

Credit Sensitive	September 30, 2017	December 31, 2016
Discount rate	11.4%	11.6%
Total prepayment speeds	15.4%	15.4%
Expected weighted-average life	5.6 years	6.0 years

Interest Sensitive
Discount rate	9.2%	9.3%
Total prepayment speeds	11.3%	10.7%
Expected weighted-average life	6.5 years	6.8 years

The following table shows the hypothetical effect on the fair value of the forward MSRs fair value when applying certain unfavorable variations of key assumptions to these assets at September 30, 2017 and December 31, 2016.

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2017
Mortgage servicing rights	$(106)	$(205)	$(122)	$(235)
December 31, 2016
Mortgage servicing rights	$(114)	$(221)	$(117)	$(224)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
Nationstar owns the right to service certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $36,412 and $38,940 as of September 30, 2017 and December 31, 2016, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities ("MSLs") for the nine months ended September 30, 2017 and 2016. Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management's assessment at September 30, 2017, no impairment was required to be recorded for reverse MSRs.

	Nine months ended September 30,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Reverse MSRs and Liabilities - Amortized Cost
Balance - beginning of period	$6	$48	$9	$25
Increase in MSL(1)	—	6	—	—
Amortization/accretion	(1)	(1)	(2)	(14)
Balance - end of the period	$5	$53	$7	$11
Fair value - end of period	$5	$9	$25	$2

(1) The Company executed an asset purchase agreement in December 2016 with a large financial institution, acquiring the servicing rights related to a $9,305 UPB reverse loan portfolio of HECM loans owned by a GSE. In connection with the acquisition, the Company recorded a $17 MSL reflecting the fair value associated with this reverse servicing portfolio on the date of acquisition. In September 2017, the Company executed another mortgage servicing rights purchase agreement to acquire servicing rights on a reverse mortgage portfolio of $747 UPB.

Excess Spread Financing - Fair Value
To finance the acquisition of certain forward MSRs on various forward loan pools ("Portfolios"), Nationstar has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). Nationstar sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. Nationstar retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. Nationstar continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

The range of key assumptions used in Nationstar's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
September 30, 2017
Low	6.7%	4.3	8.5%	7.1%
High	21.1%	6.8	14.1%	30.0%
Weighted-average	13.9%	5.9	10.8%	18.8%
December 31, 2016
Low	6.1%	4.1	8.5%	6.7%
High	21.2%	8.5	14.1%	29.8%
Weighted-average	13.9%	6.3	10.8%	19.0%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities at September 30, 2017 and December 31, 2016.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
September 30, 2017
Excess spread financing	$39	$81	$36	$75
December 31, 2016
Excess spread financing	$49	$101	$41	$85

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

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

Mortgage Servicing Rights Financing Assumptions	September 30, 2017	December 31, 2016
Advance financing rates	3.5%	3.2%
Annual advance recovery rates	23.3%	23.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Three months ended September 30,		Nine months ended September 30,
Servicing Revenue	2017	2016	2017	2016
Contractually specified servicing fees(1)	$251	$254	$759	$786
Other service-related income(1)	44	67	142	214
Incentive and modification income(1)	19	35	63	82
Late fees(1)	22	20	67	57
Reverse servicing fees	16	11	43	46
Mark-to-market(2)	(48)	(9)	(176)	(502)
Counterparty revenue share(3)	(53)	(75)	(174)	(223)
Amortization, net of accretion(4)	(60)	(92)	(187)	(235)
Total servicing revenue	$191	$211	$537	$225

(1) Amounts include subservicing related revenues.
(2) Mark-to-market includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $20 and $27 for the three months ended September 30, 2017 and 2016, respectively, and $69 and $85 for the nine months ended September 30, 2017 and 2016, respectively.
(3) Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(4) Accretion was $41 and $46 for the three months ended September 30, 2017 and 2016, respectively, and $123 and $149 for the nine months ended September 30, 2017 and 2016, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	September 30, 2017	December 31, 2016
Servicing advances	$1,489	$1,614
Receivables from agencies, investors and prior servicers	389	319
Reserves	(253)	(184)
Total advances and other receivables, net	$1,625	$1,749

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
The Company estimates and records an asset for estimated recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $139 and $94 for the Company's forward loan portfolio at September 30, 2017 and December 31, 2016, respectively.
The activity of the reserves for advances and other receivables is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Advances and Other Receivables Reserves	2017	2016	2017	2016
Balance - beginning of period(1)	$236	$238	$184	$163
Provision and other additions(2)	30	37	106	126
Write-offs	(13)	(95)	(37)	(109)
Balance - end of period	$253	$180	$253	$180

(1) Beginning reserve balance as of January 1, 2016 was updated to reflect the reclassification of reserves for advances and other receivables from the MSR.
(2) A provision of $20 and $27 was recorded through the MTM adjustment in service related revenues for the three months ended September 30, 2017 and 2016, respectively, and $69 and $85 for the nine months ended September 30, 2017 and 2016, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consist of the following.

	September 30, 2017	December 31, 2016
Participating interests in HMBS	$7,573	$8,839
Other interests securitized	985	753
Unsecuritized interests	1,829	1,572
Reserves	(88)	(131)
Total reverse mortgage interests, net	$10,299	$11,033

Participating interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. During the nine months ended September 30, 2017, a total of $416 in UPB was transferred to Ginnie Mae and securitized. Also, during the nine months ended September 30, 2017, the Company repurchased $3,270 of HECM loans that reached 98% maximum claim amount which will be assigned to HUD or a third party.

Other interests securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS; these reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the nine months ended September 30, 2017, a total of $747 UPB was securitized through Trust 2017-1 and Trust 2017-2 and $307 UPB was collapsed through Trust 2015-2 and Trust 2016-1. Refer to Other Nonrecourse Debt in Note 8, Indebtedness for additional information.

Unsecuritized interests
Unsecuritized interests in reverse mortgages consist of the following.

	September 30, 2017	December 31, 2016
Repurchased HECM loans	$1,407	$1,000
HECM related receivables	291	301
Funded borrower draws not yet securitized	113	236
Foreclosed assets	18	35
Total unsecuritized interests	$1,829	$1,572

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $3,270 and $2,270 HECM loans out of Ginnie Mae HMBS securitizations during the nine months ended September 30, 2017 and 2016, respectively, of which $802 and $661 were subsequently assigned to a prior servicer in accordance with applicable servicing agreements, respectively.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $19 and $38 for the Company's reverse loan portfolio at September 30, 2017 and December 31, 2016, respectively.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution, acquiring the servicing rights and participating interests in securitized HECM loans and related HMBS obligations. Refer to Note 2, Mortgage Servicing Rights and Related Liabilities for discussion of the servicing portfolio acquired. In addition to the servicing portfolio, the purchase agreement also included $3,840 UPB of Ginnie Mae participating interest in HECM loans and related HMBS obligations. During the three months ended September 30, 2017, the Company updated its initial relative fair value allocation resulting in the Company recording $3,749 reverse mortgage interests and the corresponding liabilities as nonrecourse debt of $3,691. Additionally, the Company recorded a purchase discount of $118 within unsecuritized interests as part of the relative fair value allocation, of which $22 has been accreted to interest income during the nine months ended September 30, 2017. The Company received cash of $96 for the acquisition of these assets and assumption of related liabilities.

As part of the December 2016 asset purchase agreement, the Company agreed to acquire remaining components of the reverse portfolio, primarily including servicing of whole HECM loans and REO advances upon receiving regulatory approval. In September 2017, the Company executed a mortgage servicing rights purchase agreement and a subservicing agreement to acquire servicing rights and subservicing on the remaining reverse portfolio in the amounts of $747 UPB and $505 UPB, respectively. Upon this acquisition the Company performed a relative fair value allocation, resulting in the Company recording $10 of REO advances related to the servicing portfolio acquired in HECM related receivables within reverse mortgage interests. The Company received net proceeds of $16 for the acquisition of these assets and assumption of related liabilities. Refer to Note 2, Mortgage Servicing Rights and Related Liabilities for discussion of the servicing portfolio acquired.

Reserves for Reverse Mortgage Interests
Nationstar records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed FHA-specified servicing timelines.

The activity of the reserves for reverse mortgage interests is set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reserves for reverse mortgage interests - beginning of period	$149	$71	$131	$53
Provision(1)	22	28	44	43
Write-offs(2)	(29)	(7)	(33)	(7)
Other(3)	(54)	1	(54)	4
Reserves for reverse mortgage interests - end of period	$88	$93	$88	$93

(1) During the three months ended September 30, 2017, reserves increased attributable to the Company refining its method to estimate losses from a pool-level view to a loan-level view based on characteristics of individual loans.
(2) The write-offs in the three months ended September 30, 2017 were primarily attributable to transactions that were fully reserved and processed after conversion to the Company's new internally developed reverse servicing platform.
(3) During the three months ended September 30, 2017, the Company reclassified certain amounts within reverse mortgage interests to be comparable to prior periods and also updated its initial estimate of the relative fair value allocation related to the servicing portfolio acquired in December 2016 and reclassified $61 from reserves to a purchase price discount. This amount is now included in the net basis of unsecuritized interest of reverse mortgage interests.

Reverse Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $135 and $81 for the three months ended September 30, 2017 and 2016, respectively, and $368 and $251 for the nine months ended September 30, 2017 and 2016, respectively.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market on a servicing-retained basis. Nationstar focuses on assisting customers currently in the Company's servicing portfolio with refinancing of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	September 30, 2017	December 31, 2016
Mortgage loans held for sale – unpaid principal balance	$1,592	$1,759
Mark-to-market adjustment(1)	54	29
Total mortgage loans held for sale	$1,646	$1,788
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

The total UPB of mortgage loans held for sale on nonaccrual status was as follows for the dates indicated.

	September 30, 2017		December 31, 2016
Mortgage Loans Held for Sale - Unpaid Principal Balance	UPB	Fair Value	UPB	Fair Value
Non-accrual	$81	$78	$106	$103

From time to time, Nationstar exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the nine months ended September 30, 2017 and 2016, Nationstar repurchased $236 and $201 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $253 and $88 of previously repurchased loans, respectively. As of September 30, 2017 and 2016, $59 and $18 of the repurchased loans have reperformed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $63 and $84 as of September 30, 2017 and December 31, 2016, respectively.
The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Nine months ended September 30,
Mortgage loans held for sale	2017	2016
Balance - beginning of period	$1,788	$1,430
Mortgage loans originated and purchased, net of fees	13,988	14,977
Loans sold	(15,107)	(15,743)
Repurchase of loans out of Ginnie Mae securitizations	943	1,138
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims(1)	(16)	(16)
Net transfer of mortgage loans held for sale from REO in other assets(2)	20	9
Changes in fair value	16	14
Other purchase-related activities(3)	14	30
Balance - end of period	$1,646	$1,839

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REO in the sales process which are transferred to other assets and certain government insured mortgage REO which are transferred from other assets upon completion of the sale so that the claims process can begin.
(3) Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

For the nine months ended September 30, 2017 and 2016, the Company received proceeds of $15,470 and $16,183, respectively, on the sale of mortgage loans held for sale, resulting in gains of $363 and $440, respectively.

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

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	September 30, 2017	December 31, 2016
Mortgage loans held for investment, net – UPB	$198	$216
Transfer discount:
Non-accretable	(43)	(52)
Accretable	(12)	(13)
Total mortgage loans held for investment, net	$143	$151

The changes in accretable yield discount on loans transferred to mortgage loans held for investment are set forth below.

	Nine months ended September 30,
Accretable Yield Discount	2017	2016
Balance - beginning of the period	$(13)	$(15)
Accretion	2	2
Reclassifications from non-accretable discount	(1)	(1)
Balance - end of the period	$(12)	$(14)
Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified to accretable yield discount approximately $1 of transfer discount designated as reserves for future loss, for the nine months ended September 30, 2017. No provision for reserves was required for the nine months ended September 30, 2017 and 2016, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $22 and $29 as of September 30, 2017 and December 31, 2016, respectively.

6. Other Assets

Other assets consist of the following.

	September 30, 2017	December 31, 2016
Accrued revenues	$152	$165
Loans subject to repurchase right from Ginnie Mae	143	152
Goodwill	72	74
Prepaid expenses	28	16
Deposits	22	25
Real estate owned (REO), net	21	30
Intangible assets	20	28
Receivables from affiliates, net	6	6
Other	83	64
Total other assets	$547	$560

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

Real estate owned
Real estate owned ("REO") includes $14 and $21 of REO loans with government insurance at September 30, 2017 and December 31, 2016, respectively.

Other
Other primarily includes non-advance related accounts receivable due from investors.

7. Derivative Financial Instruments

Derivative instruments utilized by Nationstar primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), forward Mortgage Backed Securities ("MBS") trades, Eurodollar and Treasury futures, interest rate swap agreements and interest rate caps.

Associated with the Company's derivatives are $4 and $29 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's balance sheets as of September 30, 2017 and December 31, 2016, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Nine months ended September 30, 2017
Assets
Mortgage loans held for sale, net
Loan sale commitments(1)	2017	$1	$0.1	$—
Derivative financial instruments
IRLCs	2017	2,531	68.7	(23.5)
Forward sales of MBS	2017	2,524	4.7	(34.5)
LPCs	2017	132	1.0	(0.9)
Treasury futures	2017	255	2.0	2.0
Eurodollar futures(1)	2017-2021	11	—	—
Interest rate swaps(1)	2017	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2017	7	—	1.1
Forward sales of MBS	2017	1,137	3.2	6.8
LPCs	2017	335	1.2	0.3
Treasury futures	2017	479	2.0	(2.0)
Eurodollar futures(1)	2017-2021	45	—	—
Interest rate swaps(1)	2017	—	—	0.1

Year ended December 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2017	$1	$0.1	$(0.2)
Derivative financial instruments
IRLCs	2017	3,675	92.2	3.1
Forward sales of MBS	2017	2,580	39.2	33.1
LPCs	2017	203	1.9	(2.0)
Eurodollar futures(1)	2017-2021	35	—	(0.1)
Interest rate swaps	2017	9	0.1	(0.4)
Liabilities
Derivative financial instruments
IRLCs	2017	176	1.1	(1.1)
Forward sales of MBS	2017	1,689	10.0	(6.3)
LPCs(1)	2017	111	1.5	—
Eurodollar futures(1)	2017-2021	27	—	0.1
Interest rate swaps	2017	9	0.1	0.4

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					September 30, 2017		December 31, 2016
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	November 2017(1)	Servicing advance receivables	$650	$440	$503	$485	$578
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	November 2018	Servicing advance receivables	500	163	286	260	301
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2018	Servicing advance receivables	200	101	145	164	186
MBS servicer advance facility (2014)	LIBOR+3.5%	October 2018	Servicing advance receivables	125	38	131	88	142
MBS advance financing facility	LIBOR+2.5%	March 2018	Servicing advance receivables	80	56	56	55	60
MBS advance financing facility (2012)(2)	LIBOR+5.0%	January 2017	Servicing advance receivables	—	—	—	44	52
Advance facilities principal amount					798	1,121	1,096	1,319
Unamortized debt issuance costs					(1)	—	—	—
Advance facilities, net					$797	$1,121	$1,096	$1,319

					September 30, 2017		December 31, 2016
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+2.0% to 2.9%	October 2018	Mortgage loans or MBS	$1,200	$719	$762	$682	$747
$1,000 warehouse facility	LIBOR+2.1% to 2.4%	September 2018	Mortgage loans or MBS	1,000	317	325	250	256
$750 warehouse facility	LIBOR+2.0% to 2.8%	November 2017(1)	Mortgage loans or MBS	750	514	555	410	415
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2018	Mortgage loans or MBS	500	221	226	229	237
$500 warehouse facility	LIBOR+1.8% to 3.3%	June 2018	Mortgage loans or MBS	500	384	417	496	539
$350 warehouse facility	LIBOR+2.5% to 2.8%	April 2018	Mortgage loans or MBS	350	186	202	12	13
$450 warehouse facility	LIBOR+2.5% to 2.6%	November 2017(1)	Mortgage loans or MBS	450	281	292	173	189
$300 warehouse facility	LIBOR+2.3%	January 2018	Mortgage loans or MBS	300	127	152	153	180
$200 warehouse facility	LIBOR+1.5%	April 2019	Mortgage loans or MBS	200	22	23	7	8
$40 warehouse facility	LIBOR+3.0%	December 2017	Mortgage loans or MBS	40	4	6	11	18
Warehouse facilities principal amount					2,775	2,960	2,423	2,602
Unamortized debt issuance costs					(1)	—	(2)	—
Warehouse facilities, net					$2,774	$2,960	$2,421	$2,602

Pledged Collateral:
Mortgage loans, net					$1,602	$1,692	$1,693	$1,427
Reverse mortgage interests, net					1,173	1,268	730	834
MSR and other collateral					—	—	—	341

(1) This facility has not matured as of the date this report is filed.
(2) This MBS Advance Financing facility was paid off in full in February 2017.
The Company entered into two new warehouse facility agreements in the third quarter of 2017 with a total capacity amount of $200. As of September 30, 2017, the Company has not borrowed or pledged any collateral against these facilities.

Unsecured Senior Notes

A summary of the balances of unsecured senior notes is presented below.

	September 30, 2017	December 31, 2016
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$594	$595
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	397	400
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	364	461
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	324	345
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,885	2,007
Unamortized debt issuance costs	(12)	(17)
Unsecured senior notes, net	$1,873	$1,990

Nationstar repurchased $26 and $120 in principal amount of outstanding notes during the three and nine months ended September 30, 2017 resulting in a loss of $1 and $3, respectively. Nationstar also repurchased $4 and $29 in principal amount of outstanding notes during the three and nine months ended September 30, 2016.

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
As of September 30, 2017, the expected maturities of Nationstar's unsecured senior notes based on contractual maturities are as follows.

Year ending December 31,	Amount
2017	$—
2018	364
2019	324
2020	397
2021	594
Thereafter	206
Unsecured senior notes principal amount	1,885
Unamortized debt issuance costs	(12)
Unsecured senior notes, net	$1,873

Other Nonrecourse Debt

A summary of the balances of other nonrecourse debt is presented below.

					September 30, 2017	December 31, 2016
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating Interest Financing(1)	—	—	—	$—	$7,640	$8,914
Securitization of nonperforming HECM loans
Trust 2015-2	November 2015	November 2025	A, M1, M2	—	—	114
Trust 2016-1	March 2016	February 2026	A, M1, M2	—	—	194
Trust 2016-2	June 2016	June 2026	A, M1, M2	132	105	158
Trust 2016-3	August 2016	August 2026	A, M1, M2	183	153	208
Trust 2017-1	May 2017	May 2027	A, M1, M2	268	240	—
Trust 2017-2	September 2017	September 2027	A, M1, M2	399	399	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	133	39	50
Other nonrecourse debt principal amount					8,576	9,638
Unamortized debt issuance costs					(7)	(7)
Other nonrecourse debt, net					$8,569	$9,631

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios.
Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of advances and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.5% to 7.0%.

Securitizations of Nonperforming HECM Loans
From time to time, Nationstar securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing HECM loans that are covered by FHA insurance and secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide Nationstar with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 6.5% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt–Legacy Assets
During November 2009, Nationstar completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in Nationstar carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $186 and $208 at September 30, 2017 and December 31, 2016, respectively. The carrying values on the outstanding loans was $45 and $58 at September 30, 2017 and December 31, 2016, respectively, and the carrying value of the nonrecourse debt was $39 and $50, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of September 30, 2017, the Company is in compliance with its financial covenants.

Nationstar is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2017, the Company is in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	September 30, 2017	December 31, 2016
Payables to servicing and subservicing investors	$572	$655
Loans subject to repurchase from Ginnie Mae	143	152
Accounts payable and other accrued liabilities	89	178
Accrued bonus and payroll	78	95
Accrued interest	64	65
Payable to insurance carriers and insurance cancellation reserves	60	73
Professional and legal	54	47
Payable to GSEs and securitized trusts	53	58
Lease obligations	28	24
Taxes	21	84
Repurchase reserves	15	18
MSR purchases payable including advances	11	21
Total payables and accrued liabilities	$1,188	$1,470

Payables to servicing and subservicing investors and Payables to GSEs and securitized trusts
Payables to servicing and subservicing investors represent amounts due to investors in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Loans subject to repurchase from Ginnie Mae
See Note 6, Other Assets for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

Accounts payables and other accrued liabilities
Other payables are primarily comprised of liabilities related to various vendor and servicing activities.

Payables to insurance carriers and insurance cancellation reserves
Payable to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

Repurchase reserves
The activity of the outstanding repurchase reserves is set forth below.

	Three months ended September 30,		Nine months ended September 30,
Repurchase Reserves	2017	2016	2017	2016
Balance - beginning of period	$14	$26	$18	$26
Provision, net of release	2	—	(1)	1
Charge-offs	(1)	(1)	(2)	(2)
Balance - end of period	$15	$25	$15	$25

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

In the event of a breach of the representations and warranties, Nationstar may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale. A release of repurchase reserves is recorded when Company's assessment reveals that previously recorded reserves are no longer needed.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balances as of September 30, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies.

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

	September 30, 2017		December 31, 2016
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$121	$25	$190	$37
Reverse mortgage interests, net	—	8,515	—	9,557
Advances and other receivables, net	934	—	1,065	—
Mortgage loans held for investment, net	142	—	150	—
Other assets	2	—	4	—
Total assets	$1,199	$8,540	$1,409	$9,594
Liabilities
Advance facilities(1)	$704	$—	$909	$—
Payables and accrued liabilities	1	—	1	—
Participating interest financing(2)	—	7,573	—	8,840
HECM Securitizations (HMBS)
Trust 2015-2	—	—	—	114
Trust 2016-1	—	—	—	194
Trust 2016-2	—	105	—	158
Trust 2016-3	—	153	—	208
Trust 2017-1	—	240	—	—
Trust 2017-2	—	399	—	—
Nonrecourse debt–legacy assets	39	—	50	—
Total liabilities	$744	$8,470	$960	$9,514

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

	September 30, 2017	December 31, 2016
Total collateral balances	$2,373	$2,704
Total certificate balances	$2,214	$2,455

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2017, and December 31, 2016, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by Nationstar to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below:

Principal Amount of Loans 60 Days or More Past Due	September 30, 2017	December 31, 2016
Unconsolidated securitization trusts	$430	$548

11. Stockholders' Equity

Nationstar's Board of Directors approved the repurchase of up to $100 of the Company's common stock from January 1, 2017 through December 31, 2017. No shares were repurchased during the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, certain employees of Nationstar were granted 3 thousand and 1,062 thousand restricted stock units ("RSUs"), respectively. The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with us during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or a change in control of the Company, the unvested shares of an award will vest. The ultimate value of the award, however, depends on the market value of Nationstar common stock on the vesting date. The Company recognized $4 and $6 of expense related to the share-based awards during the three months ended September 30, 2017 and 2016, respectively, and $13 and $18 for the nine months ended September 30, 2017 and 2016, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$5	$29	$(4)	$(106)

Effective tax rate	37.1%	40.6%	29.1%	36.8%
For the three and nine months ended September 30, 2017, the effective tax rate differed from the statutory federal rate of 35% due to recurring items, such as state tax benefit offset by excess tax deficiency related to restricted share-based compensation recognized within income rather than shareholder’s equity under ASU 2016-09. In the second quarter of 2017, we recognized approximately $4 of tax expense as a discrete item in connection with the sale of Xome's retail title division.

For the three and nine months ended September 30, 2016, the effective tax rate differed from the statutory federal rate of 35% primarily due to the elimination of the book loss of a less-than-wholly-owned subsidiary, state taxes and certain other permanent differences. The relative impact of these permanent differences on the effective tax rate was based upon forecasted income or loss before tax for the year.

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
Mortgage Loans Held for Investment, Net (Level 3) – Nationstar determines the fair value of loans held for investment based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment speeds and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, Nationstar classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Mortgage Loan Held for Sale and Investment for more information.
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

	September 30, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,645.7	$—	$1,645.7	$—
Mortgage servicing rights(1)	2,956.1	—	—	2,956.1
Derivative financial instruments
IRLCs	68.7	—	68.7	—
Forward MBS trades	4.7	—	4.7	—
LPCs	1.0	—	1.0	—
Treasury futures	2.0	—	2.0	—
Total assets	$4,678.2	$—	$1,722.1	$2,956.1
Liabilities
Derivative financial instruments
Forward MBS trades	$3.2	$—	$3.2	$—
LPCs	1.2	—	1.2	—
Treasury futures	2.0	—	2.0	—
Mortgage servicing rights financing	20.5	—	—	20.5
Excess spread financing	1,045.6	—	—	1,045.6
Total liabilities	$1,072.5	$—	$6.4	$1,066.1

	December 31, 2016
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,788.0	$—	$1,788.0	$—
Mortgage servicing rights(1)	3,160.0	—	—	3,160.0
Derivative financial instruments
IRLCs	92.2	—	92.2	—
Forward MBS trades	39.2	—	39.2	—
LPCs	1.9	—	1.9	—
Interest rate swaps and caps	0.1	—	0.1	—
Total assets	$5,081.4	$—	$1,921.4	$3,160.0
Liabilities
Derivative financial instruments
IRLCs	$1.1	$—	$1.1	$—
Forward MBS trades	10.0	—	10.0	—
LPCs	1.5	—	1.5	—
Interest rate swaps and caps	0.1	—	0.1	—
Mortgage servicing rights financing	27.0	—	—	27.0
Excess spread financing	1,214.0	—	—	1,214.0
Total liabilities	$1,253.7	$—	$12.7	$1,241.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Nine months ended September 30, 2017
Balance - beginning of period	$3,160	$1,214	$27
Total gains or losses included in earnings	(361)	—	(7)
Purchases, issuances, sales and settlements:
Purchases	30	—	—
Issuances	151	—	—
Sales	(24)	—	—
Settlements	—	(168)	—
Balance - end of period	$2,956	$1,046	$20

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Year ended December 31, 2016
Balance - beginning of period	$3,358	$1,232	$69
Total gains or losses included in earnings	(496)	25	(42)
Purchases, issuances, sales and settlements:
Purchases	157	—	—
Issuances	208	155	—
Sales	(67)	—	—
Settlements	—	(198)	—
Balance - end of period	$3,160	$1,214	$27

No transfers were made into or out of Level 3 fair value assets and liabilities for the nine months ended September 30, 2017 or the year ended December 31, 2016, respectively.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments.

	September 30, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$224	$224	$—	$—
Restricted cash	356	356	—	—
Advances and other receivables, net	1,625	—	—	1,625
Reverse mortgage interests, net	10,299	—	—	10,539
Mortgage loans held for sale	1,646	—	1,646	—
Mortgage loans held for investment, net	143	—	—	143
Derivative financial instruments	76	—	76	—
Financial liabilities
Unsecured senior notes	1,885	1,920	—	—
Advance facilities	798	—	798	—
Warehouse facilities	2,775	—	2,775	—
Mortgage servicing rights financing liability	20	—	—	20
Derivative financial instruments	7	—	7	—
Excess spread financing	1,046	—	—	1,046
Participating interest financing	7,640	—	7,840	—
HECM Securitization (HMBS)
Trust 2016-2	105	—	—	121
Trust 2016-3	153	—	—	170
Trust 2017-1	240	—	—	252
Trust 2017-2	399	—	—	400
Nonrecourse debt - legacy assets	39	—	—	38
	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$489	$489	$—	$—
Restricted cash	388	388	—	—
Advances and other receivables, net	1,749	—	—	1,749
Reverse mortgage interests, net	11,033	—	—	11,232
Mortgage loans held for sale	1,788	—	1,788	—
Mortgage loans held for investment, net	151	—	—	153
Derivative financial instruments	133	—	133	—
Financial liabilities
Unsecured senior notes	2,007	2,047	—	—
Advance facilities	1,096	—	1,096	—
Warehouse facilities	2,423	—	2,423	—
Mortgage servicing rights financing liability	27	—	—	27
Excess spread financing	1,214	—	—	1,214
Derivative financial instruments	13	—	13	—
Participating interest financing	8,914	—	9,151	—
HECM Securitization (HMBS)
Trust 2015-2	114	—	—	125
Trust 2016-1	194	—	—	203
Trust 2016-2	158	—	—	156
Trust 2016-3	208	—	—	205
Nonrecourse debt - legacy assets	50	—	—	50

14. Capital Requirements

Certain Nationstar secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, Nationstar's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of Nationstar's selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among Nationstar's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $1,000. As of September 30, 2017, Nationstar was in compliance with its selling and servicing capital requirements.

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

For example, Nationstar continues to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. In March 2017, Nationstar entered into a consent order with the CFPB for failure to comply with certain data reporting requirements of the Home Mortgage Disclosure Act. Additionally, Nationstar is currently in negotiations with the California Department of Business Oversight to resolve two examinations, one of which dates to 2012. The Company is also in negotiations with the New York Department of Financial Services regarding two examinations. In both instances, the resolution will involve the payment of civil monetary penalties and other remedial measures. However, management does not believe that resolution of either of these matters would have a material effect on the Company’s results of operations or financial position.
In addition, Nationstar is a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. The Company believes that is has meritorious defenses and will continue to vigorously defend itself in this matter. An adverse judgment in this matter could have a material adverse effect on the Company’s results of operations or financial position. However, if Nationstar receives a final adverse judgment, it intends to seek reimbursement from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.
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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $10 and $29 for the three and nine months ended September 30, 2017, respectively, and $16 and $49 for the three and nine months ended September 30, 2016, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $23 to $62 in excess of the accrued liability (if any) related to those matters as of September 30, 2017. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, our exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all recorded balances sought from sellers represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of September 30, 2017, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

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

Nationstar has certain reverse MSRs and reverse mortgage loans related to approximately $35,906 and $38,940 of UPB in reverse mortgage loans as of September 30, 2017 and December 31, 2016, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of September 30, 2017 and December 31, 2016, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,921 and $4,396, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

16. Disposition and Exit Costs

Nationstar periodically initiates programs to reduce costs and improve operating effectiveness in order to improve current operating performance and to respond to changes in the Company's business model. These cost reduction initiatives include the restructuring of our facilities lease portfolio, closing of offices and the termination of portions of Nationstar’s workforce. As part of these restructuring plans, Nationstar has incurred severance and other exit costs totaling $0.3 and $7 for the three and nine months ended September 30, 2017, respectively. Included in the severance and other exit costs for the nine months ended September 30, 2017 is a total cost of $3 associated with the closure of the Company's facility in Buffalo, New York and its facilities lease.

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

The following tables present financial information by segment.

	Three months ended September 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$191	$16	$65	$(20)	$252	$—	$252
Net gain on mortgage loans held for sale	—	134	—	20	154	—	154
Total revenues	191	150	65	—	406	—	406
Total Expenses	185	106	54	—	345	23	368
Other income (expenses):
Interest income	141	14	—	—	155	2	157
Interest expense	(130)	(13)	—	—	(143)	(38)	(181)
Other	(2)	—	—	—	(2)	—	(2)
Total Other Income (expenses), net	9	1	—	—	10	(36)	(26)
Income (loss) before income tax expense (benefit)	$15	$45	$11	$—	$71	$(59)	$12
Depreciation and amortization	$6	$3	$3	$—	$12	$3	$15
Total assets	15,147	4,644	382	(2,948)	17,225	779	18,004

	Three months ended September 30, 2016(1)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$211	$16	$107	$(23)	$311	$(1)	$310
Net gain on mortgage loans held for sale	—	208	—	23	231	1	232
Total revenues	211	224	107	—	542	—	542
Total Expenses	150	141	87	—	378	29	407
Other income (expenses)
Interest income	82	17	—	—	99	4	103
Interest expense	(108)	(16)	—	—	(124)	(41)	(165)
Other	—	(1)	—	—	(1)	(1)	(2)
Total Other Income (expenses), net	(26)	—	—	—	(26)	(38)	(64)
Income (loss) before income tax expense (benefit)	$35	$83	$20	$—	$138	$(67)	$71
Depreciation and amortization	$6	$3	$4	$—	$13	$4	$17
Total assets	12,250	4,523	345	(2,432)	14,686	1,160	15,846

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

	Nine months ended September 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$537	$47	$226	$(63)	$747	$1	$748
Net gain on mortgage loans held for sale	—	402	—	63	465	—	465
Total revenues	537	449	226	—	1,212	1	1,213
Total Expenses	518	326	193	—	1,037	72	1,109
Other income (expenses)
Interest income	384	39	—	—	423	12	435
Interest expense	(402)	(39)	—	—	(441)	(116)	(557)
Other	(2)	—	8	—	6	(2)	4
Total Other Income (expenses), net	(20)	—	8	—	(12)	(106)	(118)
Income (loss) before income tax expense (benefit)	$(1)	$123	$41	$—	$163	$(177)	$(14)
Depreciation and amortization	$16	$8	$10	$—	$34	$10	$44
Total assets	15,147	4,644	382	(2,948)	17,225	779	18,004

	Nine months ended September 30, 2016(1)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$225	$47	$327	$(93)	$506	$1	$507
Net gain on mortgage loans held for sale	—	526	—	93	619	—	619
Total revenues	225	573	327	—	1,125	1	1,126
Total Expenses	477	394	274	—	1,145	87	1,232
Other income (expenses)
Interest income	254	48	—	—	302	11	313
Interest expense	(325)	(44)	—	—	(369)	(124)	(493)
Other	—	(1)	—	—	(1)	(1)	(2)
Total Other Income (expenses), net	(71)	3	—	—	(68)	(114)	(182)
Income (loss) before income tax expense (benefit)	$(323)	$182	$53	$—	$(88)	$(200)	$(288)
Depreciation and amortization	$17	$9	$16	$—	$42	$6	$48
Total assets	12,250	4,523	345	(2,432)	14,686	1,160	15,846

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

18. Guarantor Financial Statement Information

As of September 30, 2017, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued $1,873 aggregate principal amount of unsecured senior notes, net of repayments, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$201	$1	$22	$—	$224
Restricted cash	—	211	—	145	—	356
Mortgage servicing rights	—	2,931	—	30	—	2,961
Advances and other receivables, net	—	1,625	—	—	—	1,625
Reverse mortgage interests, net	—	9,357	—	942	—	10,299
Mortgage loans held for sale at fair value	—	1,646	—	—	—	1,646
Mortgage loans held for investment, net	—	1	—	142	—	143
Property and equipment, net	—	108	—	19	—	127
Derivative financial instruments at fair value	—	76	—	—	—	76
Other assets	—	445	177	731	(806)	547
Investment in subsidiaries	1,801	507	—	—	(2,308)	—
Total assets	$1,801	$17,108	$178	$2,031	$(3,114)	$18,004
Liabilities and Stockholders' Equity
Unsecured senior notes	$—	$1,873	$—	$—	$—	$1,873
Advance facilities, net	—	93	—	704	—	797
Warehouse facilities, net	—	2,774	—	—	—	2,774
Payables and accrued liabilities	—	1,149	2	37	—	1,188
MSR related liabilities - nonrecourse at fair value	—	1,046	—	20	—	1,066
Mortgage servicing liabilities	—	53	—	—	—	53
Derivative financial instruments, at fair value	—	7	—	—	—	7
Other nonrecourse debt, net	—	7,632	—	937	—	8,569
Payables to affiliates	124	680	—	2	(806)	—
Total liabilities	124	15,307	2	1,700	(806)	16,327
Total stockholders' equity	1,677	1,801	176	331	(2,308)	1,677
Total liabilities and stockholders' equity	$1,801	$17,108	$178	$2,031	$(3,114)	$18,004

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$181	$7	$64	$—	$252
Net gain on mortgage loans held for sale	—	153	—	1	—	154
Total revenues	—	334	7	65	—	406
Expenses:
Salaries, wages benefits	—	153	1	29	—	183
General and administrative	—	154	4	27	—	185
Total expenses	—	307	5	56	—	368
Other income (expenses):
Interest income	—	145	—	12	—	157
Interest expense	—	(168)	—	(13)	—	(181)
Other income (expense)	—	(3)	—	1	—	(2)
Gain (loss) from subsidiaries	7	11	—	—	(18)	—
Total other income (expenses), net	7	(15)	—	—	(18)	(26)
Income (loss) before income tax expense (benefit)	7	12	2	9	(18)	12
Less: Income tax expense	—	5	—	—	—	5
Net income (loss)	7	7	2	9	(18)	7
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$7	$7	$2	$9	$(18)	$7

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SPETEMBER 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$497	$21	$230	$—	$748
Net gain on mortgage loans held for sale	—	464	—	1	—	465
Total revenues	—	961	21	231	—	1,213
Expenses:
Salaries, wages benefits	—	451	3	103	—	557
General and administrative	—	440	10	102	—	552
Total expenses	—	891	13	205	—	1,109
Other income (expenses):
Interest income	—	396	—	39	—	435
Interest expense	—	(515)	—	(42)	—	(557)
Other income (expense)	—	(5)	—	9	—	4
Gain (loss) from subsidiaries	(11)	40	—	—	(29)	—
Total other income (expenses), net	(11)	(84)	—	6	(29)	(118)
Income (loss) before income tax expense (benefit)	(11)	(14)	8	32	(29)	(14)
Less: Income tax expense	—	(4)	—	—	—	(4)
Net income (loss)	(11)	(10)	8	32	(29)	(10)
Less: Net income attributable to noncontrolling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(11)	$(11)	$8	$32	$(29)	$(11)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$(11)	$(11)	$8	$32	$(29)	$(11)
Reconciliation of net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	11	(40)	—	—	29	—
Net income attributable to non-controlling interest	—	1	—	—	—	1
Net gain on mortgage loans held for sale	—	(464)	—	(1)	—	(465)
Reverse mortgage loan interest income	—	(368)	—	—	—	(368)
(Gain) loss on sale of assets	—	1	—	(9)	—	(8)
Provision for servicing reserves	—	113	—	—	—	113
Fair value changes and amortization of mortgage servicing rights	—	361	—	—	—	361
Fair value changes in excess spread financing	—	2	—	(2)	—	—
Fair value change in mortgage servicing rights financing liability	—	(7)	—	—	—	(7)
Amortization of premiums and accretion of discount	—	55	—	8	—	63
Depreciation and amortization	—	33	—	11	—	44
Share-based compensation	—	9	—	4	—	13
Other losses	—	5	—	—	—	5
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(943)	—	—	—	(943)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(2,468)	—	—	—	(2,468)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(14,002)	—	—	—	(14,002)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	15,459	—	13	—	15,472
Excess tax benefit (deficiency) from share based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables, net	—	55	—	—	—	55
Reverse mortgage interests, net	—	3,719	—	(225)	—	3,494
Other assets	4	(99)	(9)	87	—	(17)
Payables and accrued liabilities	—	(273)	—	(11)	—	(284)
Net cash attributable to operating activities	4	1,137	(1)	(93)	—	1,047

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2017 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing activities
Property and equipment additions, net of disposals	—	(31)	—	(3)	—	(34)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(22)	—	(6)	—	(28)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	16	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	—	25	—	—	—	25
Proceeds on sale of assets	—	16	—	—	—	16
Net cash attributable to investing activities	—	4	—	(9)	—	(5)
Financing activities
Increase in warehouse facilities	—	351	—	—	—	351
Decrease in advance facilities	—	(93)	—	(205)	—	(298)
Proceeds from HECM securitizations	—	(6)	—	707	—	701
Repayment of HECM securitizations	—	—	—	(484)	—	(484)
Proceeds from issuance of participating interest financing in reverse mortgage interests, net	—	437	—	—	—	437
Repayment of participating interest financing in reverse mortgage interests, net	—	(1,730)	—	—	—	(1,730)
Repayment of excess spread financing	—	(168)	—	—	—	(168)
Repayment of nonrecourse debt–legacy assets	—	—	—	(12)	—	(12)
Repurchase of unsecured senior notes	—	(122)	—	—	—	(122)
Transfers (to) from restricted cash, net	—	(46)	—	84	—	38
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(11)	—	—	—	(11)
Dividends to noncontrolling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(1,393)	—	90	—	(1,307)
Net decrease in cash and cash equivalents	—	(252)	(1)	(12)	—	(265)
Cash and cash equivalents - beginning of period	—	453	2	34	—	489
Cash and cash equivalents - end of period	$—	$201	$1	$22	$—	$224

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$453	$2	$34	$—	$489
Restricted cash	—	159	—	229	—	388
Mortgage servicing rights	—	3,142	—	24	—	3,166
Advances and other receivables, net	—	1,749	—	—	—	1,749
Reverse mortgage interests, net	—	10,316	—	717	—	11,033
Mortgage loans held for sale at fair value	—	1,787	—	1	—	1,788
Mortgage loans held for investment, net	—	1	—	150	—	151
Property and equipment, net	—	113	—	23	—	136
Derivative financial instruments at fair value	—	133	—	—	—	133
Other assets	—	444	323	838	(1,045)	560
Investment in subsidiaries	1,801	634	—	—	(2,435)	—
Total assets	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
Liabilities and stockholders' equity
Unsecured senior notes	$—	$1,990	$—	$—	$—	$1,990
Advance facilities, net	—	187	—	909	—	1,096
Warehouse facilities, net	—	2,421	—	—	—	2,421
Payables and accrued liabilities	—	1,420	2	48	—	1,470
MSR related liabilities - nonrecourse at fair value	—	1,219	—	22	—	1,241
Mortgage servicing liabilities	—	48	—	—	—	48
Derivative financial instruments, at fair value	—	13	—	—	—	13
Other nonrecourse debt, net	—	8,907	—	724	—	9,631
Payables to affiliates	118	925	—	2	(1,045)	—
Total liabilities	118	17,130	2	1,705	(1,045)	17,910
Total stockholders' equity	1,683	1,801	323	311	(2,435)	1,683
Total liabilities and stockholders' equity	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593
(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$196	$5	$109	$—	$310
Net gain on mortgage loans held for sale	—	222	—	10	—	232
Total revenues	—	418	5	119	—	542
Expenses:
Salaries, wages and benefits	—	156	1	54	—	211
General and administrative	—	143	2	51	—	196
Total expenses	—	299	3	105	—	407
Other income (expenses):
Interest income	—	91	—	12	—	103
Interest expense	—	(146)	—	(19)	—	(165)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	45	9	—	—	(54)	—
Total other income (expenses), net	45	(48)	—	(7)	(54)	(64)
Income (loss) before income tax expense (benefit)	45	71	2	7	(54)	71
Less: Income tax (benefit)	—	29	—	—	—	29
Net income (loss)	45	42	2	7	(54)	42
Less: Net loss attributable to noncontrolling interests	—	(3)	—	—	—	(3)
Net income (loss) attributable to Nationstar	$45	$45	$2	$7	$(54)	$45

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$156	$19	$332	$—	$507
Net gain on mortgage loans held for sale	—	590	—	29	—	619
Total revenues	—	746	19	361	—	1,126
Expenses:
Salaries, wages benefits	—	448	3	162	—	613
General and administrative	—	453	6	160	—	619
Total expenses	—	901	9	322	—	1,232
Other income (expenses):
Interest income	—	276	—	37	—	313
Interest expense	—	(437)	—	(56)	—	(493)
Other expense	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	(179)	30	—	—	149	—
Total other income (expenses), net	(179)	(133)	—	(19)	149	(182)
Income (loss) before income tax expense (benefit)	(179)	(288)	10	20	149	(288)
Less: Income tax expense	—	(106)	—	—	—	(106)
Net income (loss)	(179)	(182)	10	20	149	(182)
Less: Net loss attributable to noncontrolling interests	—	(3)	—	—	—	(3)
Net income (loss) attributable to Nationstar	$(179)	$(179)	$10	$20	$149	$(179)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$(179)	$(179)	$10	$20	$149	$(179)
Reconciliation of net income (loss) to net cash attributable to operating activities:
(Gain)/loss from subsidiaries	179	(30)	—	—	(149)	—
Net loss attributable to non-controlling interest	—	(3)	—	—	—	(3)
Net gain on mortgage loans held for sale	—	(590)	—	(29)	—	(619)
Reverse mortgage loan interest income	—	(251)	—	—	—	(251)
Loss on sale of assets	—	2	—	—	—	2
Provision for servicing reserves	—	101	—	—	—	101
Fair value changes and amortization of mortgage servicing rights	—	778	—	—	—	778
Fair value changes in excess spread financing	—	(74)	—	—	—	(74)
Fair value changes in mortgage servicing rights financing liability	—	(2)	—	—	—	(2)
Amortization of premiums and accretion of discount	—	(7,254)	—	7,302	—	48
Depreciation and amortization	—	32	—	16	—	48
Share-based compensation	—	13	—	5	—	18
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,138)	—	—	—	(1,138)
Repurchases of reverse loans assets out of Ginnie Mae securitizations, net of assignments to prior servicers	—	(1,609)	—	—	—	(1,609)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(14,296)	—	(767)	—	(15,063)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	22,684	—	(6,416)	—	16,268
Excess tax benefit from share based compensation	—	4	—	—	—	4
Changes in assets and liabilities:
Advances and other receivables, net	—	504	—	—	—	504
Reverse mortgage interests, net	—	2,137	—	(115)	—	2,022
Other assets	117	(682)	(10)	439	—	(136)
Payables and accrued liabilities	—	(135)	—	(4)	—	(139)
Net cash attributable to operating activities	117	12	—	451	—	580

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2016 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(40)	—	(9)	—	(49)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(36)	—	—	—	(36)
Proceeds on sale of forward and reverse mortgage servicing rights	—	25	—	—	—	25
Net cash attributable to investing activities	—	(51)	—	(9)	—	(60)
Financing Activities
Increase in warehouse facilities	—	774	—	(56)	—	718
Decrease in advance facilities	—	(29)	—	(429)	—	(458)
Proceeds from issuance of HECM securitizations	—	(4)	—	728	—	724
Repayment of HECM securitizations	—	—	—	(624)	—	(624)
Proceeds from issuance of participating interest financing in reverse mortgage interests, net	—	337	—	—	—	337
Repayment of participating interest financing in reverse mortgage interests, net	—	(817)	—	—	—	(817)
Repayment of excess spread financing	—	(146)	—	—	—	(146)
Repayment of nonrecourse debt - legacy assets	—	1	—	(13)	—	(12)
Repurchase of unsecured senior notes	—	(29)	—	—	—	(29)
Repurchase of common stock	(114)	—	—	—	—	(114)
Transfers to restricted cash, net	—	33	—	(33)	—	—
Excess tax deficiency from share based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(10)	—	—	—	(10)
Net cash attributable to financing activities	(117)	106	—	(427)	—	(438)
Net increase in cash and cash equivalents	—	67	—	15	—	82
Cash and cash equivalents - beginning of period	—	597	1	15	—	613
Cash and cash equivalents - end of period	$—	$664	$1	$30	$—	$695

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

19. Transactions with Affiliates

Nationstar enters into arrangements with Fortress, its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions and performing services as a subservicer. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress.

Newcastle Investment Corp. ("Newcastle")
Nationstar is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. Nationstar receives a monthly net servicing fee equal to 0.5% per annum on the unpaid principal balance of the Portfolios, which was $511 and $576, at September 30, 2017 and December 31, 2016 respectively. For the three months ended September 30, 2017 and 2016, Nationstar received servicing fees and other performance incentive fees of $0.6 and $0.7, respectively. For the nine months ended September 30, 2017 and 2016, Nationstar recognized revenue of $2 and $2 related to these servicing arrangements, respectively.

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

The fair value of the outstanding liability related to these agreements was $899 and $1,064 at September 30, 2017 and December 31, 2016, respectively. For the three months ended September 30, 2017 and 2016, Nationstar fees paid to New Residential Entity totaled $59 and $71, respectively. Fees paid to New Residential Entity totaled $186 and $222 for the nine months ended September 30, 2017 and 2016, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

The fair value of the outstanding liability related to the sale agreement was $20 and $27 at September 30, 2017 and December 31, 2016, respectively. Nationstar did not enter into any additional supplemental agreements with these affiliates in 2017 and 2016.

Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. Under the agreement, the Company initially estimated that it will subservice approximately $111 billion of UPB of MSRs that New Residential has agreed to purchase, including approximately $97 billion UPB of MSRs from CitiMortgage, Inc. Based on the updated estimates, the Company expects to subservice a total of $107 billion UPB. The Company has boarded a total $72 billion UPB loans associated with this subservicing agreement, including $29 billion UPB loans boarded in the third quarter of 2017. The Company anticipates that the remaining $35 billion UPB will be boarded in the fourth quarter of 2017.

In May 2014, Nationstar entered into a servicing arrangement with New Residential whereby Nationstar will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended September 30, 2017 and 2016, Nationstar recognized revenue of $11 and $1 related to these servicing arrangements, respectively. For the nine months ended September 30, 2017 and 2016, Nationstar recognized revenue of $20 and $4 related to these servicing arrangements, respectively. Nationstar acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant to the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.4 and $0.5 for these administration services during the three months ended September 30, 2017 and 2016. The Company earned revenue of $1 and $0.7 for these administration services during the nine months ended September 30, 2017 and 2016, respectively.

OneMain Financial Holdings, LLC
Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain Financial Holdings, LLC. For the three months ended September 30, 2017 and 2016, Nationstar recognized revenue of $0.2 and $0.5, respectively, in additional servicing and other performance incentive fees related to these portfolios. For the nine months ended September 30, 2017 and 2016, Nationstar recognized revenue of $1 and $1 related to these servicing arrangements, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted. Certain 2016 balances were reclassified to conform with current year presentation.

OVERVIEW
With our 3.3 million customers, we are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. We are the largest non-bank servicer and the third largest servicer of residential mortgage loans in the nation, growing its portfolio of serviced loans through ownership of mortgage servicing rights and execution of subservicing arrangements. We originate conventional residential mortgage loans and leverage existing relationships with borrowers of our serviced portfolios to provide solutions for our customers. Our Xome operations represent a leading industry provider of a residential real estate marketing platform and offerings of real estate sales transaction support services. Through our Xome platform, which offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals, we enhance the home buying and selling experience. Xome provides to market participants various services including title and close, valuation and, increasingly, technology solutions.

In August 2017, we rebranded our operating company, Nationstar Mortgage LLC, to “Mr. Cooper.” The rebrand is a representation of the journey to re-invent the customer experience to enhance customer retention. With a continued focus on improving customer service and responding to direct customer feedback, in the last year we launched a new website and mobile application with user-friendly tools and features and moved our international call center operations back to the United States. We are also focused on continuously improving the customer boarding process.

During the third quarter 2017, a number of natural disasters occurred, including hurricanes and wildfires. As a result, we offered a number of investor-approved initiatives to provide relief to impacted homeowners. These initiatives include waiving late fees, providing forbearances and delaying foreclosures. We have initiated a variety of customer outreach campaigns to communicate options to our customers. We are still evaluating the potential financial impact as a result of these events.

Our Servicing segment ended the third quarter with $533 billion UPB, primarily in connection with a previously announced estimated $111 billion UPB subservicing agreement with a subsidiary of New Residential. Based on the updated estimates, we expect to subservice a total of $107 billion UPB. We have boarded a total $72 billion UPB of these loans, including $29 billion UPB boarded in the third quarter of 2017, and anticipate that we will complete the boarding in the fourth quarter of 2017.

During the third quarter of 2017, we were notified of the pending termination of a subservicing agreement, which is expected to occur in the fourth quarter, as a result of the servicer of record selling their ownership interest and the new owners not retaining us as subservicer. Total UPB for the related subservicing portfolio is approximately $47 billion as of September 30, 2017. Subservicing revenue associated with this agreement totaled $17 for the nine months ended September 30, 2017. We continue to actively pursue subservicing opportunities to replenish the subservicing portfolio. We believe that our risk and compliance infrastructure and integrated origination platform provide an advantage over the competition.

Our Originations segment continues to endeavor to expand our business beyond our existing customer base through the use of existing platforms and through other means. Xome continues to develop new relationships and diversify its sources of revenues.

Third Quarter 2017 Highlights

Major highlights for the third quarter of 2017 include:

•	Boarded over $58,000 UPB including $51,000 UPB of subservicing

•	Achieved 5.0 basis points of adjusted Servicing profitability (5.0 basis points average for the nine months ended September 30, 2017)

•	Provided over 12,550 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payment, to 3.2%, the lowest rate in our history

•	Funded 22,980 loans totaling $5,102, which included $3,006 related to retaining customers from our servicing portfolio

•	Refinance recapture rate remained strong at 52%

•	Sold 2,772 properties and completed 99,407 Xome service orders

•	Repurchased $26 unsecured senior notes during the quarter

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $224 as of September 30, 2017 compared to $489 as of December 31, 2016. Total stockholders' equity was $1,677 as of September 30, 2017 compared to $1,683 as of December 31, 2016. During the nine months ended September 30, 2017, operating activities provided cash totaling $1,047. The decrease in cash balance in 2017 is primarily due to the decrease in our advance facilities, unsecured senior notes and other nonrecourse debt in an effort to reduce interest costs. These facilities can be increased or decreased to align with our cash requirements. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk. Our surplus capital and liquidity allows us to execute on our growth plans and take advantage of current market conditions.
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

Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward and reverse mortgage loans. To the extent we sell MSRs, we accelerate the recovery of the related advances. Operating efficiencies have served to mitigate and limit losses incurred in the servicing of our portfolios, and responsive cost containment measures have allowed us to quickly adjust cost structures with changes in revenue volumes.

We have sufficient borrowing capacity to support our operations. As of September 30, 2017, total available borrowing capacity is $7,045, of which $3,472 is unused.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues - operational	$454	$551	$1,389	$1,628
Revenues - MTM	(48)	(9)	(176)	(502)
Total revenues	406	542	1,213	1,126
Expenses	368	407	1,109	1,232
Other income (expenses), net	(26)	(64)	(118)	(182)
Income (loss) before income tax	12	71	(14)	(288)
Less: Income tax expense (benefit)	5	29	(4)	(106)
Net income (loss)	7	42	(10)	(182)
Less: Income (loss) attributable to noncontrolling interests	—	(3)	1	(3)
Net income (loss) attributable to Nationstar	$7	$45	$(11)	$(179)
Effective tax rate	37.1%	40.6%	29.1%	36.8%

Income (loss) before income tax by operating and non-operating segments:
Servicing	$15	$35	$(1)	$(323)
Originations	45	83	123	182
Xome	11	20	41	53
Corporate and other	(59)	(67)	(177)	(200)
Consolidated loss before income tax	$12	$71	$(14)	$(288)

During the three months ended September 30, 2017, income before income tax decreased compared to the same period in 2016 due to lower total revenues primarily driven by a decrease in servicing fees from mortgage servicing rights, which was partially offset by an increase in subservicing fees, and a decline in MTM revenue adjustments over the period. Revenues also declined due to lower locked origination volumes as a result of the higher interest rate environment and due to lower sales volumes of Xome's real estate title services. During the nine months ended September 30, 2017, loss before income tax improved compared to the same period in 2016 due to higher total revenues and lower expenses, primarily due to improved MTM revenue adjustments and lower costs associated with cost reduction initiatives. MTM revenue improved due to greater stability of interest rates in the period. Servicing related revenues decreased primarily due to the decrease in servicing fees from mortgage servicing rights, which was partially offset by the increase in the subservicing fees.

Consolidated expenses decreased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to volume declines in both our Originations and Xome segments, partially offset by increases in servicing expense. Originations expenses decreased due to continued focus around efficiency improvements and lower TILA RESPA Integrated Disclosure ("TRID") related expenses. Xome expenses decreased primarily due to a decline in direct vendor costs and in system transaction related fees as we migrated our operations onto our own proprietary technology. Servicing expenses increased primarily due to the onboarding of new loan portfolios.
Consolidated other income (expenses), net improved in the three and nine months ended September 30, 2017 compared to the same periods in 2016. Reverse mortgage interest income and reverse mortgage interest expense increased in 2017 due to an expansion of the reverse mortgage portfolio in December 2016. In addition, we began accreting the discount associated with the reverse mortgage portfolio acquired in December 2016. For the nine months ended September 30, 2017, $22 of accretion was recorded. As a result of the transfer of the portfolio from the subservicer to our platform in the third quarter of 2017, we were able to evaluate the risk profile of the portfolio utilizing our newly developed reverse mortgage risk model, thus establishing the proper basis in the portfolio acquired.

During the three months ended September 30, 2017, income before tax decreased compared to the same period in 2016, resulting in a decrease in income tax expense. During the nine months ended September 30, 2017, the loss before income tax decreased compared to the same period in 2016, resulting in a decrease in income tax benefit. The effective tax rate declined to 37.1% and 29.1% in the three and nine months ended September 30, 2017 from 40.6% and 36.8% in the same periods in 2016, respectively. The decreased rate is attributable to the tax effect of permanent differences, which partially offset the tax benefit due to the sale of the retail title division of Xome in the second quarter of 2017.

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

Servicing Segment

We service both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper® and Champion Mortgage brands together service approximately 3.3 million customers with an outstanding principal balance of $533 billion. As of September 30, 2017, the outstanding principal balance consisted of approximately $497 billion in forward servicing, of which $208 billion was subservicing, and $36 billion in reverse servicing.

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

Reverse Servicing - Although we do not originate reverse mortgage loans, we provide servicing of acquired reverse mortgage portfolios. A MSR or Mortgage Servicing Liability ("MSL") is recorded for acquired servicing rights associated with unsecuritized portfolios. We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs are recorded at fair value upon acquisition and at amortized cost in subsequent periods. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs are recorded to servicing revenue and fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage home equity conversion mortgage ("HECM") loans and the interest expense accrued for the respective HECM mortgage-backed securities ("HMBS") are recorded in other income (expense). Accretion of the discounted purchase price on certain portfolios is recorded to other income (expense).

The following table sets forth the results of operations for the Servicing segment.

Table 2. Servicing Operations	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Operational	$299	$312	$900	$962
Amortization	(60)	(92)	(187)	(235)
Mark-to-market adjustments	(48)	(9)	(176)	(502)
Total revenues	191	211	537	225
Expenses	185	150	518	477
Total other income (expenses), net	9	(26)	(20)	(71)
Income (loss) before income taxes	$15	$35	$(1)	$(323)

For the three and nine months ended September 30, 2017, operational revenues decreased compared to the same periods in 2016. The decrease in operational revenues was primarily due to a decrease in base servicing fees caused by a reduction in the forward MSR portfolio. Partially offsetting the reduction in base servicing fees was an increase in subservicing fees, resulting from the significant growth of the subservicing portfolio as compared to the same period in 2016. Amortization for the three and nine months ended September 30, 2017 decreased due to a decline in prepayments resulting from the higher interest rate environment and due to lower MSR holdings. The change in the mark-to-market revenue for the three and nine months ended September 30, 2017 is primarily due to the change in interest rates having a reduced impact for these periods when compared to the same periods in 2016. Other income increased due to the accretion associated with the purchase price discount related to a reverse portfolio acquisition in December 2016.

Expenses for the three and nine months ended September 30, 2017 increased from the comparable period in 2016 primarily due to one-time charges related to migration of call centers on shore, and organizational restructuring costs.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance - beginning of period	$461,873	$341,299	$434,295	$367,800
Additions:
Originations	5,019	5,610	14,173	15,015
Acquisitions	52,780	101,024	113,606	101,866
Deductions:
Dispositions	(910)	(81)	(3,015)	(1,517)
Principal reductions and other	(4,957)	(4,361)	(12,931)	(10,394)
Voluntary reductions(1)	(15,659)	(14,778)	(43,589)	(38,743)
Involuntary reductions(2)	(1,606)	(2,153)	(5,699)	(7,470)
Net changes in loans serviced by others	(111)	(45)	(411)	(42)
Balance - end of period	$496,429	$426,515	$496,429	$426,515

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to charge off of loans.

During the three and nine months ended September 30, 2017, our forward servicing and subservicing portfolio's UPB grew by $34,556 and $62,134, respectively. The increase is primarily due to the boarding of UPB related to an $111 billion UPB subservicing contract, based on the initial estimates, executed in the first quarter of 2017. Under the agreement, $29 billion UPB and $72 billion UPB have been boarded during the three and nine months ended September 30, 2017, respectively. Based on the updated estimates, we expect to subservice a total of $107 billion UPB. We anticipate that the remaining $35 billion will be boarded in the fourth quarter of 2017. Although the first three quarters of 2017 experienced higher interest rates than the first three quarters of 2016, payoff activity increased due to the larger portfolio.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$223	17	$242	25	$687	19	$760	26
Modification fees(2)	7	1	28	3	35	1	57	2
Incentive fees(2)	11	1	7	1	24	1	21	1
Late payment fees(2)	19	1	20	2	63	2	57	2
Other ancillary revenues(2)	38	3	54	6	120	3	184	6
Other revenues	4	—	9	1	16	—	27	1
Total forward MSR operational revenue	302	23	360	38	945	26	1,106	38
Base subservicing fees and other subservicing revenue(2)	34	3	16	2	86	2	33	1
Reverse servicing fees	16	1	11	1	43	1	46	1
Total servicing fee revenue	352	27	387	41	1,074	29	1,185	40
Amortization
Forward MSR amortization	(100)	(8)	(137)	(14)	(307)	(8)	(383)	(13)
Excess spread accretion	41	3	46	5	123	3	149	5
Reverse MSR amortization	(1)	—	(1)	—	(3)	—	(1)	—
Total amortization	(60)	(5)	(92)	(9)	(187)	(5)	(235)	(8)
MSR financing liability costs	(17)	(1)	(24)	(2)	(56)	(2)	(77)	(3)
Excess spread costs - principal	(36)	(3)	(51)	(5)	(118)	(3)	(146)	(5)
Total operational revenue	239	18	220	25	713	19	727	24
Mark-to-Market Adjustments
MSR MTM(3)	(56)	(4)	(59)	(6)	(182)	(5)	(579)	(20)
Excess spread / financing MTM	8	1	50	5	6	—	77	3
Total MTM adjustments	(48)	(3)	(9)	(1)	(176)	(5)	(502)	(17)
Total revenues - Servicing	$191	15	$211	24	$537	14	$225	7

(1) Calculated bps are as follows: Annualized $ amount/Average UPB X 10000.
(2) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues. During the three and nine months ended September 30, 2017, we recorded $4 cancellation fee related to a pending termination of a subservicing agreement.
(3) The amount of MSR MTM includes $20 and $27 associated with inactive and liquidated loans that are no longer part of the MSR portfolio for the three months ended September 30, 2017 and 2016, respectively, and $69 and $85 for the nine months ended September 30, 2017 and 2016, respectively. These amounts were transferred to reserves on advances and other receivables during the first three quarters of 2017 and 2016, respectively.

Forward - Due to the decline of the forward MSR portfolio's average UPB, base servicing fee revenue decreased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016. A decline in servicing fees per average forward UPB to 17 bps from 25 bps in the three months ended September 30, 2017 and 2016, respectively, and to 19 bps from 26 bps in the nine months ended September 30, 2017 and 2016, respectively, was a result of the shift between the MSR and subservicing portfolio. In addition, other ancillary revenues decreased during 2017 primarily due to a nonrecurring gain of approximately $17 from the 2016 sale of reverse mortgage loans acquired from a reverse mortgage loan trust which we were the master servicer and holder of clean-up call rights, and due to the elimination of web payment fees in 2017.

MSR prepayment and scheduled amortization decreased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to lower MSR holdings and increased interest rates resulting in lower prepayments.

Total MTM adjustments improved in the nine months ended September 30, 2017 as compared to the same period in 2016, also due to lower prepayments.

Subservicing - Subservicing fees increased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, due to growth in the average UPB of subserviced portfolios of $126 billion in 2017 over comparable periods in 2016. Two significant contracts were boarded in the second half of 2016 with total UPB approximating $95 billion, and a subservicing agreement was executed in January 2017 for approximately $111 billion UPB based on the initial estimates, of which $72 billion UPB has been boarded as of September 30, 2017. Based on the updated estimates, the Company expects to subservice a total of $107 billion under the agreement and anticipates that the remaining $35 billion UPB will be boarded in the fourth quarter of 2017.

Reverse - Base servicing fees on reverse MSR portfolios increased in the three months ended September 30, 2017 as compared to the same period in 2016 due to the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse loans in December 2016.

Table 5. Servicing Portfolio - Unpaid Principal Balances	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Average UPB:
Forward MSRs - fair value	$293,310	$317,603	$302,112	$328,028
Subservicing and other(1)	191,655	44,685	155,839	30,056
Reverse MSRs - amortized costs	36,004	27,338	37,094	28,426
Total average UPB	$520,969	$389,626	$495,045	$386,510

			September 30,
			2017	2016
Ending UPB:
Forward MSRs
Agency			$210,957	$225,920
Non-agency			77,493	87,187
Total MSRs			288,450	313,107

Subservicing and other(1)
Agency			200,001	105,040
Non-agency			7,978	8,368
Total subservicing and other			207,979	113,408

Reverse loans
MSR			9,666	10,553
MSL			16,383	9,002
Securitized loans			10,363	7,300
Total reverse portfolio serviced			36,412	26,855
Total ending UPB			$532,841	$453,370

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Modifications and workout units:
Home Affordable Modification Program ("HAMP") modifications	515	3,547	7,090	11,237
Non-HAMP modifications	5,916	5,339	17,236	18,396
Workouts(1)	6,119	7,227	20,998	16,107
Total modification and workout units	12,550	16,113	45,324	45,740

(1) Workout units were updated to include payment deferral modifications.

Total modifications and workouts during the three and nine months ended September 30, 2017 decreased compared to the same periods in 2016, due to the expiration of the HAMP program in December 2016. Borrowers who had requested assistance or to whom an offer of assistance has been extended, had until September 30, 2017 to finalize their modification. In December 2016, Fannie Mae and Freddie Mac announced the new Flex Modification program to provide relief for distressed borrowers. Servicers were required to implement the Flex Modification by October 1, 2017. Under this new program, we, as a servicer, are eligible for financial incentives for completing modifications.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	September 30,
	2017	2016
Average loan count	3,042,795	2,568,039
Average loan amount(2)	$163,214	$166,276
Average coupon - credit sensitive(3)	4.7%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.1%
60+ delinquent (% of loans)(4)	3.2%	4.7%
90+ delinquent (% of loans)(4)	2.8%	4.3%
120+ delinquent (% of loans)(4)	2.6%	4.0%
Total prepayment speed (12 month constant pre-payment rate)	13.8%	18.4%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. We continue to experience decreasing delinquency rates in the three and nine months ended September 30, 2017, which preserves the value of our MSRs.

Servicer Ratings

Nationstar participates in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for its servicing operations as of September 30, 2017.

Table 8. Servicer Ratings	Fitch	Moody's	S&P

Rating date	August 2017	May 2017	October 2016

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2-	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of 1 (Strong Ability/Stability) to 5 (Weak Ability/Stability)

In August 2017, Fitch Ratings upgraded our following ratings: i) residential rating to RPS2- from RPS3+, ii) master servicer rating to RMS2+ from RMS2, iii) special servicer rating to RSS2- from RSS3+, and iv) subprime servicer rating to RPS2- from RPS3+. The residential and special servicer rating upgrades reflect our operational and technology enhancements to support our servicing operations, comprehensive internal control environment, and improved internal audit results. The master servicer rating upgrade reflects continued enhancements to the master servicing platform, established controls and processes, effective utilization of technology, and experienced management and staff.

In May 2017, Moody’s Investor Service upgraded our Servicer Quality assessment to SQ2- from SQ3+ as a Master Servicer of residential mortgage loans. The assessment is based on our strong reporting and remittance processes, as well as strong compliance and monitoring capabilities.

In April 2017, we received Fannie Mae’s Servicer Total Achievement and Rewards™ (STAR™) performer recognition for overall performance in 2016. The STAR Program recognizes top-performing mortgage servicers for outstanding customer service and helping homeowners find the right solutions to fit their needs. We have received the highest level of recognition for top servicing performance for three consecutive years.

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Three months ended September 30,				Nine months ended September 30,
	2017		2016(1)		2017		2016(1)
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$76	6	$64	7	$218	6	$198	7
General and administrative
Servicing support fees	32	2	33	3	108	3	109	4
Corporate and other general and administrative expenses	27	2	35	4	93	3	100	3
Foreclosure and other liquidation related expenses	44	3	12	1	83	2	53	2
Depreciation and amortization	6	—	6	1	16	—	17	1
Total general and administrative expenses	109	7	86	9	300	8	279	10
Total expenses - Servicing	$185	13	$150	16	$518	14	$477	17

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with our business. Certain 2016 costs within salaries wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

Total expenses increased in the three months and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the increase in salaries, wages and benefits in 2017. The increase in salaries, wages and benefits can be attributed to the significant expansion of the subservicing portfolio in the second half of 2016, which continued into 2017, and to a reduction in offshore positions. Additionally, we launched our own reverse servicing system and terminated our existing contract with a subservicer. As a result, we increased staff to perform tasks previously performed by the subservicer. General and administrative expenses decreased in the three and nine months ended September 30, 2017. Continued cost containment measures as well as continued performance improvement in our forward mortgage loan portfolio as reflected by lower delinquencies and closure of our facility in Buffalo, New York in August 2017, contributed to the decrease in general and administrative expenses. Foreclosure and other liquidation related expenses increased primarily due to our reverse servicing portfolio. We evaluate our reserve needs based on portfolio performance characteristics. During the third quarter of 2017, we refined our reverse exposure model, which utilizes two years of empirical data, and also consolidated our portfolio onto our own servicing platform. Due to these activities, reserves were increased for the reverse portfolio.

Though salaries, wages and benefits increased in 2017 as a result of the expansion of our subservicing portfolios, it remained stable when measured in bps of UPB due to improved portfolio performance, investments in technology and other operational improvements.

Table 10. Servicing - Other Income (Expenses), Net	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse mortgage interest income	$135	10	$81	8	$368	10	$251	9
Other interest income	6	—	1	—	16	—	3	—
Interest income	141	10	82	8	384	10	254	9

Reverse mortgage interest expense	(95)	(7)	(64)	(7)	(288)	(8)	(196)	(7)
Advance interest expense	(8)	(1)	(13)	(1)	(26)	(1)	(42)	(1)
Other interest expense	(27)	(2)	(31)	(3)	(88)	(2)	(87)	(3)
Interest expense	(130)	(10)	(108)	(11)	(402)	(11)	(325)	(11)
Other expense	(2)	—	—	—	(2)	—	—	—
Total other income (expenses) - Servicing	$9	—	$(26)	(3)	$(20)	(1)	$(71)	(2)

Weighted average cost - advance facilities	3.1%		2.9%		3.1%		2.8%
Weighted average cost - excess spread financing	8.9%		9.0%		8.9%		9.0%

Reverse mortgage interest income and expense increased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The increase was primarily due to the growth of the reverse mortgage portfolio in December 2016 with the acquisition of $3,691 UPB of securitized reverse loans and HMBS notes along with the accretion associated with the purchase discount with this portfolio. Advance interest expense declined in 2017 due to the reduction of advances in 2016, which were primarily associated with sales of the related MSR, as well as portfolio performance.

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	September 30, 2017			December 31, 2016
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$210,957	$2,250	4.5%	$227,062	$2,394	4.4%
Non-agency	77,493	706	4.6%	85,014	766	4.5%
Total MSRs - fair value	288,450	2,956	4.5%	312,076	3,160	4.5%

Subservicing and other(1)
Agency	200,001	N/A	N/A	110,848	N/A	N/A
Non-agency	7,978	N/A	N/A	11,371	N/A	N/A
Total subservicing and other	207,979	N/A	N/A	122,219	N/A	N/A

Reverse portfolio - amortized cost
MSR	9,666	5	N/A	10,351	6	N/A
MSL	16,383	(53)	N/A	17,574	(48)	N/A
Securitized loans	10,363	10,299	N/A	11,015	11,033	N/A
Total reverse portfolio serviced	36,412	10,251	N/A	38,940	10,991	N/A
Total servicing portfolio unpaid principal balance	$532,841	$13,207	N/A	$473,235	$14,151	N/A

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

Table 12. Fair Value MSR Valuation	September 30, 2017			December 31, 2016
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$174,318	$1,640	94	$198,935	$1,818	91
Interest sensitive - agency	114,132	1,316	115	113,141	1,342	119
Total MSRs - fair value	$288,450	$2,956	102	$312,076	$3,160	101

The credit sensitive pool increased by 3 bps in value at September 30, 2017 compared to December 31, 2016 due to lower delinquency and foreclosure rates. The fair value of our interest sensitive portfolio decreased by 4 bps at September 30, 2017 compared to December 31, 2016 due to an increase in forecasted prepayment speeds resulting in shorter weighted-average lives for MSRs.

The following table sets forth changes in our owned forward MSR portfolio that is measured at fair value.

Table 13. MSRs - Fair Value, Roll Forward	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fair value - beginning of period	$3,046	$2,794	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	48	54	151	142
Purchases of servicing rights	17	41	30	39
Dispositions:
Sales of servicing rights	(26)	(11)	(24)	(24)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(12)	(33)	(21)	(190)
Interest sensitive	(27)	1	(92)	(304)
Other changes in fair value:
Scheduled principal payments	(20)	(20)	(62)	(61)
Disposition of negative MSRs and other(1)	11	15	59	87
Prepayments
Voluntary prepayments
Credit sensitive	(42)	(54)	(131)	(156)
Interest sensitive	(29)	(47)	(79)	(115)
Involuntary prepayments
Credit sensitive	(6)	(8)	(22)	(30)
Interest sensitive	(4)	(7)	(13)	(21)
Fair value - end of period	$2,956	$2,725	$2,956	$2,725

(1) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	September 30,
	2017	2016
Credit Sensitive MSRs
Discount rate	11.4%	11.6%
Weighted average prepayment speeds	15.4%	17.4%
Weighted average life of loans	5.6 years	5.5 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	11.3%	16.1%
Weighted average life of loans	6.5 years	5.0 years
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

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of MSRs; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential and certain funds managed by Fortress Investment Group. In 2016, we also entered into excess spread financing arrangements with a third-party associated with funds and accounts under management of BlackRock Financial Management, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of September 30, 2017 and December 31, 2016 is disclosed.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 15. Excess Spread Financing	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fair value - beginning of period	$1,121	$1,095	$1,214	$1,232
Additions:
New financings	—	—	—	—
Deductions:
Repayments of debt (1)	(9)	—	(9)	—
Settlements of principal balances	(51)	(51)	(159)	(146)
Fair value changes:
Credit Sensitive	(12)	(31)	5	(44)
Interest Sensitive	(3)	(1)	(5)	(30)
Fair value - end of period	$1,046	$1,012	$1,046	$1,012

			September 30,
Assumptions			2017	2016
Weighted average prepayment speeds			13.9%	12.5%
Weighted average life of loans			5.9 years	5.4 years
Discount rate			10.8%	11.0%

Credit Sensitive
Mortgage prepayment speeds			14.4%	12.0%
Average life of mortgage loans			5.8 years	5.5 years
Discount rate			11.1%	11.4%

Interest Sensitive
Mortgage prepayment speeds			11.6%	15.0%
Average life of mortgage loans			6.1 years	5.1 years
Discount rate			8.9%	8.9%
(1) In August 2017, we entered into a special arrangement where we sold $26 MSRs and subsequently purchased $8 MSRs of these MSRs previously sold. In connection with the transaction, the Company used the proceeds to pay down $9 excess spread financing liabilities.

In conjunction with the excess spread financing servicing acquisition structure, we also entered into several sale agreements whereby we sold the right to repayment on outstanding private-label servicing advances and also sold the right to receive the base fee component on the related MSRs. We continue to service the loans in exchange for a portion of the base fee. These financings are recorded at fair value and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

Table 16. MSRs Financing Liability - Rollforward	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fair value - beginning of period	$13	$80	$27	$69
Mark-to-Market Adjustments(1)
Changes in valuation inputs or assumptions used in the valuation model	6	(7)	(9)	10
Other changes in fair value	1	(6)	2	(12)
Fair value - end of period	$20	$67	$20	$67

			September 30,
			2017	2016
Weighted Average Assumptions
Advance financing rates			3.5%	3.3%
Annual advance recovery rates			23.3%	24.2%

(1) The changes in fair value related to our MSRs financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at September 30, 2017 and December 31, 2016 being advance financing rates and annual advance recovery rates. The liability value decreased in the three and nine months ended September 30, 2017 primarily due to the decrease in the UPB of the underlying MSRs, which resulted in a decrease in the retained fee owed over 2017.
The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	September 30,
	2017	2016
Owned forward servicing portfolio - unencumbered	$80,920	$100,418
Owned forward servicing portfolio - encumbered	207,530	212,689
Subserviced forward servicing portfolio and other	207,979	113,408
Total unpaid principal balance	$496,429	$426,515

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which we own the mortgage servicing rights. The increase in subserviced forward servicing portfolio and other was primarily due to the addition of subserviced portfolios previously announced.

Reverse - MSRs and Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSRs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	September 30, 2017	December 31, 2016
Loan count	224,003	233,207
Ending unpaid principal balance	$36,412	$38,940
Average loan amount(1)	$162,552	$166,975
Average coupon	3.8%	3.4%
Average borrower age	78	78

(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically which are secured by the equity in the borrower's home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. In December 2016, we acquired a reverse mortgage portfolio which included servicing rights related to $9,305 UPB of Fannie Mae HECM loans and reverse mortgage interests related to $3,840 UPB of Ginnie Mae HMBS loans and related unsecuritized advances.

Each quarter, we accrete the MSR to service related revenue, net as the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment or increased servicing obligations, if any, represent the excess of amortized carrying values of an individual stratum over its estimated fair value and is recognized to general and administration expense. Based on our assessment, the MSL obligation was increased by $6 and no impairment was required for the MSR as of September 30, 2017.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

Our direct-to-consumer lending channel originates first-lien conventional and government-insured loans. Our direct-to-consumer strategy relies on call centers and our website to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increase our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

Our correspondent lending channel acquires newly originated residential mortgage loans that have been underwritten to investor guidelines. This includes both conventional and government-insured loans that qualify for inclusion in securitizations that are guaranteed by the agencies. Our correspondent lending channel enables us to replenish servicing portfolio run-off typically at better return thresholds than traditional bulk or flow MSR acquisitions.

To mitigate credit risk, we typically sell loans within 30 to 60 days of origination while retaining the associated servicing rights. Servicing rights can be retained, sold (servicing released) or be given back to the investor in part or in its entirety, depending on the subservicing or co-invest agreements.

Table 19. Originations - Operations	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$150	$224	$449	$573
Expenses	106	141	326	394
Other income (expenses), net	1	—	—	3
Income before income tax expense	$45	$83	$123	$182
Income before taxes margin	30.0%	37.1%	27.4%	31.8%

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$150	$224	$449	$573
Pull through adjusted lock volume	$4,930	$5,881	$12,935	$15,683
Revenue basis points(1)	3.04%	3.81%	3.47%	3.65%

Expenses	$106	$141	$326	$394
Funded volume	$5,102	$5,532	$13,988	$14,977
Expenses basis points(2)	2.08%	2.55%	2.33%	2.63%

Margin	0.96%	1.26%	1.14%	1.02%

(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense decreased for both the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The declines in revenue for the three and nine months ended September 30, 2017 are due to lower volume and margins. Revenue basis points for the third quarter and year-to-date 2017 over 2016 declined due to higher correspondent mix and lower HARP mix. Expense basis points in 2017 declined over 2016 due to increased productivity, cost reduction initiatives and non-recurring TRID related expenses that were incurred in the first half of 2016. Net margin for year-to-date 2017 over 2016 improved due to the reduction in expense basis points.

To mitigate the impact from the volatility in interest rates, our Originations segment plans to continue to expand our current service offerings, including further penetration into purchase recapture, as well as investing in technology initiatives to improve overall customer experience and employee productivity.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service related, net - Originations	$16	$16	$47	$47
Net gain on mortgage loans held for sale
Gain on loans originated and sold	89	144	293	361
Fair value adjustment on loans held for sale	6	(13)	16	14
Mark-to-market on locks and commitments(1)	(1)	10	(23)	34
Mark-to-market on derivative/hedges	(4)	16	(28)	(15)
Capitalized servicing rights	46	51	143	133
Provision of repurchase reserves, net of release	(2)	—	1	(1)
Total net gain on mortgage loans held for sale	134	208	402	526
Total revenues - Originations	$150	$224	$449	$573

Key Metrics
Consumer direct lock pull through adjusted volume ($)(2)	$3,006	$4,034	$8,466	$10,293
Other lock pull through adjusted volume ($)(2)	1,924	1,847	4,469	5,390
Total pull through adjusted volume	$4,930	$5,881	$12,935	$15,683
Funded volume	$5,102	$5,532	$13,988	$14,977
Funded HARP volume	$772	$1,010	$2,932	$3,381
Recapture percentage	23.9%	27.2%	26.5%	28.6%
Purchase percentage of funded volume	36.3%	23.7%	28.6%	24.9%
Value of capitalized servicing	93 bps	89 bps	101 bps	91 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three and nine months ended September 30, 2017, total revenues decreased compared to the same periods in 2016 primarily due to lower locked volume. The volume decrease was attributable to increases in interest rates (10 Year Treasury, as measured by the average over the respective quarter, increased from 1.9%, 1.8% and 1.6% during the first, second and third quarters of 2016, respectively, to 2.4%, 2.3% and 2.2% in the first, second and third quarters of 2017, respectively), which drove lower demand for refinance loans.

In August 2017, the Federal Housing Finance Agency announced the extension of the HARP program to December 31, 2018 which will allow us to continue to serve qualified homeowners with the opportunity to refinance their mortgage.

Table 21. Originations - Expenses	Three months ended September 30,		Nine months ended September 30,
	2017	2016(1)	2017	2016(1)
Salaries, wages and benefits	$66	$82	$195	$227
General and administrative
Loan origination expenses	13	23	46	59
Corporate and other general and administrative expenses	10	17	36	56
Marketing and professional service fee	14	16	41	43
Depreciation and amortization	3	3	8	9
Total general and administrative	40	59	131	167
Total expenses - Originations	$106	$141	$326	$394

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with our business. Certain 2016 costs within salaries, wages and benefits, and operational expenses were reclassified between segments to conform to current year allocation methods.

For the three and nine months ended September 30, 2017, total expenses decreased 25% and 17% as compared to the same periods in 2016, respectively. The continued reduction in expenses can be attributed to declines in volumes, improvements in efficiency and lower TRID related expenses. Partially offsetting the volume related reductions during the nine months ended September 30, 2017 were exit and restructuring costs incurred to improve the alignment of costs with current operations. The restructuring costs included $1 of severance expense in salaries, wages and benefits and $3 of exit costs associated with the restructuring of leases included in corporate and other general and administrative expenses. In addition, lower loan origination expenses contributed to the overall decrease in expenses due to lower Truth-In-Lending disclosure expenses and stronger underwriting.

Table 22. Originations - Other Income (Expenses), Net	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income	$14	$17	$39	$48
Interest expense	(13)	(16)	(39)	(44)
Other expense	—	(1)	—	(1)
Other income, net - Originations	$1	$—	$—	$3

Weighted average note rate - mortgage loans held for sale	4.1%	3.9%	4.1%	4.0%
Weighted average cost of funds (excluding facility fees)	3.6%	2.9%	3.5%	2.9%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

Interest income decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to a reduced loan volume originated in 2017. In addition, interest expense decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The reduction in interest expense is primarily due to a decrease in origination activities resulting in lower financed amounts during the period.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Repurchase reserves - beginning of period	$14	$26	$18	$26
Provision, net of release	2	—	(1)	1
Charge-offs	(1)	(1)	(2)	(2)
Repurchase reserves - end of period	$15	$25	$15	$25

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

We provide certain representations and warranties on the sale of its mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. The repurchase reserves are regularly evaluated for adequacy based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions.

We continue to experience improvements in loss rates in 2017 due to stronger underwriting standards and due to the expiring repurchase obligations, including higher risk loans associated with the mortgage loan crisis prior to 2008. Accordingly, these lower loss rates have resulted in an overall reduction of reserve balances for the nine months ended September 30, 2017 as repurchase liabilities expire with loss rates below provisioned levels. We believe our reserve balances as of September 30, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

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

Exchange revenue is comprised of real estate sales. During the third quarter of 2016, we completed the migration of sales from Homesearch.com, our legacy residential real estate platform, to our Xome.com platform which leverages our new proprietary auction technology. The Xome.com platform was designed to increase transparency and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales.

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

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. Our Xome platform is accessible through a combination of a web-based platform and mobile apps, giving customers instant access to over 97% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. SaaS also includes our technology and corporate support groups.

Table 24. Xome - Operations	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$65	$107	$226	$327
Expenses	54	87	193	274
Other income (expenses)	—	—	8	—
Income before income tax expense	$11	$20	$41	$53
Income before taxes margin - Xome	16.9%	18.7%	18.1%	16.2%

Income before income tax expenses decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to the decline in Exchange and Services revenues, which were driven by lower volume of property listings sold and completed orders for title and settlement services. The decrease in revenue were partially offset by a decrease in compensation related expenses due to a decline in headcount and direct vendor costs due to a decline in order volumes. In addition, Xome sold its retail title division in June 2017 and recorded a gain of $8 to other income (expenses).

Table 25. Xome - Revenues	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Exchange	$26	$37	$84	$120
Services	31	62	119	182
SaaS	8	8	23	25
Total revenues - Xome	$65	$107	$226	$327

Key Metrics
Default property listings sold	2,772	4,061	9,260	13,632
Default property listings at period end	4,082	5,284	4,082	5,284
Xome services completed orders	99,407	146,257	326,377	454,932
Percentage of revenue earned from third party customers	32.6%	43.9%	37.4%	39.0%

For the three months and the nine months ended September 30, 2017, Exchange revenues decreased compared to the same periods in 2016 due to a decline in property sales. The reduction in sales volume in 2017 was primarily due to a decrease in default property listings as our sales outflow outpaced our referral inflow. Despite the reduction in total property sales, the Exchange revenues earned from third-party customers for the nine months ended September 30, 2017 increased 55% over the comparable 2016 period. The increase in third-party revenue is due to our focus on business development efforts with new and existing third-party customers.

Services revenues decreased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to a decrease in national and retail title and escrow services and collateral valuation services. Our national and retail title and escrow services revenue was adversely impacted by the higher interest rate environment in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, leading to a decline in order volume. In addition, Xome sold its retail title division in June 2017, which contributed to the revenue decline. Revenue from collateral valuation services decreased primarily due to a decrease in the delinquency rate of our servicing portfolio and the termination of a nonprofitable client relationship in third quarter of 2016.

Table 26. Xome - Expenses	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Salaries, wages and benefits	$27	$44	$98	$132
General and administrative
Operational expenses	24	39	83	126
Depreciation and amortization	3	4	10	16
Loss on impairment of assets	—	—	2	—
Total general and administrative	27	43	95	142
Total expenses - Xome	$54	$87	$193	$274
Salaries, wages and benefits expenses decreased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, driven by a decrease in headcount, the sale of our retail title division and a decline in acquisition related expenses which occurred in the first half of 2016. The decrease in operational expenses was driven by a decline in direct vendor costs in conjunction with the decrease in revenues, as well as a decrease in system transaction related fees as we completed the migration of our operations off of third-party platforms onto our own proprietary technology. Depreciation and amortization decreased primarily due to the migration to the new auction platform in the second half of 2016. In the nine months ended September 30, 2017, we recorded an impairment charge of $2 related to software and hardware for technology assets no longer being developed.

Corporate and Other

Table 27. Corporate and Other - Operations	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$1	$1
Expenses	23	29	72	87
Other income (expenses), net	(36)	(38)	(106)	(114)
Loss before income tax benefit - Corporate and Other	$(59)	$(67)	$(177)	$(200)

Our Corporate and other segment consists of interest expense on our unsecured senior notes and other corporate debt, income or loss from our legacy portfolio consisting of non-prime and nonconforming residential mortgage loans, and corporate expenses that are not directly attributable to our operating segments. The legacy portfolio consists of loans that were transferred to a securitization trust in 2009 that was structured as a secured borrowing. The securitized loans are recorded as mortgage loans on our consolidated balance sheets and the asset backed certificates acquired by third parties are recorded as nonrecourse debt. We also include certain non-allocated corporate expenses, primarily interest expense on unsecured senior notes as well as the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

Table 28. Legacy Portfolio	September 30, 2017	December 31, 2016
Performing - UPB	$160	$167
Nonperforming (90+ delinquency) - UPB	37	49
REO - estimated fair value	2	3
Total legacy portfolio	$199	$219

Table 29. Corporate and Other - Expenses	Three months ended September 30,		Nine months ended September 30,
	2017	2016(1)	2017	2016(1)
Salaries, wages and benefits	$16	$16	$46	$39
General and administrative
Operational expenses	4	9	16	42
Depreciation and amortization	3	4	10	6
Total general and administrative	7	13	26	48
Total expenses - Corporate and Other	$23	$29	$72	$87

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

Total expenses decreased in the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to lower operational expenses. Operational expenses decreased in the three and nine months ended September 30, 2017 due to increased intersegment allocation charges of the offshore salaries to its business segments. Expense decreases were also realized due to cost containment initiatives across corporate functions which included improved legal expenses, lower marketing costs associated with brand spending, and efficiencies realized in the management of our legacy portfolio. Partially offsetting these savings were higher technology costs. Depreciation and amortization costs increased during the nine months ended September 30, 2017 due to growth in our network platforms and development of our new website, which launched in December 2016. The increase in salaries, wages and benefits in the nine months ended September 30, 2017 when compared to 2016 was primarily due to higher headcount from previously outsourced positions being replaced in certain corporate functions and also to the expansion of our offshore shared services.

Table 30. Corporate and Other - Other Income (Expenses), Net	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income, legacy portfolio	$2	$4	$12	$11
Interest expense, legacy portfolio	(2)	(1)	(5)	(6)
Interest expense on unsecured senior notes	(36)	(38)	(109)	(114)
Other interest, net	—	(2)	(2)	(4)
Total interest expense	(36)	(37)	(104)	(113)
Other income (expense)	—	(1)	(2)	(1)
Other income (expenses), net - Corporate and Other	$(36)	$(38)	$(106)	$(114)

Weighted average cost - unsecured senior notes	7.3%	7.3%	7.3%	7.3%

Other income (expenses), net includes interest expense associated with our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes. Overall, total other income (expenses), net in 2017 was lower compared to 2016 due to lower interest expense on unsecured senior notes. Interest expense on unsecured senior notes decreased in 2017 due to repurchases of debt.

Changes in Financial Position

Table 31. Assets	September 30, 2017	December 31, 2016	% Change
Cash and cash equivalents	$224	$489	(54.2)%
Mortgage servicing rights	2,961	3,166	(6.5)%
Advances and other receivables, net	1,625	1,749	(7.1)%
Reverse mortgage interests, net	10,299	11,033	(6.7)%
Mortgage loans held for sale	1,646	1,788	(7.9)%
Other	1,249	1,368	(8.7)%
Total assets	$18,004	$19,593	(8.1)%

Total assets as of September 30, 2017 decreased by $1,589 or 8.1% compared with December 31, 2016 primarily due to the decrease in cash and cash equivalents, advances and other receivables, reverse mortgage interests and mortgage loans held for sale. Cash and cash equivalents decreased $265 primarily due to a strategic decision to utilize cash and cash equivalents to reduce overall interest expense. Advances and other receivables decreased $124 primarily due to stronger recoveries of escrow advances in 2017. Reverse mortgage interests declined $734 primarily due to loan liquidation proceeds in excess of new advances on underlying HECM loans. Mortgage loans held for sale decreased $142 due to lower volume of originated loans given the higher interest rate environment.

Table 32. Liabilities and Stockholders' Equity	September 30, 2017	December 31, 2016	% Change
Unsecured senior notes, net	$1,873	$1,990	(5.9)%
Advance facilities, net	797	1,096	(27.3)%
Warehouse facilities, net	2,774	2,421	14.6%
MSR related liabilities - nonrecourse at fair value	1,066	1,241	(14.1)%
Other nonrecourse debt, net	8,569	9,631	(11.0)%
Other liabilities	1,248	1,531	(18.5)%
Total liabilities	16,327	17,910	(8.8)%
Total stockholders' equity attributable to Nationstar	1,670	1,677	(0.4)%
Noncontrolling interest	7	6	16.7%
Total liabilities and stockholders' equity	$18,004	$19,593	(8.1)%

Stockholders' equity at September 30, 2017 was comparable with December 31, 2016. Within liabilities, the advance facilities decreased by $299 as the portfolio balance declined due to the repayments of advances along with the decision to use cash balances to reduce borrowings. Warehouse facilities increased by $353 primarily due to borrowings to fund reverse mortgage activities. Growth in warehouse borrowings associated with the reverse mortgage portfolio is primarily attributable to an acceleration of HMBS repurchases, of which we expect to assign majority of these loans. MSR related liabilities decreased by $175 primarily due to repayment of excess financing. Other nonrecourse debt decreased by $1,062 primarily due to collections on participating interests in HMBS and repayments of HECM loans. Other liabilities decreased by $283 primarily due to reduction of payables to investors and accounts payable and other accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Sources and Uses of Cash

Our primary sources of funds for liquidity include: (i) servicing fees and ancillary revenues; (ii) payments received from sale or securitization of loans; (iii) payments from the liquidation or securitization of our outstanding participating interests in reverse mortgage loans; (iv) advance and warehouse facilities, other secured borrowings and the unsecured senior notes; and (v) payments received in connection with the sale of advance receivables and excess spread.

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

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We are reliant on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

We own and service reverse mortgage loan portfolios with a UPB of $36,412 as of September 30, 2017, which includes $9,666 of reverse MSRs, $16,383 of reverse MSLs and $10,363 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

During 2017, we continued to expand our subservicing portfolios in order to grow our operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. In January 2017, we executed a subservicing agreement with a subsidiary of New Residential. Under the agreement, we estimated we will subservice approximately $111 billion UPB, primarily comprised of MSRs that New Residential has agreed to purchase from CitiMortgage. Based on updated estimates, we expect to subservice a total of $107 billion UPB. We have boarded a total of $72 billion UPB of those loans, including $29 billion UPB in the third quarter of 2017 and anticipate boarding the remaining $35 billion loans in the fourth quarter of 2017.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Nine months ended September 30,
	2017	2016
Originations net sales activities	$527	$67
Cash provided by operating profits and changes in working capital and other assets	520	513
Net cash attributable to operating activities	$1,047	$580

Originations net sales activities generated cash inflow of $527 and $67 during the nine months ended September 30, 2017 and 2016, respectively. The increase in originations activities in 2017 compared to 2016 is primarily due to a decrease in funded loan volumes of $1,061 and a decrease in purchases of loans from the Ginnie Mae securitization trusts of $195, partially offset by a decrease in proceeds of $796 on the sales of previously originated loans. Cash flows from other operating activities included $1,472 of increased proceeds from the liquidation of reverse mortgage loans net of advance draws. The reverse mortgage proceeds were used for repayment of HECM securitized debt and participating interest financings and were also used to purchase reverse loan assets out of Ginnie Mae securitization trusts, which utilized an additional $859 in 2017.

Table 34. Investing Cash Flows	Nine months ended September 30,
	2017	2016
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(28)	$(36)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	16	—
Proceeds on sale of forward and reverse mortgage service rights	25	25
Proceeds on sale of assets	16	—
All other	(34)	(49)
Net cash attributable to investing activities	$(5)	$(60)

Our investing activities used $5 and $60 during the nine months ended September 30, 2017 and 2016, respectively. The change in investing activities is primarily due to the net proceeds of $16 from the acquisition of reverse mortgage servicing portfolio in September 2017, the proceeds of $16 on sale of Xome's retail title division in June 2017 and the decrease of $8 in purchase of forward mortgage servicing rights. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between periods.

Table 35. Financing Cash Flow	Nine months ended September 30,
	2017	2016
Payment of advance facilities	$(298)	$(458)
Warehouse facilities	351	718
Payment of senior unsecured notes and nonrecourse debt	(145)	(51)
Excess spread and MSR liability financing	(168)	(146)
Decrease in participating interest financing in reverse mortgage interests	(1,730)	(817)
HECM securitizations	217	100
Repurchase of common stock	—	(114)
Transfers from restricted cash, net	38	—
All other	428	330
Net cash attributable to financing activities	$(1,307)	$(438)

Our financing activities used $1,307 and $438 during the nine months ended September 30, 2017 and 2016, respectively. Advance facilities declined by $298 in 2017, consistent with recoveries in advance balances. Borrowings from warehouse facilities decreased in 2017 when compared with same period in 2016 primarily due to lower volume of loan origination activities and initiatives in the second and third quarter of 2017 to reduce interest costs.
Financing costs associated with the reverse mortgage interests increased by $913 in 2017, as a portion of the reverse mortgage proceeds were used to pay down participating interest financings. During the nine months ended September 30, 2017 and 2016, we issued HMBS under new trusts for total proceeds of $701 and $724, respectively. Proceeds from the securitization less scheduled pay downs and amounts incurred to settle the collapsed trusts resulted in net cash inflow of $217 and $100 during the nine months ended September 30, 2017 and 2016, respectively.
Financings from equity transactions resulted in the repurchase in 2016 of common shares of approximately $114 under the previously authorized $250 share repurchase program. This program was subsequently replaced by a new share repurchase program of $100 in January 2017. No shares were repurchased during the nine months ended September 30, 2017.
Restricted cash activity increased by $38 in 2017 primarily due to the timing of fundings and return of funds from restricted cash accounts as certain HECM trusts collapsed in 2017.

Capital Resources

Capital Structure and Debt

We require access to external financing resources from time to time depending on our cash requirements, assessments of current and anticipated market conditions and after-tax cost of capital. If needed, we believe additional capital could be raised through a combination of issuances of equity, corporate indebtedness, asset backed acquisition financing and/or cash from operations. Our access to capital markets can be impacted by factors outside our control, including economic conditions.

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of September 30, 2017, we are in compliance with our financial covenants.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8, Indebtedness and Note 14, Capital Requirements for additional information. As of September 30, 2017, we are in compliance with our seller/servicer financial requirements.

Table 36. Debt	September 30, 2017	December 31, 2016
Advance facilities, net	$797	$1,096
Warehouse facilities, net	2,774	2,421
Unsecured senior notes, net	1,873	1,990

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

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At September 30, 2017, unsecuritized borrow draws totaled $498 and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,921.

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

Table 37. Contractual Maturities - Unsecured Senior Notes

As of September 30, 2017, the expected maturities of our Unsecured Senior Notes based on contractual maturities are presented below:

Year Ending December 31,	Amount
2017	$—
2018	364
2019	324
2020	397
2021	594
Thereafter	206
Unsecured senior notes	1,885
Unamortized debt issuance costs	(12)
Unsecured senior notes, net	$1,873

Contractual Obligations

As of September 30, 2017, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, servicing reserves and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to Nationstar's Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies since December 31, 2016 except that we updated our policy on advances and other receivables to include a more detailed description of our position on write-offs of advance balances.

We record reserves for advances and other receivables and evaluate the sufficiency of such reserves through consideration of both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Recovery of advances and other receivables is subject to significant judgment and estimates based on our assessment of our compliance with servicing guidelines, our ability to produce the necessary documentation to support claims, our ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

Recent Accounting Developments

See Note 1, Nature of Business and Basis of Presentation, in the Consolidated Financial Statements which is incorporated herein for details of recently issued accounting pronouncements and the expected impact on our consolidated financial statements.

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

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 10, Securitizations and Financings, in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 7, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, which is incorporated herein for a summary of our derivative transactions.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at September 30, 2017 are within acceptable ranges based on the materiality of our financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the following:
During the three months ended September 30, 2017, we implemented new controls associated with our internally developed reverse mortgage servicing system in conjunction with the termination of our subservicing contract with third parties who previously serviced reverse mortgage loans on our behalf. All reverse mortgage loans are now serviced internally utilizing our internally developed reverse mortgage servicing system.
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
We continue to receive regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators, various State Attorneys General, the New York Department of Financial Services, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.
For example, we continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. In March 2017, we entered into a consent order with the CFPB for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act. Additionally, we are currently in negotiations with the California Department of Business Oversight to resolve findings in two examinations, one of which dates to 2012. We are also in negotiations with the New York Department of Financial Services regarding findings in two examinations. In both instances, the resolution will involve the payment of civil monetary penalties and other remedial measures. However, management does not believe that resolution of either of these matters would have a material effect on our results of operations or financial position.
In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. We believe that we have meritorious defenses and will continue to vigorously defend ourselves in this matter. An adverse judgment in this matter could have a material adverse effect on our results of operations or financial position. However, if we receive a final adverse judgment, we intend to seek reimbursement from the owners of the loans we serviced, but there can be no assurance that we would prevail with any claims for reimbursement.
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

Item 2. Issuer Purchases of Equity Securities

Our Board of Directors has approved the repurchase of up to $100 of our common stock from January 1, 2017 through December 31, 2017. During the nine months ended September 30, 2017, no shares of our common stock under the share repurchase program were repurchased.

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
July 1, 2017 - July 31, 2017	1	(1)	$17.95	—	$100
August 1, 2017 - August 31, 2017	13	(1)	$17.91	—	$100
September 1, 2017 - September 30, 2017	—		$—	—	$100
Total	14			—

(1) In the third quarter of 2017, approximately 14 thousand shares of common stock were surrendered at an average price of $17.91 per share to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of equity awards.

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

NATIONSTAR MORTGAGE HOLDINGS INC.

November 8, 2017	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

November 8, 2017	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X