Form 10-K
period 2017-12-31
Nationstar Mortgage Holdings Inc.
filed 2018-03-02
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________________________
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☒

Number of shares of common stock, $0.01 par value, outstanding as of February 23, 2018 was 97,727,755.

As of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $510,757,228 based on the closing sales price of $17.89 as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year-end, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

NATIONSTAR MORTGAGE HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K

2 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

In August 2017, we rebranded our operating company, Nationstar Mortgage LLC, to “Mr. Cooper” with the goal of reinventing the mortgage experience and keeping the dream of homeownership alive. The rebrand is a representation of our journey to reinvent customer experience and enhance customer retention. With a continued focus on improving customer service and responding to direct customer feedback, in the last year we launched a new website and mobile application with more user-friendly tools and features and moved our international call center operations back to the United States. We are also focused on continuously improving the customer boarding process.

PROPOSED MERGER WITH WMIH CORP.
On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMIH Corp., a Delaware corporation (“WMIH”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by the Company, WMIH or Merger Sub or by any Company stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share (“WMIH Common Stock”), subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be issued as Merger Consideration in the Merger will be approximately $1.2 billion. The Company’s stockholders must make a cash or stock election at least three business days prior to the closing date, and election forms will be mailed at least twenty business days prior to the election deadline. In addition, WMIH has secured $2.75 billion of financing commitments in connection with the transaction. The Company’s existing senior unsecured notes of approximately $1.9 billion is assumed to be repaid at closing.

Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, (i) each then-outstanding share of Nationstar restricted stock will automatically vest in full and be converted into the right to receive the Merger Consideration, in the form of cash or WMIH Common Stock as elected by the holder thereof, and (ii) each then-outstanding Nationstar restricted stock unit, whether vested or unvested, will automatically vest in full, be assumed by WMIH and converted into a WMIH restricted stock unit entitling the holder thereof to receive upon settlement the Merger Consideration, as elected by the holder, as described above with respect to shares of Nationstar restricted stock, with such payment of cash or delivery of WMIH Common Stock as soon as practicable but no later than three business days after the Effective Time.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 3

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) not to engage in specified types of transactions during this period unless agreed to in writing by WMIH, whose consent cannot be unreasonably withheld, conditioned or delayed; (iii) to convene and hold a meeting of its stockholders for the purpose of the adoption of the Merger Agreement by the Company’s stockholders; and (iv) subject to certain exceptions, to include the recommendation of the board of directors of the Company that its stockholders approve the adoption of the Merger Agreement in its proxy statement for the foregoing stockholders’ meeting. Each of the parties has agreed to use their reasonable best efforts to cause the Merger to be consummated, including obtaining required regulatory approvals, provided that neither WMIH nor any of its affiliates will be required to agree to or accept a Burdensome Condition.

The consummation of the Merger is subject to various conditions, including the following mutual conditions to the obligations of the parties: (i) the adoption of the Merger Agreement by the holders of a majority of Nationstar’s outstanding common stock; (ii) the approval of the issuance of WMIH Common Stock in the Merger (the “WMIH Share Issuance”) by a majority of all votes cast by holders of outstanding shares of WMIH Common Stock and preferred stock (voting on an as-converted basis in accordance with WMIH’s amended and restated certificate of incorporation); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) obtaining required regulatory approvals as specified in the schedules to the Merger Agreement without the imposition of a burdensome condition that would have a material adverse effect on Nationstar and its subsidiaries, taken as a whole, following the Merger (“Burdensome Condition”); (v) the effectiveness of a registration statement on Form S-4 relating to the Merger; (vi) the approval for listing the WMIH Common Stock issuable in the Merger on the NASDAQ Stock Market LLC, subject to official notice of issuance; (vii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (viii) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; and (ix) performance by each party in all material respects with its covenants. The receipt of a tax opinion from WMIH’s tax advisor that there should not have been an “ownership change” (within the meaning of Section 382(g) of the Internal Revenue Code) since March 19, 2012, and the Merger, taken together with the other transactions contemplated by the Merger Agreement and occurring on the closing date, should not result in such an ownership change, is a condition to the obligations of Nationstar to consummate the Merger.

BUSINESS SEGMENTS
We conduct our operations through three operating segments: Servicing, Originations and Xome®. For financial information concerning our operating segments, see Note 20, Business Segments Reporting, in the consolidated financial statements.

Servicing
As of December 31, 2017, we serve approximately 3.3 million customers with an aggregate unpaid principal balance ("UPB") of approximately $508 billion. We are the largest non-bank servicer and third largest residential mortgage servicer in the United States according to Inside Mortgage Finance. During 2017, we boarded $175 billion UPB of loans and ended 2017 with another record breaking year-end UPB in our history.

We service loans on behalf of investors or owners of the underlying mortgages, and because we do not generally hold loans for investment purposes, our loss exposure is limited to investor guidelines regarding the servicing of delinquent loans. We have exposure to credit risk to the extent we are required to make servicing advances or in certain circumstances, with Federal Housing Administration ("FHA") or Department of Veterans Affairs ("VA") loans. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio.

4 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The chart below sets forth the portfolio mix between serviced, subserviced and reverse loans as of December 31, 2015, 2016 and 2017.

Owned forward servicing
We own the right to service loans owned by investors, which typically result from bulk acquisitions, flow agreements, or the sale and securitization of loans we originate. Where we own the right to service loans, we recognize a MSR asset in our consolidated financial statements and have elected to mark this portfolio to fair value each quarter. Servicing activities for owned MSRs include the collection and recording of mortgage payments, the administration of mortgage escrow accounts, negotiations of workouts and modifications and, if necessary, conducting or managing the foreclosure (real estate owned or "REO") on behalf of investors or other servicers. We primarily generate recurring revenue through contractual fees earned from our MSRs, which are a stated percentage of the UPB of current performing loans and ancillary revenues (e.g., modification fees, late fees, incentive fees). As the MSR owner, we are, in several instances, obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments when the mortgage loan borrower has failed to make the scheduled payments and to cover foreclosure costs and various other items that are required to preserve the assets being serviced. These servicer advance obligations require significant capital and liquidity in order to fund the advances until we are contractually authorized to reimburse ourselves for the advances from the loan investor.

Servicing revenues are intended to cover the costs and operating risks associated with MSR ownership, which include carrying costs associated with advances to pay taxes, insurance and foreclosure costs and also include costs incurred as a result of potential operational errors.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 5

Subservicing
We service loans on behalf of our clients who own the underlying servicing rights. Since we do not own the right to service the loan, we do not recognize an asset in our consolidated financial statements. We primarily generate revenue based upon a stated fee per loan that varies based on the loans' delinquency status. Subservicing fee revenue is generally less than the servicing fee received by the owner of the MSR; however, subservicing loans reduces the interest rate exposure and related revenue volatility from MSR fair value changes and eliminates compensating interest expense and payoff-related costs. As a subservicer, we may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to owned MSR portfolios, and recovery times are substantially faster, often within the following month. Capital requirements for subservicing arrangements are lower than for owned MSRs. Additionally, our exposure to foreclosure-related costs and losses is generally limited in our subservicing relationships as those risks are retained by the owner of the MSR.

During 2017, we continued to expand our subservicing portfolio by boarding $145 billion UPB of subservicing. We believe the expansion of subservicing operations allows us to leverage the scale of our technology and labor capital to provide cost effective servicing to customers while limiting the use of cash resources, thereby producing a higher return on equity. Certain subservicing agreements also provide a flow of new loans to help replenish and grow our own serviced portfolio.

Reverse servicing
Included within owned MSRs are the rights to service reverse residential mortgage loans acquired from third parties through our Champion Mortgage brand. Our reverse portfolio includes loans in Ginnie Mae and private-label securitizations, as well as unsecuritized reverse loans held by investors, such as Fannie Mae. A servicing fee is earned based on the stated service fee rate or net interest margin of home equity conversion mortgage ("HECM") mortgage-backed securities of the reverse portfolio. As a servicer, we are required to fund advances on the reverse loans up to the maximum claim amount. These advances include borrower draws and advances to cover taxes, insurance, mortgage insurance premiums and servicing fees. Recovery of advances and collection of servicing fees generally occurs upon a transfer of ownership in the underlying collateral. Due to the structure of reverse mortgages, we securitize substantially all draws on reverse mortgage loans through the Ginnie Mae II MBS program or through private-label securitizations. Our reverse portfolio accounts for 6.9% of our total servicing UPB as of December 31, 2017.

The majority of loans we serviced are for GSEs, followed by Ginnie Mae and private-label investors in mortgage securitization transactions. The chart below sets forth the composition of our servicing portfolio ending UPB by investor group as of December 31, 2015, 2016 and 2017.

Servicing Portfolio by Investor Group
$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
Millions
$397,655
$473,235
$508,368
20.3%
25.6%
54.1%
22.3%
19.7%
58.0%
20.8%
16.8%
62.4%
12/31/2015
12/31/2016
12/31/2017
GSE
Private label servicing
Ginnie Mae

6 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Our serviced portfolio includes both conventional residential mortgage loans and home equity conversion loans, referred to as “forward” and “reverse” loans, respectively. Although we own the mortgage servicing rights for the majority of these loans, we also act as master servicer on certain portfolios and subservicer on certain portfolios for which the servicing rights are owned by a third party.

Focus on the Customer
We are focused on providing quality service to our customers. For each loan we service, we utilize a customer-centric model designed to increase borrower performance and to decrease borrower delinquencies. Keys to this model include frequent borrower interactions and utilization of multiple loss mitigation strategies particularly in the early stages of a default. We train our customer service representatives to find solutions that work for homeowners when circumstances allow. We believe this commitment to continued home ownership helps preserve neighborhoods and home values and improves asset performance for our investors.
Between 2010 and 2013, we acquired distressed portfolios from banks who were not equipped to service such highly delinquent portfolios. The unprecedented levels of delinquencies and defaults of residential real estate loans after the crisis required varying degrees of loss mitigation activities. Foreclosure is usually a last resort, and accordingly, we have made, and continue to make, significant efforts to help borrowers remain in their homes. In 2017, our outreach initiatives to customers resulted in 21,593 Home Affordable Refinance Program ("HARP") refinancings and modifications resulting in cost savings to customers averaging $1,786 per year. These initiatives also lowered loan delinquency rates exceeding 60 days from 4.7% to 3.4%.
The mortgage experience is often complex, but we aim to take a leadership role in the industry by putting customers first and preserving homeownership. We have strengthened the composition of our leadership team and altered incentive programs over the past four years to emphasize the importance of teamwork, compliance and a customer-centric approach. As part of our rebranding efforts, in 2017, we rolled out a number of features designed to improve our customers’ experience, including moving our international call center operations back to the United States.

Originations
Our Originations segment provides integrated mortgage services primarily to our existing servicing customers through our direct-to-consumer platform. According to Inside Mortgage Finance, we were the 20th largest overall mortgage loan originator, funding $19 billion for the year ended December 31, 2017. We generate revenue through fee-based mortgage loan origination services and the origination and sale of mortgage loans sourced through our direct-to-consumer and correspondent channels. We originate and purchase conventional mortgage loans conforming to the underwriting standards of the GSEs, which we collectively refer to as Agency loans. We also originate and purchase government-insured mortgage loans, which are insured by the FHA and VA.

We believe our integrated origination platform provides us with competitive advantages including an organic source of servicing assets at attractive returns. The platform also serves as a loss mitigation solution for servicing clients and customers by offering refinancing options to borrowers thereby allowing them to lower their monthly payments which in turn may lower their risk of defaulting.

We utilize warehouse facilities to fund originated loans. After we sell originated mortgage loans to secondary market investors, we generally retain the servicing rights on mortgage loans sold. The mortgage loans are typically sold within 30 days of origination in order to both mitigate credit risk and minimize the capital required. The majority of our mortgage loans were sold to, or was sold pursuant to, programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae.

We are committed to providing our customers with the tools and resources they need to be successful in today's marketplace. We are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third-party origination businesses. We have continued to diversify our origination business in order to be successful in multiple market scenarios by offering different products. We believe we can originate these products profitably and with acceptable levels of risk. We believe our experience in servicing difficult loans will allow us to also help borrowers obtain loans that are more challenging to originate. Building the sales and operations capacity to meet this need is a goal for the business, as well as operational improvements to drive productivity. We will continue to make investments towards acquiring new customers and expanding the purchase business.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 7

The chart below sets forth the originations funded volume for the years ended December 31, 2015, 2016 and 2017.
Direct-to-Consumer Channel
We originate loans directly with borrowers through our direct-to-consumer channel. This channel utilizes our call centers and our originations websites to reach new customers and our existing 3.3 million servicing customers who may benefit from a new mortgage. Depending on borrower eligibility, we will refinance existing loans into conventional, government or non-Agency products. Through lead campaigns and direct marketing, the direct-to-consumer channel seeks to convert leads into higher margin loans in a cost-efficient manner. We earn an upfront fee for processing the loan application which covers the costs of securing the loan application and underwriting.
Our direct-to-consumer channel represented 63.8%, 67.1% and 61.4% of our mortgage originations for the years ended December 31, 2017, 2016 and 2015, respectively. Pull through adjusted lock volume for this channel totaled $11.3 billion in 2017, $13.7 billion in 2016 and $11.3 billion in 2015.
Correspondent Channel
We purchase closed mortgage loans from community banks, credit unions, mortgage brokers and mortgage bankers. We primarily generate revenue from the receipt of underwriting fees from correspondents earned on a per-unit loan basis, as well as the gain on sale of loans sold into the secondary market.
Our correspondent channel represented 36.2%, 32.9% and 38.6% of our mortgage originations for the years ended December 31, 2017, 2016 and 2015, respectively. Pull through adjusted lock volume for this channel totaled $6.4 billion in 2017, $6.7 billion in 2016 and $7.1 billion in 2015.

8 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Xome
The Xome (pronounced "Zome") segment is a leading provider of technology and data-enhanced solutions to home buyers, home sellers, real estate professionals and companies engaged in the origination and/or servicing of mortgage loans. Xome seeks to enhance the real estate experience by making the challenge of buying or selling real estate less complex and by increasing transparency through the partnering of both online and offline components of the transaction cycle. Xome provides services for leading financial institutions, mortgage companies and the GSEs. We plan to grow non-default property closing through our referral programs and provide additional products. In 2017, Xome provided services to two of the top five money center banks with various services including title and close, appraisal and, increasingly, technology solutions.

Xome's operations are comprised of Exchange, Services and Software as a Service ("SaaS").

Exchange is a national technology-enabled platform that manages and sells residential properties through our Xome.com platform. This platform leverages our proprietary auction technology and was designed to increase transparency, reduce fraud risk and provide better execution for property sales as evidenced by generally higher sales price and lower average days to sell compared to traditional sales. In 2017, we launched our sale by owner referral program, which allows homeowners selling their homes to have access to Xome's exchange platform, real estate agent panel, and transaction support to facilitate the lending, title and overall closing experience. This program has generated almost 700 closings, presenting opportunities for fee income, purchase originations and Xome downstream services. In the last three years, Xome Exchange has sold approximately 50,000 properties and ranks as one of the top sites for residential real estate sales based on number of monthly visits it receives. Core services include traditional non-distressed sales, REO auctions, short sales and foreclosure trustee sales.
Services connects the major touch points of the real estate transactions process by providing title, escrow and collateral valuation services for purchase, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Over the last three years, Xome Services has completed approximately 604,000 title and close orders, 669,000 collateral valuation orders and 400,000 property reports. In 2017, we gained over 10 new title clients, which will drive additional third-party revenues.
SaaS includes our software as a service platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and multiple listing service ("MLS") organizations and associations. SaaS contains a diversified set of businesses including Real Estate Digital ("RED") (MLS data and broker tools), Quantarium (data analytics), Go Paperless (e-signature platform), Xome Signings (notary services), and Xome Labs (product/technology development incubation lab).
Through our Xome platform, we enhance the home buying and selling experience via investments in technology and a focus on customer service to make the home transaction experience simpler, more transparent and more accessible for all market participants. The Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers access to over 95% of all active MLS listings in the United States. The platform allows users to search among distressed and non-distressed real estate listings on a single website, which we believe is a significant advantage over competitor platforms which generally support either distressed or non-distressed listings, but not both.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 9

2018 Core Initiatives

Below are our core initiatives with respect to each of our operating segments.

Servicing

▪
Build technology and tools to enhance self-service and improve digital customer engagement. Plans include customer education tools, expanded web and mobile tools, and customer community-based support to drive higher self-service leading to lower call volumes and reduced headcount

▪	Create a hybrid sales/service call center, turning a portion of a cost center into a revenue center

▪	Optimize headcount by consolidating default, claims, document administration, and call centers

▪	Deliver high quality, consistent operational earnings

▪	Improve service to our customers as we endeavor to become the benchmark for customer service in the industry

▪	Maintain our status as a top-rated servicer by the GSEs and enhance our existing compliance framework

Originations

▪	Build technology and tools to streamline and enhance customer engagement, including digital loan system, customer education tools and wholesale/correspondent technology platforms

▪	Expand product offering to include purchase and new customer acquisition

▪	Monetize customer base through needs-based, multi-product cross-selling

▪	Increase customer retention across all major channels

▪	Reduce costs to fulfill as we take advantage of the benefits of our single originations platform

Xome

▪	Expand third-party default real estate auction through enterprise sales team, acquisitions and/or expanded GSE relationships

▪	Re-enter field services business

▪	Position retail auction as preeminent “Do It Yourself” web presence to transition sellers to the Xome platform

▪	Focus on improving the profitability of core service offerings such as property disposition, title and collateral valuation

▪	Invest in technologies that we believe will drive third-party services such as property sales and title

Competition
Our Servicing segment primarily competes against large financial institutions and non-bank servicers. Some of our biggest competitors are large banks, which includes Wells Fargo Home Mortgage, Chase Home Finance and Bank of America. Non-bank servicers continue to play an increasingly important role in the mortgage industry, and we compete with companies which include Quicken Loans, Freedom Mortgage, Ocwen Financial Corporation, PHH Corporation, Walter Investment Management and PennyMac Financial Services among others.
The subservicing market in which we operate is also highly competitive. We compete with non-bank servicers, such as Cenlar FSB, Dovenmuehle Mortgage, Inc., PHH Corporation, and LoanCare, and we face competition related to subservicing pricing and service delivery. Our competitive position is also dependent on our continued ability to demonstrate compliance with local, state, federal and investor regulations or requirements and to improve technology and processes while controlling our costs to maintain competitive pricing. Finally, we manage the risk of declining subservicing units due to payoffs by entering into new arrangements and executing our portfolio retention initiatives to grow our subservicing portfolio.
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

10 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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
The industry verticals in which the Xome segment engages are highly competitive and generally consist of a few national companies, as well as a large number of regional, local and in-house providers, resulting in a fragmented market with disparate service offerings. Our Exchange unit competes with national and regional third-party service providers and in-house servicing operations of large mortgage lenders and servicers. We also compete with companies providing online real estate auction services and real estate brokerage firms. Our SaaS unit competes with data processing and software development companies and in-house technology and software operations of other loan servicers. In addition, our customers retain multiple providers and continuously evaluate our performance against various other competitors.

Employees
As of December 31, 2017, we had approximately 7,600 employees, none of which were subject to a collective bargaining agreement. We believe our future success will depend, in part, on our continuing ability to attract, hire and retain skilled and experienced personnel.

Additional Information
Our corporate website is located at www.nationstarholdings.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") available free of charge under the Investor Information section of our website as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the Securities and Exchange Commission ("SEC"). Our reports, proxy and information statements and other information filed electronically with the SEC can also be accessed at www.sec.gov.
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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 11

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, core initiatives, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words "anticipate," "appears," "believe," "foresee," "intend," "should," "expect," "estimate," "project," "plan," "may," "could," "will," "are likely" and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances and we are under no obligation to and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome's ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	loss of our licenses; and

•	our ability to complete our merger with WMIH Corp.

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

12 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Item 1A. Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this report, including the consolidated financial statements and related notes, when deciding to invest in us. The risks and uncertainties described below could materially adversely affect our business, financial condition and results of operations in future periods and are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Financial Reporting, Credit and Liquidity Risks

We may be unable to obtain sufficient capital to operate our business.
Our financing strategy includes the use of significant leverage because in order to make servicing advances and fund originations, we require liquidity in excess of that generated by our operations. Accordingly, our ability to finance our operations depends on our ability to secure financing on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available on acceptable terms or at all. If we are unable to obtain these financings, we may need to raise the funds we require in the capital markets or through other means, any of which may increase our cost of funds.

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

Our current and any future indebtedness could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including the remaining balance of $364 million related to the $475 million 6.5% senior unsecured notes that mature in August 2018, as well as indebtedness we may incur in the future, thereby reducing the funds available for other purposes;

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 13

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
Our ability to realize the anticipated benefits of previous or potential future acquisitions, including the acquisition of assets, will depend, in part, on our ability to scale-up to appropriately service these assets, and integrate the businesses of the acquired companies with our business. The process of acquiring assets or companies may disrupt our business including diverting management's attention from ongoing business concerns, and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	unknown or contingent liabilities;

•	unanticipated issues in integrating information, management style, servicing practices, communications and other systems including information technology systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods; and

•	not retaining key employees.

In the event that we acquire a platform, we may elect to operate this platform in addition to our current platform for a period of time or indefinitely. Individually or collectively, these transactions could substantially increase the UPB, or alter the composition of our portfolio of mortgage loans that we service or have an otherwise significant impact on our business. We can provide no assurances that we will enter into any such agreements or as to the timing of any potential acquisitions. Additionally, we may make potentially significant acquisitions which could expose us to greater risks than we currently experience in servicing our current portfolio and adversely affect our business, financial condition and results of operations. We also may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

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

Xome:

•	an increase in interest rates could adversely affect Exchange's property sales, particularly non-distressed sales, as financing may become less attractive to borrowers;

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome's clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Services' valuation and title order volume;

14 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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
In our Originations segment, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility, and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 15

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

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
There can be no assurance that our disclosure controls and procedures will be effective in every circumstance or that a material weakness or significant deficiency in internal control over financial reporting will not occur. Any lapses or deficiencies may materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

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

16 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

The Federal Housing Finance Agency ("FHFA") could enact more stringent requirements on the GSEs, or other federal or state agencies may enact additional requirements that are more stringent regarding the purchase or sale of MSRs. Additionally, if we do not comply with our seller/servicer obligations, the GSEs may not consent to approve future transfers of MSRs.

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
Forward Mortgage Servicing Rights: During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances, and in certain situations our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, when a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 17

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

Subservicing: Our subservicing portfolio is highly concentrated with a small number of parties who may elect to transfer their subservicing relationship to other counterparties or may go out of business. As of December 31, 2017, 96% of our subservicing portfolio is with four counterparties. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. For example, we realized a decline in our subservicing portfolio of $47 billion in UPB in the fourth quarter of 2017 due to the termination of a subservicing agreement when the servicer of record sold its ownership interest and the new owner did not retain us as subservicer. Entering into additional subservicing contracts may exacerbate these risks.

If our servicing rights or subservicing contracts are terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.
The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property, fail to pay taxes or home insurance premiums, die or fail to occupy their property for 12 consecutive months. A general increase in foreclosure rates may adversely impact how reverse mortgages are perceived by potential customers and thus reduce demand for reverse mortgages. We use financial models that rely heavily on estimates to forecast loss exposure related to certain reverse mortgage assets and liabilities. These models are complex and use asset specific collateral data and market inputs for mortality, interest rates and prepayments. In addition, the model uses investor and state required time lines for certain default related activities. Even if the general accuracy of our loss models is validated, loss estimates are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If these assumptions or relationships prove to be inaccurate or if the market conditions change, the actual loss experience could be higher than modeled.

Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners.

18 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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
The volume of loans funded within our loan originations business is subject to multiple factors, including changes in interest rates and availability of government programs. Volume in our originations business is based in large part on the refinancing of existing mortgage loans that we service, which is highly dependent on interest rates and other macroeconomic factors. Our loan origination volume may decline if interest rates increase or if government programs terminate and are not replaced with similar programs or if we cannot replace this volume with other loan origination channels such as new customer acquisitions or purchase money loans. If we are unable to maintain our loan originations volume then our business, financial condition and results of operations could be adversely affected.

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

Termination of government mortgage refinancing programs could adversely affect future revenues.
Under HARP we may be entitled to receive financial incentives and success fees in connection with a mortgage refinancing we enter into with eligible borrowers. Programs such as HARP have been a significant driver of our originations revenue. Changes in legislation or regulation regarding these programs and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. We expect refinancing volumes, revenues and margins to continue to decline in 2018 as we believe peak HARP refinancings have already occurred. HARP is scheduled to expire on December 31, 2018. If HARP is not extended, planned replacement programs are not implemented or our financial benefits from such programs decrease, our revenues could decrease, which could adversely affect our business, financial condition and results of operations.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 19

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
The markets for Xome’s services are very competitive and Xome’s success depends on its ability to continue to attract additional customers, consumers and real estate professionals to its mobile applications and websites. Xome’s existing and potential competitors include companies that operate, or could develop, national and local real estate mobile applications and websites. These companies could devote greater technical and other resources than we have available and leverage their existing user bases and proprietary technologies to provide products and services that end-users might view as superior to our offerings. Any of Xome’s future or existing competitors may introduce different products that provide solutions similar to our own but with either better user interfaces, branding and marketing resources, or at a lower price. In addition, the time and expense associated with switching from Xome’s competitors’ services and technologies to ours may limit Xome’s growth. If we are unable to continue to innovate and grow the number of end-users of Xome’s mobile applications and websites, we may not remain competitive or may face downward pricing pressures, and our business and financial performance could suffer. Additionally, third parties may assert claims against Xome, asserting that Xome’s content, website processes or software applications infringe their intellectual property rights. If any infringement claim is successful, Xome may be required to pay substantial damages, obtain a license from the third party or be prohibited from using content that incorporates the challenged intellectual property, which could materially and adversely affect our business, liquidity, financial position and results of operations.

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

20 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Xome’s revenue from clients in the mortgage and real estate industries is affected by the strength of the economy and the housing market generally, including the volume of real estate transactions.
Real estate markets are subject to fluctuations, due to factors such as the relative relationship of supply to demand, the availability of alternative investment products, the unemployment rate, real wage increases, inflation and the general economic environment. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply in properties, a change in consumer preferences towards rental properties or declining consumer confidence in the economy, could have a material adverse effect on values of residential real estate properties. The volume of mortgage origination, mortgage refinancing and residential real estate transactions is highly variable. The level of real estate transactions is primarily affected by the average price of real estate sales, the availability of funds to finance purchases, mortgage interest rates, consumer confidence in the economy and general economic factors affecting the real estate markets. Reductions in these transaction volumes could have a material adverse effect on Xome’s business, financial condition and results of operations.

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

Strategic
We may not be successful in implementing certain strategic initiatives.
Certain strategic initiatives, which are designed to improve our results of operations and drive long-term stockholder value, include:

•	attracting new customers through our purchase money loan originations channel which will require expanded products, technologies, teams and multi-channel marketing campaigns;

•	focusing on relevant originations product expansion and profitable new growth platforms;

•	re-entering the field services business by Xome; and

•	balancing disciplined UPB growth while meeting target unit economics.

There is no assurance that we will be able to successfully implement these strategic initiatives and our efforts may be more expensive and time consuming than we expect, which could adversely affect our business, financial condition and results of operations.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 21

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

In addition, increasing attention is being paid by the media, regulators and legislators to matters relating to cybersecurity, and regulators and legislators may enact laws or regulations regarding cybersecurity. For example, the New York Department of Financial Services has adopted regulations that are far-ranging in scope, including not only specific technical safeguards but also requirements regarding governance, incident planning, data management and system testing. New laws and regulations could result in significant compliance costs, which may adversely affect our cash flows.

Our capital investments in technology may not achieve anticipated returns.
Our business is becoming increasingly reliant on technology investments, and the returns on these investments are less predictable. We are currently making, and will continue to make, significant technology investments to support our service offering, implement improvements to our customer‑facing technology, and evolve our information processes, and computer systems to more efficiently run our business and remain competitive and relevant to our customers. These technology initiatives might not provide the anticipated benefits or may provide them on a delayed schedule or at a higher cost. We must monitor and choose the right investments and implement them at the right pace. Failing to make the best investments, or making an investment commitment significantly above or below our needs could result in the loss of our competitive position and adversely impact our financial condition or results of operations.

We and our vendors have operations in India and/or the Philippines that could be adversely affected by changes in political or economic stability or by government policies.
We currently have operations located in India and we have reduced our costs by contracting with certain third parties with operations in India and the Philippines, although we plan to terminate our third-party relationships in the Philippines in the first half of 2018. These countries are subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. If we or our vendors had to curtail or cease operations in these countries and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents, could have an adverse effect on our business and reputation and result in substantial financial penalties or other sanctions.

Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our businesses. With respect to vendors engaged to perform activities required by the applicable servicing criteria, we assess compliance with the applicable servicing criteria for the applicable vendor (or in certain cases require vendors to provide their own assessments and attestations) and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

22 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Our risk management policies and procedures may not be effective.
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including credit risk, market and interest rate risk, liquidity risk, cyber risk, regulatory, legal and reputational risk. Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, these policies and procedures, as well as our risk management techniques such as our hedging strategies, may not be fully effective. There may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. As regulations and markets in which we operate continue to evolve, our risk management framework may not always keep sufficient pace with those changes. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

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

Regulatory requirements or changes to existing requirements that the Consumer Financial Protection Bureau ("CFPB") may promulgate could require changes in our business, result in increased compliance and operational costs and impair the profitability of such business. For example, the CFPB adopted rules effective in August 2017 regarding mortgage servicing practices which require significant modifications and enhancements to our mortgage servicing processes and systems. Additionally, the CFPB issued a rule, effective in January 2018, amending Regulation C of the Home Mortgage Disclosure Act ("HMDA") that greatly expands the scope of data required to be collected and reported for every loan application from approximately 23 to 48 data elements. These new requirements for gathering and submitting large amounts of data regarding loan applications to regulators and the public is complex. Thus, any inadvertent errors in our gathering or reporting the data could result in fines or penalties being levied by the CFPB or other regulators against us. In addition, the authority of state attorneys general to bring actions to enforce federal consumer protection legislation, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), could be expanded and we could be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. The cumulative effect of these changes could result in a material impact on our earnings.

The implementation of the originations and servicing rules by the CFPB and the CFPB’s continuing examinations of our business, could increase our regulatory compliance burden and associated costs and place restrictions on our operations, which could in turn adversely affect our business, financial condition and results of operations.

We could be subject to additional regulatory requirements or changes under the Dodd-Frank Act beyond those currently proposed, adopted or contemplated. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot be predicted. In addition, FHFA initiatives may be implemented by the GSEs that could materially affect the market for conventional and/or government insured loans.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 23

In addition, under the Trump Administration, a level of heightened uncertainty exists with respect to the future of the Dodd-Frank Act and the CFPB, including its leadership. We cannot predict the specific legislative or executive actions that may result or what actions state regulators or enforcement agencies might take in response to changes to the federal regulatory environment. Such actions could impact the industry generally, could impact our relationships with other regulators and could limit our ability to reach acceptable resolution with the CFPB or other regulatory or enforcement agencies on outstanding investigations, examinations or reviews. Any changes in our current regulatory environment could create uncertainty and result in increasing legal and compliance costs.

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
Legal Proceedings: We are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of our business. There is no assurance that the number of legal proceedings will not increase in the future, and it is possible that one or more class or mass actions may be certified against us. These legal proceedings range from actions involving a single plaintiff to putative class action lawsuits with potentially tens of thousands of class members. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and numerous other laws, including, but not limited to, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service Member's Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, the Bankruptcy Code, False Claims Act and Making Home Affordable loan modification programs.

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

Regulatory Matters: Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. See “Legal Proceedings” below in Part I, Item 3. We have historically had a number of open investigations with various regulators or enforcement agencies and that trend continues. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, our financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General, and the New York Department of Financial Services. We continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. In March 2017, we entered into a consent order with the CFPB for failure to comply with certain of the data reporting requirements of HMDA and in December 2017 entered into a consent order with the California Department of Business Oversight regarding the payment of civil monetary penalties to resolve alleged violations of certain laws stemming from an examination process regarding data from 2011-2014. Additionally, we are currently in negotiations with the New York Department of Financial Services regarding findings in two examinations. Several large mortgage originators or servicers have been subject to similar matters, which have resulted in the payment of fines and penalties, changes to business practices and the entry of consent decrees or settlements. We continue to manage our response to each matter, but it is not possible for us to confidently or reliably predict the outcome of any of them, including predicting any possible losses resulting from any judgments or fines. Responding to these matters requires us to devote substantial legal and regulatory resources, resulting in higher costs which may adversely affect our cash flows.

24 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

Moreover, regulatory changes resulting from the Dodd-Frank Act and other regulatory changes such as the CFPB having its own examination and enforcement authority and the “whistleblower” provisions of the Dodd-Frank Act could further increase the number of legal and regulatory enforcement proceedings against us. In addition, while we take numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject us to additional liability.

We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters are inherently uncertain, and our estimates of loss are based on judgments and information available at that time. Our estimates may change from time to time for various reasons, including factual or legal developments in these matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably probable losses.

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
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all 50 states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary revenues, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 25

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
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated between $8.29 per share and $57.45 per share from 2013 through 2017 and may continue to fluctuate. The volatility may affect your ability to sell shares of our common stock at an advantageous price. Market price fluctuations in shares of our common stock may be due to reduced liquidity resulting from highly concentrated ownership of shares of our common stock, acquisitions, dispositions or other material public announcements along with a variety of additional factors.

26 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

If the ownership of our common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.
FIF HE Holdings LLC ("FIF"), which is primarily owned by certain private equity funds managed by an affiliate of Fortress Investment Group LLC ("Fortress"), owns approximately 70% of our outstanding common stock. On December 27, 2017, SoftBank Group Corp. ("SoftBank") completed its acquisition of Fortress. FIF owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. This concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. In addition, the interests of SoftBank may be different from Fortress's historic interests or our interests, which could have an adverse effect on us.

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

•
removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as FIF and certain other affiliates of Fortress and permitted transferees (collectively, the "Fortress Stockholders") beneficially own at least 40% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 27

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
Fortress, and now SoftBank, has other investments and business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, FIF has the right, and has no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If FIF or any of its officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

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

Additionally, we may continue to enter into transactions with Fortress and its affiliates such as servicing or subservicing mortgage loans, selling a percentage of the excess cash flow generated from our MSRs or selling the rights to mortgage servicing rights, and servicer advances related to loan pools. These transactions may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Such transactions may present an actual, potential or perceived conflict of interest. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Additionally, SoftBank, Fortress and their respective affiliates are under no obligation to enter into any future transactions with us on the same terms as prior transactions, or at all, which could impact our business strategy.

We are not required to repurchase our common stock or senior notes, and any such repurchases may not result in effects we anticipated.
We have previously repurchased shares of our common stock. We have authorization from our Board of Directors to repurchase our outstanding senior notes as long as certain liquidity requirements are met and to redeem certain tranches of our outstanding senior notes (collectively, the "repurchases"). We are not obligated to repurchase any specific amount of shares or senior notes. The timing and amount of repurchases, if any, depends on several factors, including market and business conditions, the market price of shares of our common stock and senior notes and our overall capital structure and liquidity position, including the nature of other potential uses of cash, including investments in growth. There can be no assurance that any repurchases will have the effects we anticipated, and our repurchases will utilize cash that we will not be able to use in other ways, whether to grow the business or otherwise.

28 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Risks Relating to the Pending Merger with WMIH

We cannot provide any assurance that the merger will be completed.
The consummation of the merger is subject to various conditions, including the following mutual conditions to the obligations of the parties: (i) the adoption of the Agreement and Plan of Merger (the “Merger Agreement”) with WMIH Corp. (“WMIH”) and Wand Merger Corporation by the holders of a majority of the Company’s outstanding common stock; (ii) the approval of the issuance of WMIH Common Stock in the merger by a majority of all votes cast by holders of outstanding shares of WMIH Common Stock and preferred stock (voting on an as-converted basis in accordance with WMIH’s amended and restated certificate of incorporation); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) obtaining required regulatory approvals as specified in the schedules to the Merger Agreement without the imposition of a burdensome condition that would have a material adverse effect on Nationstar and its subsidiaries, taken as a whole, following the merger; (v) the effectiveness of a registration statement on Form S-4 relating to the merger; (vi) the approval for listing the WMIH Common Stock issuable in the merger on the NASDAQ Stock Market LLC, subject to official notice of issuance; (vii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (viii) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; and (ix) performance by each party in all material respects with its covenants. The receipt of a tax opinion from WMIH’s tax advisor that there should not have been an “ownership change” (within the meaning of Section 382(g) of the Internal Revenue Code) since March 19, 2012, and the merger, taken together with the other transactions contemplated by the Merger Agreement and occurring on the closing date, should not result in such an ownership change, is a condition to the obligations of Nationstar to consummate the merger. Although the Company and WMIH have agreed in the Merger Agreement to use their reasonable best efforts to cause the merger to be consummated, the conditions to the merger may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the merger may take longer than, and could cost more than, the Company and WMIH expect. Any such costs or delays individually or in the aggregate could adversely affect the benefits that the Company and WMIH expect to achieve from the merger.

Failure to complete the merger could negatively affect the trading price of our common stock and our future business and financial results.
If the merger is not completed, it could negatively affect the trading price of our common stock and our future business and financial results, and could subject us to additional risks, including the following:

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that the current price may reflect a market assumption that the merger will be completed;

•	performance shortfalls and missed opportunities as a result of the diversion of our management’s attention by the merger; and

•	if the Merger Agreement is terminated under certain circumstances, the Company may be required to pay WMIH a termination fee of $65.0 million.

We will incur significant transaction and transition costs in connection with the merger.
We have incurred and will continue to incur significant transaction and transition costs in connection with the consummation of the merger. These expenses include financial advisor, legal and accounting fees and expenses. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Certain of the expenses that we have yet to incur are, by their nature, difficult to estimate accurately.

The proposed merger has occupied a significant amount of our time and has had, and will continue to have, an impact on our employees.
Our management and board of directors have devoted and will continue to devote a significant amount of time and attention to the merger. The extent to which management’s and our board members’ time is spent focused on the merger and not on the operation of our business could have an adverse effect on our business and results of operations. Further, uncertainty about the effect of the merger may have an adverse effect on us and consequently on WMIH which may impair the Company’s ability to attract, retain or motivate key personnel until the merger is consummated. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain post-merger, the Company could be harmed if the merger is not completed.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 29

The Merger Agreement significantly restricts our ability to pursue alternative proposals.
The Merger Agreement contains certain customary non-solicitation provisions that, in general and subject to certain exceptions, restrict the Company’s ability to solicit Company Acquisition Proposals (as defined in the Merger Agreement) from third parties and to provide information to and engage in discussions or negotiations with third parties regarding Company Acquisition Proposals. Prior to the adoption of the Merger Agreement by the Company’s stockholders, the Company’s board of directors may in certain circumstances withhold, withdraw, qualify or modify its recommendation that the Company’s stockholders adopt the Merger Agreement, subject to complying with notice and other specified conditions, including giving WMIH the opportunity to propose revisions to the Merger Agreement during a match right period. In connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to WMIH a termination fee of $65 million. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. The payment of the termination fee could also have an adverse impact on the Company’s financial condition.

Any legal proceedings or governmental inquiries in connection with the Transaction, the outcomes of which are uncertain, could delay or prevent the completion of the Transaction.
In connection with the merger plaintiffs may file lawsuits against the Company or WMIH and/or the directors and officers of either company. In addition, either company may face inquiries from governmental entities in connection with the merger. Although we believe any such lawsuits would be meritless, the outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the merger and result in additional costs to us.

Item 1B. Unresolved Staff Comments
None.

30 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Item 2. Properties
The following table sets forth information relating to our primary facilities at December 31, 2017. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage
Principal executive office:
Coppell, Texas – Corporate Headquarters	Leased	175,585
Business operations and support offices:
Irving, Texas(1)	Leased	292,988
Lewisville, Texas(2)	Leased	241,387
Chandler, Arizona(3)	Leased	163,473
Santa Ana, California(1)	Leased	152,827
Chennai, India(4)	Leased	114,619
Coraopolis, Pennsylvania(5)	Leased	54,900
Irvine, California(1)	Leased	50,228
Longview, Texas(3)	Leased	45,856
Highlands Ranch, Colorado(3)	Leased	31,375
Bellevue, Washington(5)	Leased	24,602
Newport Beach, California(5)	Leased	23,886
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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 31

Item 3. Legal Proceedings

From time to time, we are party to numerous legal proceedings that have arisen in the normal course of conducting business. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other laws. In addition, in the ordinary course of business Nationstar and its subsidiaries can be and are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings.
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
For example, we continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. In March 2017, we entered into a consent order with the CFPB for failure to comply with certain of the data reporting requirements of the Home Mortgage Disclosure Act and in December 2017 entered into a consent order with the California Department of Business Oversight regarding the payment of civil monetary penalties to resolve alleged violations of certain laws stemming from an examination process regarding data from 2011-2014. Additionally, we are currently in negotiations with the New York Department of Financial Services regarding findings in two examinations. The resolution of this matter will involve the payment of civil monetary penalties and other remedial measures; however, management does not believe that resolution would have a material effect on our results of operations or financial position.
In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. While we are attempting to resolve these matters, certain differences have arisen between the parties in the negotiation of a settlement agreement, and while it is reasonably possible that we may settle, there can be no assurance that the parties will agree on the terms of the settlement. However, if we ultimately settle, we intend to seek reimbursement of the settlement payment from the owners of the loans we serviced, but there can be no assurance that we would prevail with any claims for reimbursement.
We are a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et.al. The plaintiff alleges that we and certain affiliated entities misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. We believe we have meritorious defenses and will vigorously defend ourselves in this matter.
We are also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et. Al. The plaintiff alleges that we improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. The court, on July 24, 2017, certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with our employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. We believe we have meritorious defenses and will continue to vigorously defend ourselves in this matter.

32 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

Item 4. Mine Safety Disclosures

Not applicable.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 33

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

	2017		2016
	High	Low	High	Low
First quarter	$19.83	$14.95	$13.41	$8.61
Second quarter	18.45	15.53	13.46	9.55
Third quarter	19.00	16.11	16.60	10.72
Fourth quarter	20.71	16.04	19.51	14.05

As of February 23, 2018, there were 270 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividends
We have not declared or paid cash dividends on our common stock and we currently do not expect to declare or pay any cash dividends in the foreseeable future. The timing and amount of any future dividends, if any, will be determined by the Board of Directors and will depend, among other factors, upon earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such transaction is considered. The indentures governing our senior notes include restrictions on our ability to pay cash dividends on our common stock. Other financing arrangements may also, under certain circumstances, restrict our ability to pay cash dividends. In addition, we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Issuer Purchases of Equity Securities
Our Board of Directors approved the repurchase of up to $100 million of our common stock from January 1, 2017 through December 31, 2017. No shares of our common stock were repurchased under the expired share repurchase program.

Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
October 1-31, 2017	1	(1)	$18.40	—	$100
November 1-30, 2017	—		$—	—	$100
December 1-31, 2017	—		$—	—	$100
Total	1			—

(1) In the fourth quarter of 2017, 1 thousand shares of common stock were surrendered at an average price of $18.40 per share to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of restricted shares.

34 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock, the S&P 500 Index and the S&P SmallCap 600 Financials Index from March 8, 2012 (the date our common stock began trading on the NYSE) through December 31, 2017. This data assumes an investment of $100 on March 8, 2012.
Comparative results for Nationstar Mortgage common stock, the S&P 500 Index and the S&P SmallCap 600 Financials Index are presented below.

	December 31,
	2012	2013	2014	2015	2016	2017
Nationstar Mortgage	$218	$260	$199	$94	$127	$130
S&P 500 Index	104	135	151	150	164	196
S&P Small Cap 600 Financials Index	111	146	158	159	221	236

Item 6. Selected Financial Data
The table below presents, as of and for the dates indicated, our selected historical consolidated financial information. Note that the selected consolidated statement of operations and comprehensive income data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data at December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this annual report. The selected consolidated statement of operations and comprehensive income data and other financial data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheets data at December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of future performance or results of operations. The following financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 35

	As of December 31,
	2017	2016	2015	2014	2013
	(amounts in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$215	$489	$613	$299	$442
Mortgage servicing rights	2,941	3,166	3,367	2,961	2,503
Advances and other receivables, net	1,706	1,749	2,412	2,545	5,002
Reverse mortgage interests, net	9,984	11,033	7,514	2,453	1,547
Mortgage loans held for sale	1,891	1,788	1,430	1,278	2,603
Total assets	18,036	19,593	16,617	11,113	14,027
Unsecured senior notes, net	1,874	1,990	2,026	2,159	2,444
Advance facilities, net	855	1,096	1,640	1,902	4,550
Warehouse facilities, net	3,285	2,421	1,890	1,573	2,434
Other nonrecourse debt, net	8,014	9,631	6,666	1,768	1,193
Total liabilities	16,314	17,910	14,850	9,888	13,037
Total stockholders' equity	1,722	1,683	1,767	1,224	990

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(amounts in millions, except for earnings per share data)
Consolidated Statement of Operations and Comprehensive Income Data:
Total revenues	$1,650	$1,915	$1,989	$1,973	$2,087
Total expenses	1,475	1,644	1,688	1,358	1,402
Total other income (expense), net	(131)	(242)	(247)	(329)	(338)
Income before income tax expense	44	29	54	286	347
Income tax expense	13	13	11	65	129
Net income	31	16	43	221	218
Less: Net income (loss) attributable to non-controlling interests	1	(3)	4	—	—
Net income attributable to Nationstar	30	19	39	221	218
Change in value of designated cash flow hedges, net of tax	—	—	—	(2)	2
Total comprehensive income	$30	$19	$39	$219	$220
Earnings per share data:
Basic	$0.31	$0.19	$0.38	$2.47	$2.43
Diluted	$0.30	$0.19	$0.37	$2.45	$2.40

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$1,102	$971	$398	$1,080	$(1,801)
Investing activities	(6)	(3,738)	(5,567)	233	(1,406)
Financing activities	(1,370)	2,643	5,483	(1,456)	3,497

36 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

OVERVIEW

We are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our Servicing segment performs activities for originated and purchased loans, and acts as a subservicer for certain clients that own the underlying servicing rights. Our Originations segment originates, purchases and sells mortgage loans. Our Xome segment offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals.

Servicing: Expansion of Subservicing Channel
Our corporate strategy has been to position our Servicing segment to be less capital intensive and to have more fee-based revenue streams. As a result, we grew the UPB of our subservicing portfolio from $22 billion at the end of 2015, to $122 billion at the end of 2016, and $192 billion at the end of 2017. Subservicing UPB contributed 83% of the approximately $175 billion UPB boarded during 2017. A majority of the growth was the result of a 2017 subservicing arrangement with New Residential that added approximately $105 billion to our subservicing portfolio.

Originations: Channel Expansion
We intend to make investments to re-engineer our operations and support infrastructure for a mortgage business in a home purchase and debt consolidation driven mortgage market. Our Originations segment launched new production channels in 2017 and continues to focus on developing and maintaining relationships with new and old customers.

Xome: Growing Third-Party Customers
Our Xome segment continues to expand third-party relationships in an effort to diversify revenue. In 2017, third-party revenues, which primarily consist of leading financial institutions, were 30% of total revenues, as Xome added 15 new title clients in 2017 and our overall property inventory has stabilized due to recent third-party inflows. We continue to see growth in our referral program. Our “sale by owner” referral relationship allows homeowners selling their homes to have access to Xome's exchange platform, real estate agent panel and transaction support to facilitate the lending, title and overall closing experience. The program launched in April 2017 and has generated close to 700 closings, presenting opportunities for fee income, purchase originations and Xome downstream services.

2017 Highlights

Provided below are highlights with respect to each of our operating segments.

Servicing

▪	Boarded approximately $174,600 UPB including $144,800 subservicing UPB

▪	Achieved 4.9 basis points of adjusted Servicing profitability

▪	Improved delinquency rate, measured as loans that are 60 or more days behind in payments, to 3.4%, the lowest rate in our history

▪	Provided approximately 75,000 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

▪	Completed migration of customer service operations on-shore and created 500 jobs at our call center in Longview, Texas

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 37

Originations

▪	Funded 89,294 loans totaling $19,140, which included $11,319 related to retaining customers from our servicing portfolio

▪	Refinance recapture rate increased to 51%

▪	Achieved recapture rate of 27% for 2017

Xome

▪	Delivered $53 pretax income

▪	Expanded third-party revenues to 30% driven primarily by our title and close business as well as our focus on technology offerings

▪	Sold 11,985 properties and completed 422,658 Xome service orders

▪	Sold the retail title division of Xome, resulting in a pre-tax gain of $8

Liquidity and Capital Resources
Cash and cash equivalents totaled $215 as of December 31, 2017 compared to $489 as of December 31, 2016. The decline in cash was primarily due to the decrease in our advance facilities, unsecured senior notes and other nonrecourse debt in an effort to reduce interest costs. Generally, these facilities can be increased or decreased to align with our cash requirements. In addition, we had total equity of $1,722 as of December 31, 2017 compared to $1,683 as of December 31, 2016. In 2017, our operating activities provided cash totaling $1,102. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk.

In recent years, we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin servicing with limited capital. The combination of subservicing and improvement in portfolio performance is expected to raise our return on equity and assets and deliver improving cash flows.

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

We have sufficient warehouse capacity to support our Originations segment including anticipated growth. As of December 31, 2017, total available borrowing capacity is $7,470, of which $3,329 is unused.

38 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Year Ended December 31,
	2017	2016	2015
Revenues - operational(1)	$1,810	$2,092	$2,101
Revenues - Mark-to-market(1)	(160)	(177)	(112)
Total revenues	1,650	1,915	1,989
Expenses	1,475	1,644	1,688
Other income (expense), net	(131)	(242)	(247)
Income before income tax expense	44	29	54
Less: Income tax expense	13	13	11
Net income	31	16	43
Less: Income (loss) attributable to non-controlling interests	1	(3)	4
Net income attributable to Nationstar	$30	$19	$39
Effective tax rate	28.9%	45.2%	20.3%

Income (loss) before income tax expense (benefit) by operating and non-operating segments:
Servicing	$76	$24	$(3)
Originations	153	215	208
Xome	53	69	79
Corporate and other	(238)	(279)	(230)
Consolidated income before income tax expense (benefit)	$44	$29	$54

(1) We reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $20 and $34 from operational revenues to mark-to-market revenues in 2017 and 2016, respectively. Net income was not affected by this reclassification adjustment. No reclassification was required for 2015.

2017 versus 2016
Despite a decrease in total revenues, net income increased to $31 in 2017 from $16 in 2016 primarily due to a decrease in expenses and other income (expense), net. The decline in revenues was driven by a decrease in servicing fees from mortgage servicing rights, offset by an increase in subservicing fees and more favorable Mark-to-market ("MTM") revenue adjustments over the year. Revenues also declined due to lower locked originations volume as a result of the higher interest rate environment (the 10-Year Treasury, as measured by the average over the respective year, increased from 1.8% in 2016 to 2.3% in 2017) and due to lower sales volumes of Xome's real estate title services. MTM revenue improved in 2017 as compared to 2016, primarily due to greater stability of interest rates.

Consolidated expenses decreased to $1,475 in 2017 compared to $1,644 in 2016. Volume declines in both our Originations and Xome segments, partially offset by an increase in subservicing, contributed to the decrease in consolidated expenses. Continued focus on efficiency improvements and lower TILA RESPA Integrated Disclosure ("TRID") led to the decreased expenses in our Originations segment. A decline in direct vendor costs and in system transaction related fees as we migrated our operations onto our own proprietary technology in our Xome segment contributed to the decline in Xome's expenses.

In 2017, consolidated other income (expense), net improved as compared to 2016, primarily due to an increase in reverse mortgage interest income. The increase in reverse mortgage interest income was a result of an expansion of the reverse mortgage portfolio in December 2016. In addition, as of December 31, 2017, $27 of accretion was recorded in reverse mortgage interest income for the discount associated with the reverse mortgage portfolio acquired in December 2016.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 39

In 2017, income tax expense stayed consistent as compared to 2016, despite the impact of new tax legislation in the United States. The effective tax rates for 2017 and 2016 were 28.9% and 45.2%, respectively. The effective tax rate for 2017 decreased primarily due to the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) that was enacted on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. As a result of the Tax Reform Act, we recorded a tax benefit of $8 due to the remeasurement of deferred tax assets and liabilities, a tax expense of $0.2 due to the transition tax on deemed repatriation of foreign earnings and a tax expense of $3 due to changes to Internal Revenue Code Section 162(m). These provisional amounts are based on our current best estimates and may change as we receive additional clarification and implementation guidance. We will continue to refine our calculations as additional analysis is completed. In addition, these estimates may also be affected as we continue to gain a more thorough understanding of the tax law.

2016 versus 2015
Net income decreased to $16 in 2016 from $43 in 2015 primarily due to the unfavorable MTM as interest rates declined in the first three quarters of 2016 over 2015. Excluding MTM, consolidated net income increased to $196 in 2016 from $151 in 2015. Our operations improved primarily due to growth in operational revenues from our Originations segment and a decline in expenses. Revenues from Originations segment increased by $72 in 2016 compared to 2015 primarily due to lower interest environment during majority of 2016. Expense reductions were primarily driven by the Servicing segment as a result of lower future expected losses on serviced loans and successful system, process and customer self-service improvements throughout 2016.

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

40 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Servicing Segment

We service both forward and reverse loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and also include loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Nationstar Mortgage and Champion Mortgage brands together service approximately 3.3 million customers with an outstanding principal balance of approximately $508 billion. As of December 31, 2017, the outstanding principal balance consisted of approximately $473 billion in forward servicing, $192 billion of which was subservicing, and $35 billion in reverse servicing. The following describes the various components of our servicing portfolio.

Forward Servicing - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted to reflect the change in the fair value each reporting period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily acquired through flow transactions generated from our origination activities. The fair value of interest rate sensitive MSR portfolios is typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio also increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

Subservicing - Subservicing revenues are earned on a fee per loan basis and are recognized as the services are delivered. Subservicing consists of forward residential mortgage loans we service on behalf of others who are MSR or mortgage owners. We have limited advance obligations and no subservicing assets are recorded in our consolidated financial statements as the value of the servicing rights and the related obligations are not considered in excess of or less than customary fees that would be received for such services.

Reverse Servicing - Although we do not originate reverse mortgage loans, we provide servicing for acquired reverse mortgage portfolios. An MSR or mortgage servicing liability ("MSL") is recorded for acquired servicing rights associated with unsecuritized portfolios. We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt, respectively, because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs are recorded at fair value upon acquisition and at amortized cost in subsequent periods. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs are recorded to servicing revenue and fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HECM mortgage-backed securities ("HMBS") are recorded in other income (expense).

Table 2. Servicing Operations	Year Ended December 31,
	2017	2016	2015
Revenues
Operational(1)	$1,168	$1,244	$1,314
Amortization	(242)	(314)	(320)
Mark-to-market(1)	(160)	(177)	(112)
Total revenues	766	753	882
Expenses	691	634	775
Total other income (expenses), net	1	(95)	(110)
Income (loss) before income tax expense (benefit)	$76	$24	$(3)

(1) We reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $20 and $34 from operational revenues to mark-to-market revenues in 2017 and 2016, respectively. Income before income taxes was not affected by this reclassification adjustment. No reclassification was required for 2015.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 41

2017 versus 2016
Income before income taxes increased to $76 in 2017 from $24 in 2016 due to an increase in total revenues and an improvement in other income (expenses), net. Total revenues increased as a result of improved mark-to-market and lower amortization revenue in 2017 as compared to 2016. Mark-to-market revenue improved in 2017 as compared to 2016 as a result of a decreased impact from changes in interest rates. A decrease in base servicing fees due to a decline in the forward MSR portfolio, partially offset by an increase in subservicing fees from the significant growth of the subservicing portfolio in 2017, resulted in an overall decrease in operational revenues for 2017. Amortization in 2017 decreased as compared to 2016 due to lower MSR holdings and a decline in prepayments driven by a higher interest rate environment. Total other income (expenses), net improved primarily as a result of the accretion associated with the purchase price discount related to a reverse portfolio acquisition in December 2016. Expenses for 2017 increased primarily due to higher reserves established for our reverse mortgage portfolio, as we refined our method to estimate losses from a pool-level view to a loan-level view based on characteristics of individual loans. In addition, there were one-time expenses related to migration of call centers onshore and organizational restructuring costs.

During the third quarter of 2017, a number of natural disasters occurred, including hurricanes and wildfires. As a result, we offered a number of investor-approved initiatives to provide relief to impacted homeowners. These initiatives include waiving late fees, providing forbearances and delaying foreclosures. We have initiated a variety of customer outreach campaigns to communicate options to our customers. During the fourth quarter of 2017, we completed 18,250 forbearances and began reinstating foreclosures per investor guidelines. While we did see an increase in our delinquency rates during the fourth quarter of 2017, we are still evaluating the potential financial impacts as a result of these events.

2016 versus 2015
Income before income taxes increased to $24 in 2016 from a loss of $3 in 2015 primarily due to a decline in expenses in 2016 over 2015. Excluding the MTM adjustments, pretax earnings improved to $201 in 2016 from $109 in 2015, primarily due to lower expenses required to establish needed reserves related to the performance of the portfolio. In addition, base servicing fees decreased due to a reduced forward MSR portfolio, which were partially offset by increased subservicing fees and ancillary revenues which included a gain of $20 from the sale of reverse mortgage loans. In December 2016, we acquired servicing rights related to $9,305 UPB of Fannie Mae reverse loans from a large financial institution. The portfolio also included $3,840 UPB of Ginnie Mae participating interests on HECM loans and related HMBS obligations.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Year Ended December 31,
	2017	2016	2015
Balance - beginning of year	$434,295	$367,800	$353,094
Additions:
Originations	19,421	20,194	17,949
Acquisitions	155,226	129,061	71,782
Deductions:
Dispositions	(51,839)	(1,625)	(4,647)
Principal reductions and other	(17,893)	(14,399)	(11,417)
Voluntary reductions(1)	(58,191)	(56,960)	(47,597)
Involuntary reductions(2)	(7,245)	(9,546)	(10,482)
Net changes in loans serviced by others	(518)	(230)	(882)
Balance - end of year	$473,256	$434,295	$367,800

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to loan chargeoffs.

42 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

During 2017, our forward servicing and subservicing portfolio's UPB increased primarily as a result of boarding $105 billion in subserviced loans related to a subservicing contract executed in the first quarter of 2017. A higher interest rate environment contributed to a decrease in the boarding of $19,421 of loans associated with servicing rights generated from Originations during 2017, compared to the $20,194 of loans boarded during 2016. In addition, one of our subservicing agreements was terminated as a result of the servicer of record selling their ownership interest and the new owners not retaining us as subservicer. In connection with this termination, we completed a deboarding of approximately $47 billion UPB in 2017. Subservicing revenue associated with this agreement totaled $29 for the year ended December 31, 2017. Despite higher interest rates in 2017 as compared to 2016, payoff activity increased due to the larger portfolio balance.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Year Ended December 31,
	2017		2016		2015
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$899	18	$1,001	24	$1,088	27
Modification fees(2)	41	1	85	2	60	2
Incentive fees(2)	33	—	28	1	42	1
Late payment fees(2)	82	2	81	2	66	2
Other ancillary revenues(2)(3)	154	3	240	6	232	6
Total forward MSR operational revenue	1,209	24	1,435	35	1,488	38
Base subservicing fee and other subservicing revenue(2)	131	3	50	1	39	1
Reverse servicing fees	58	1	57	2	88	2
Total servicing fee revenue	1,398	28	1,542	38	1,615	41
Amortization
Forward MSR amortization	(399)	(8)	(513)	(13)	(489)	(12)
Excess spread accretion	161	3	200	5	172	4
Reverse MSR amortization	(4)	—	(1)	—	(3)	—
Total amortization	(242)	(5)	(314)	(8)	(320)	(8)
MSR financing liability costs	(72)	(2)	(100)	(2)	(124)	(3)
Excess spread payments - principal	(158)	(3)	(198)	(5)	(177)	(5)
Total operational revenue	926	18	930	23	994	25
Mark-to-Market Adjustments
MSR MTM(3)(4)	(163)	(3)	(195)	(5)	(73)	(2)
Excess spread / financing MTM	3	—	18	1	(39)	(1)
Total MTM adjustments	(160)	(3)	(177)	(4)	(112)	(3)
Total revenues - Servicing	$766	15	$753	19	$882	22

(1) Calculated basis points ("bps") are as follows: Annual $ amount/Total Average UPB X 10000.
(2) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3) We reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $20 and $34 from other ancillary revenues to MSR MTM in 2017 and 2016, respectively. Total revenues were not affected by this reclassification adjustment. No reclassification was required for 2015.
(4) In 2017 and 2016, the amount of MSR MTM includes $72 and $81 associated with inactive and liquidated loans that are no longer part of the MSR portfolio, respectively. These amounts were transferred to reserves on advances and other receivables. No such transfers occurred in 2015.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 43

2017 versus 2016
Forward - Due to the decline of the forward servicing portfolio's average UPB, base servicing fee revenue decreased in 2017 as compared to 2016. The decline in base servicing fees per average forward UPB to 18 bps in 2017 from 24 bps in 2016, was a result of an increase in the subservicing portfolio relative to the forward MSR portfolio. In addition, other ancillary revenues decreased in 2017 compared to 2016 due to a nonrecurring gain of approximately $20 in 2016 from the sale of reverse mortgage loans acquired in March 2016 from the execution of a clean-up call option on a reverse mortgage loan trust, as well as a $13 decrease from the elimination of web payment fees in 2017.

MSR prepayment and scheduled amortization decreased in 2017 primarily due to a decline in the UPB associated with the forward MSR portfolio and lower prepayments driven by increased interest rates. Despite an overall increase in interest rates in 2017, total mark-to-market revenue decreased due to greater stability of interest rates in 2017 as compared to 2016.

Subservicing - Subservicing fees increased in 2017 due to the significant expansion the subservicing portfolios, resulting in an increase in the average UPB of subserviced portfolios of $119 billion over 2016. A total UPB of $95 billion was boarded in the second half of 2016 associated with the commencement with two significant subservicing contracts. Another significant subservicing contract was executed in January 2017, of which $105 billion UPB was boarded in 2017. The increase in subservicing UPB was partially offset by the deboarding of $47 billion UPB in the fourth quarter of 2017 related to the termination of a subservicing agreement.

Reverse - Servicing fees on reverse MSR portfolios in 2017 increased compared to 2016 due to the growth in our reverse mortgage portfolio from the December 2016 acquisition of $9,305 UPB of Fannie Mae reverse mortgage loans, offset by the run-off in the legacy portfolios.

2016 versus 2015
Forward - In 2016, base servicing fee revenue decreased compared to 2015 primarily due to the decline of the forward servicing portfolio's average UPB. Ancillary revenues for 2016 include a gain of approximately $20 from the purchase and sale of reverse mortgage loans in March 2016. Additionally, the low interest rate environment prevalent for much of the year increased the gain on sale of early buyout loans and the recapture rate of refinanced loans. Servicing fees per average forward UPB were 24 bps and 27 bps in 2016 and 2015, respectively.

MSR prepayment and scheduled amortization increased in 2016 primarily due to higher prepayments resulting from the continued low interest rate environment prevalent for much of the year. Although interest rates were higher in December 2016 than in 2015, total mark-to-market revenue decreased in 2016, primarily due to the impact of lower interest rates during much of the year. In addition, starting in 2016, MSR MTM includes amounts associated with inactive and liquidated loans that are no longer part of the MSR portfolio.

Subservicing - Subservicing fees are earned each month on a per loan basis and increased in 2016 due to the addition of $95,000 UPB primarily in the third quarter of 2016.

Reverse - Servicing fees on reverse MSR portfolios decreased as a result of run-off in the legacy portfolios. In December 2016, we acquired the servicing rights related to $9,305 UPB of Fannie Mae reverse mortgage loans from a large financial institution.

44 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Table 5. Servicing Portfolio - Unpaid Principal Balances	Year Ended December 31,
	2017	2016	2015
Average UPB
Forward MSRs - fair value	$298,511	$326,477	$345,515
Subservicing and other(1)	170,131	50,965	20,820
Reverse loans - amortized cost	36,700	28,457	29,551
Total average UPB	$505,342	$405,899	$395,886

	December 31,
	2017	2016	2015
Ending UPB
Forward MSRs - fair value
Agency	$202,868	$227,062	$246,016
Non-agency	78,512	85,014	99,660
Total MSRs - fair value	281,380	312,076	345,676

Subservicing and other(1)
Agency	183,519	110,848	18,059
Non-agency	8,357	11,371	4,065
Total subservicing and other	191,876	122,219	22,124

Reverse loans - amortized cost
MSR	9,395	10,351	11,623
MSL	15,729	17,574	10,797
Securitized loans	9,988	11,015	7,435
Total reverse portfolio serviced	35,112	38,940	29,855
Total ending UPB	$508,368	$473,235	$397,655

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Year Ended December 31,
	2017	2016	2015
Modifications and workout units:
HAMP modifications	7,205	15,525	16,226
Non-HAMP modifications	23,557	23,280	24,648
Workouts(1)	44,467	24,072	24,118
Total modification and workout units	75,229	62,877	64,992

(1) Workout units for 2017 and 2016 were updated to include payment deferral modifications. There were no such payment deferral modifications in 2015.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 45

Total modifications and workouts during 2017 increased compared to 2016 due to a significant increase in workouts resulting from a high number of repayment plans in the fourth quarter of 2017 related to the disaster relief programs. HAMP modifications decreased in 2017 as compared to 2016 due to the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended, had until September 30, 2017 to finalize their modification. In December 2016, Fannie Mae and Freddie Mac announced a new Flex Modification program to provide relief for distressed borrowers. The Flex Modification incorporated components of HAMP, as well as the GSEs' standard and streamlined modifications and was developed at the direction of the FHFA. Servicers were required to implement the Flex Modification program by October 1, 2017. Under this new program, we, as a servicer, are eligible for the same financial incentives we receive for completing streamlined modifications.

The overall performance of borrowers within the servicing portfolio continued to improve as reflected in the table below.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	Year Ended December 31,
	2017	2016	2015
Loan count	3,039,495	2,637,254	2,245,047
Average loan amount(2)	$155,608	$164,818	$162,375
Average coupon - credit sensitive(3)	4.7%	4.7%	4.6%
Average coupon - interest sensitive(3)	4.2%	4.2%	4.1%
60+ delinquent (% of loans)(4)	3.4%	4.7%	6.9%
90+ delinquent (% of loans)(4)	2.8%	4.2%	6.4%
120+ delinquent (% of loans)(4)	2.4%	3.9%	5.9%
Total prepayment speed (12 month constant pre-payment rate)	12.7%	16.9%	15.6%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. We continued to experience decreasing delinquency rates in 2017, which helps to preserve the value of MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for our mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for our servicing operations.

Table 8. Servicer Ratings	Fitch	Moody's	S&P
Rating date	August 2017	June 2017	January & February 2018

Residential	RPS2-	Not Rated	Above Average
Master Servicer	RMS2+	SQ2-	Above Average
Special Servicer	RSS2-	Not Rated	Above Average
Subprime Servicer	RPS2-	Not Rated	Above Average

Fitch Rating Scale of 1 (Highest Performance) to 5 (Low/No Proficiency)
Moody's Rating Scale of SQ1 (Strong Ability/Stability) to SQ5 (Weak Ability/Stability)
S&P's Rating Scale of Strong to Weak

46 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

In February 2018, Standard and Poor's Global Ratings ("S&P") affirmed our above average ranking as a residential primary, subprime, and special servicer. The rankings reflect our experienced management team with extensive industry experience, improved internal control environment, appropriate oversight within critical areas, such as compliant and vendor management, default, and servicing acquisitions, our experience in boarding loans, our controlled default compliance management processes with appropriate emphasis on customer, as well as onshore customer-facing functions which we believe has resulted in improved borrower satisfaction. The rankings of our outlooks are stable as we continue to grow our portfolio at a moderate pace and have a sufficient financial position. We made improvements that will help ensure our operational environment remains sound while we continue to be competitive in the mortgage servicing industry.

In January 2018, S&P affirmed our above average ranking as a residential master servicer. The assessment is based on our seasoned management team with substantive industry knowledge, well-documented and formatted policies and procedures, good internal controls, as well as an efficient and stable platform with a market position as one of the largest residential mortgage master servicers as measured by portfolio size. The ranking of our outlook is stable as we continue to perform as an overall effective residential mortgage master servicer and have a sufficient financial position. We have been growing our servicing portfolio in a challenging environment and continues to enhance our systems and processes to accommodate new portfolio and client requirements.

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

In June 2017, Moody’s Investor Service upgraded our Servicer Quality assessment to SQ2- from SQ3+ as a Master Servicer of residential mortgage loans. The assessment is based on our strong reporting and remittance processes, as well as strong compliance and monitoring capabilities.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 47

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Year Ended December 31,
	2017		2016(1)		2015(1)
	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$290	6	$265	7	$247	6
General and administrative
Servicing support fees	134	3	147	4	171	4
Corporate and other general and administrative expenses	127	3	136	3	140	4
Foreclosure and other liquidation related expenses	117	2	63	2	196	5
Depreciation and amortization	23	—	23	—	21	1
Total general and administrative expenses	401	8	369	9	528	14
Total expenses - Servicing	$691	14	$634	16	$775	20

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with our business. Certain 2016 and 2015 costs within salaries, wages, benefits, and operational expenses were reclassified between segments to conform to current year allocation methods.

2017 versus 2016
Expenses increased in 2017 primarily due to an increase in salaries, wages and benefits, which can be attributed to the significant expansion of our subservicing portfolio in 2017 and a decrease in offshore positions. In 2017, we also launched our own reverse mortgage servicing platform and terminated our existing contract with the subservicer, which resulted in an increase in staff for activities previously performed by the subservicer of our reverse mortgage portfolio. In addition, staffing increased as a result of the boarding of loans related to the December 2016 acquisition in our reverse mortgage servicing platform. General and administrative expenses increased in 2017 due to an increase in foreclosure and other liquidation expenses, offset by a decrease in servicing support fees, and corporate and other general and administrative expenses. Cost containment measures, as well as continued performance improvement in our forward mortgage loan portfolio evidenced by lower delinquencies and the closure of our Buffalo, New York facility in August 2017, contributed to the decrease in corporate and other general and administrative expenses. The increase in foreclosure and other liquidation related expenses is primarily due to our reverse servicing portfolio. We evaluate our reserve provision based on portfolio performance characteristics. During 2017, reserves increased based on our determination that there were additional potential losses association with claims and other receivables, as well as growth in our reverse mortgage portfolio due to the December 2016 acquisition.

2016 versus 2015
Expenses declined in 2016 primarily as a result of lower general and administrative expenses. General and administrative expenses decreased in 2016 due to higher rates of recoveries on advances, lower professional and consulting fees resulting from cost containment measures as well as continued performance improvement in the overall portfolio as reflected by lower delinquencies. Salaries, wages and benefits increased primarily due to the expansion of our subservicing portfolios, but remained stable when measured in bps of UPB as a result of improved portfolio performance, investments in technology and other operational improvements.

48 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Table 10. Servicing - Other Income (Expense), Net	Year Ended December 31,
	2017		2016		2015
	Amounts	bps	Amounts	bps	Amounts	bps
Reverse mortgage interest income	$490	9	$344	9	$268	7
Other interest income	37	1	3	—	—	—
Interest income	527	10	347	9	268	7

Reverse mortgage interest expense	(382)	(7)	(269)	(7)	(190)	(5)
Advance interest expense	(35)	(1)	(53)	(1)	(55)	(1)
Other interest expense	(106)	(2)	(120)	(3)	(132)	(4)
Interest expense	(523)	(10)	(442)	(11)	(377)	(10)
Other expense	(3)	—	—	—	(1)	—
Total other income (expense) - Servicing	$1	—	$(95)	(2)	$(110)	(3)

Weighted average cost - advance facilities	3.1%		2.8%		2.4%
Weighted average cost - excess spread financing	8.9%		8.9%		9.0%

2017 versus 2016
Reverse mortgage interest income and expense increased in 2017 as compared to 2016, primarily due to growth of the reverse mortgage portfolio in December 2016 with the acquisition of $3,691 UPB of securitized reverse mortgage loans and HMBS notes, along with the discount accretion associated with the purchase discount on this acquired portfolio. Other interest income significantly increased due to rising interest rates coupled with improved interest income derived from various banking relationships. Advance interest expense declined in 2017 due to the reduction of advances in 2016, which were primarily associated with sales of the related MSR, as well as portfolio performance. See Note 4, Reverse Mortgage Interests, Net for further details related to servicing fees.

2016 versus 2015
Reverse mortgage interest income and expense increased in 2016 as a result of the addition of the $4,816 UPB reverse loan portfolio and related HMBS notes acquired from Generation Mortgage in the second quarter of 2015. Reverse mortgage interest income includes servicing fees of $29 earned in 2016, and $27 earned in 2015, respectively. We expanded our reverse mortgage portfolio in December 2016 with the addition of $3,691 UPB of securitized reverse mortgage loans and HMBS notes acquired from a large financial institution.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 49

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	December 31, 2017			December 31, 2016
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs
Agency	$202,868	$2,251	4.5%	$227,062	$2,394	4.4%
Non-agency	78,512	686	4.6%	85,014	766	4.5%
Total forward MSRs - fair value	281,380	2,937	4.5%	312,076	3,160	4.5%

Subservicing and other(1)
Agency	183,519	N/A	N/A	110,848	N/A	N/A
Non-agency	8,357	N/A	N/A	11,371	N/A	N/A
Total subservicing and other	191,876	N/A	N/A	122,219	N/A	N/A

Reverse portfolio - amortized cost
MSR	9,395	4	N/A	10,351	6	N/A
MSL	15,729	(41)	N/A	17,574	(48)	N/A
Securitized loans	9,988	9,984	N/A	11,015	11,033	N/A
Total reverse portfolio serviced	35,112	9,947	N/A	38,940	10,991	N/A
Total servicing portfolio unpaid principal balance	$508,368	$12,884	N/A	$473,235	$14,151	N/A

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

Table 12. Fair Value MSR Valuation	December 31, 2017			December 31, 2016
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - Fair Value
Credit sensitive	$167,605	$1,572	94	$198,935	$1,818	91
Interest sensitive	113,775	1,365	120	113,141	1,342	119
Total MSRs - fair value	$281,380	$2,937	104	$312,076	$3,160	101

As of December 31, 2017, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value compared to December 31, 2016 due to improved portfolio performance as evidenced by lower delinquency and foreclosure rates. The fair value of our interest sensitive portfolio slightly increased compared to December 31, 2016 due to lower prepayment speeds resulting from a higher interest rate environment.

50 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 13. MSRs - Fair Value, Roll Forward	Year Ended December 31,
	2017	2016
Fair value - beginning of year	$3,160	$3,358
Additions:
Servicing resulting from mortgage loans sold	203	208
Purchases of servicing rights	66	157
Dispositions:
Sales and cancellation of servicing assets	(60)	(67)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	(32)	(83)
Interest sensitive	(69)	4
Other changes in fair value:
Scheduled principal payments	(81)	(82)
Disposition of negative MSRs and other(1)	68	96
Prepayments
Voluntary prepayments
Credit sensitive	(168)	(211)
Interest sensitive	(105)	(156)
Involuntary prepayments
Credit sensitive	(28)	(37)
Interest sensitive	(17)	(27)
Fair value - end of year	$2,937	$3,160

(1) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	Year Ended December 31,
	2017	2016
Credit Sensitive MSRs
Discount rate	11.4%	11.6%
Weighted average prepayment speeds	15.2%	15.4%
Weighted average life of loans	5.7 years	6.0 years

Interest Sensitive MSRs
Discount rate	9.2%	9.3%
Weighted average prepayment speeds	10.7%	10.7%
Weighted average life of loans	6.7 years	6.8 years
The discount rate decreased for credit sensitive MSRs primarily due to lower yields on new acquisitions and runoff of higher yield portfolios from prior acquisitions, which lowered the weighted average rate. Despite a decrease in prepayment speeds, the weighted-average life of loans for both credit sensitive and interest sensitive MSRs decreased.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 51

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

The servicing fees associated with an MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee, as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of loans; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential, certain funds managed by Fortress Investment Group, and a third-party associated with funds and accounts under management of BlackRock Financial Management, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 3, Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of December 31, 2017 and 2016 is disclosed.

52 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The following table sets forth the change in the excess spread liability and the related weighted average assumptions for the years ended December 31, 2017 and 2016.

Table 15. Excess Spread Financing	Year Ended December 31,
	2017	2016
Fair value - beginning of year	$1,214	$1,232
Additions:
New financings	—	155
Deductions:
Repayments of debt(1)	(23)	—
Settlements of principal balances	(207)	(198)
Changes in fair value:
Credit sensitive	16	27
Interest sensitive	(4)	(2)
Fair value - end of year	$996	$1,214

	Year Ended December 31,
Key Assumptions	2017	2016
Weighted average prepayment speeds	13.7%	13.9%
Weighted average life of loans	5.9 years	6.3 years
Discount rate	10.8%	10.8%

Credit Sensitive
Mortgage prepayment speeds	14.3%	14.5%
Average life of mortgage loans	5.8 years	6.1 years
Discount rate	11.1%	11.1%

Interest Sensitive
Mortgage prepayment speeds	11.1%	10.7%
Average life of mortgage loans	6.3 years	6.7 years
Discount rate	8.9%	9.0%

(1) During 2017, we entered into cancellation agreements for approximately $60 in MSRs and paid down a total of $23 excess spread financing liabilities that were encumbered prior to the cancellation of servicing rights.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 53

In conjunction with the excess spread financing servicing acquisition structure, we had previously entered into several sale agreements whereby we sold the right to repayment on outstanding private-label servicing advances and sold the right to receive the base fee component on the related MSRs. We continue to service the loans in exchange for a portion of the base fee. These financings are recorded at fair value and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

Table 16. MSRs Financing Liability - Rollforward	Year Ended December 31,
	2017	2016
Fair value - beginning of year	$27	$69
Changes in fair value(1):
Changes in valuation inputs or assumptions used in the valuation model	(19)	(27)
Other changes in fair value	2	(15)
Fair value - end of year	$10	$27

	Year Ended December 31,
	2017	2016
Weighted-Average Assumptions
Advance financing rates	3.5%	3.2%
Annual advance recovery rates	23.2%	23.9%

(1) The changes in fair value related to our MSR financing liability primarily relate to both scheduled and unscheduled principal payments reflected in the underlying MSRs and changes in the fair value model assumptions.

We estimate fair value of the MSR financing liability based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions at December 31, 2017 and 2016 being advance financing rates and annual advance recovery rates. The liability value decreased in 2017 primarily due to the decrease in the UPB of the underlying MSR, which resulted in a decrease in the amounts owed to the counterparty over 2017.

The following table provides an overview of our forward servicing portfolio and amounts that have been transferred to our co-invest partners for the periods indicated.

Table 17. Leveraged Portfolio Characteristics	December 31,
	2017	2016
Owned forward servicing portfolio - unencumbered	$84,488	$75,232
Owned forward servicing portfolio - encumbered	196,892	236,844
Subserviced forward servicing portfolio and other	191,876	122,219
Total unpaid principal balance	$473,256	$434,295

The encumbered forward servicing portfolio consists of residential mortgage loans included within our excess spread financing transactions and MSR financing liability. Subserviced and other amounts include (1) loans serviced for others, (2) residential mortgage loans originated but not yet sold, and (3) agency REO balances for which we own the mortgage servicing rights. The increase in subserviced forward servicing portfolio and other was primarily due to the addition of subserviced portfolios during 2017.

54 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Reverse - MSRs Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSRs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	Year Ended December 31,
	2017	2016
Loan count	212,415	233,207
Ending unpaid principal balance	$35,112	$38,940
Average loan amount(1)	$165,299	$166,975
Average coupon	3.8%	3.4%
Average borrower age	79	78

(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower's home. For acquired servicing rights, an MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio. In December 2016, we acquired a reverse mortgage portfolio which included servicing rights related to $9,305 UPB of Fannie Mae HECM loans and reverse mortgage interests related to $3,840 UPB of Ginnie Mae securitized HECM loans and related unsecuritized advances.

Each quarter, we amortize or accrete the MSR or MSL to service related revenue, net of the respective portfolios run-off. The MSR or MSL is assessed for impairment or increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in the valuation allowance.

Based on our assessment, no impairment was required to be recorded for reverse MSRs as of December 31, 2017 and 2016.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

The direct-to-consumer lending channel originates first-lien conventional and government-insured loans. The direct-to-consumer strategy relies on call centers, our website and our mobile app to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increased our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 55

Table 19. Originations - Operations	Year Ended December 31,
	2017	2016	2015
Revenues	$591	$738	$666
Expenses	439	527	467
Other income (expenses), net	1	4	9
Income before income tax expense	$153	$215	$208
Income before taxes margin	25.9%	29.1%	31.2%

	Year Ended December 31,
	2017	2016	2015
Revenue	$591	$738	$666
Pull through adjusted lock volume	$17,731	$20,470	$18,405
Revenue basis points(1)	3.33%	3.61%	3.62%

Expenses	$439	$527	$467
Funded volume	$19,140	$20,316	$17,971
Expenses basis points(2)	2.29%	2.59%	2.60%

Margin	1.04%	1.02%	1.02%

(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

2017 versus 2016
Although income before income taxes for 2017 decreased as compared to 2016 due to a decrease in revenues, earnings margin improved during 2017. The earnings margin improvement was primarily due to a reduction of expenses, causing a decline in expenses basis points.

Revenue basis points in 2017 declined in comparison to 2016 primarily due to a higher correspondent mix and lower HARP mix. Revenue decreased as a result of lower volumes.

Expenses basis points declined in 2017 due to a decrease in expenses of 17% compared to 2016. The decrease in expenses is a result of cost reduction initiatives, increased productivity and non-recurring TRID related expenses that were incurred in 2016.

2016 versus 2015
Income before income tax for 2016 increased by $7 compared to 2015 due primarily to an increase in revenue as a result of increased funded volume.

We were able to sustain revenue margin, despite a decline in HARP volume year-over-year. The direct-to-consumer lending channel continued to diversify its product offerings in anticipation of the possible expiration of HARP in 2017. This diversification also enabled us to grow recapture rate on portfolio runoff and competitively position itself for the future.

Market volatility is another driving factor for revenue margins. The market volatility during the fourth quarter of 2016 caused the 10-year Treasury rate to increase rapidly, which increased hedging costs and decreased gains on mortgage loans held for sale. We were able to manage this volatility through pipeline hedging, while minimizing losses attributable to the increases in interest rates.

Expense basis points were flat year-over-year, despite an increase in total cost due to higher volume and TRID related expenses.

56 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Year Ended December 31,
	2017	2016	2015
Service related, net - Originations	$63	$63	$65
Net gain on mortgage loans held for sale
Gain on loans originated and sold	381	458	373
Fair value adjustments on loans held for sale	9	(15)	(1)
Mark-to-market on locks and commitments(1)	(32)	2	—
Mark-to-market on derivative/hedge	(29)	27	20
Capitalized servicing rights	192	197	209
Provision of repurchase reserves, net of release	7	6	—
Total net gain on mortgage loans held for sale	528	675	601
Total revenues - Originations	$591	$738	$666

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$11,319	$13,728	$11,305
Other locked pull through adjusted volume(2)	6,412	6,742	7,100
Total pull through adjusted volume	$17,731	$20,470	$18,405
Funded volume	$19,140	$20,316	$17,971
Funded HARP volume	$3,540	$4,311	$4,983
Recapture percentage	27.4%	28.6%	27.0%
Purchase percentage of funded volume	30.7%	23.5%	26.0%
Value of capitalized servicing	101 bps	97 bps	119 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Pull through adjusted volume represents the expected funding from locks taken during the year.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 57

2017 versus 2016
Total revenue decreased in 2017 as compared to 2016 due to a decline in total net gain on mortgage loans held for sale. Gain on loans originated and sold decreased in 2017 primarily due to lower locked volumes. The decrease in locked volumes was a result of increased interest rates over 2017, which drove lower demand for refinance loans. The decrease in locked volumes and the change in interest rates over 2017 also contributed to the decrease in mark-to-market on locks and commitments and mark-to-market on derivative/hedge revenues.

In August 2017, the Federal Housing Finance Agency announced the extension of the HARP program to December 31, 2018, which will allow us to continue to serve qualified homeowners with the opportunity to refinance their mortgage.

2016 versus 2015
The increase in revenues of $72 in 2016 was primarily driven by higher locked volumes due to the low interest rate environment and continued focus on recapture. Our direct-to-consumer business represented approximately 65% of total pull-through volume, which earn higher margins than correspondent lending. Consumer direct lock pull-through adjusted volume increased 21% or $2,423 in 2016 when compared to 2015. The total net gain on mortgage loans held for sale improved in 2016 due to a $11 release of repurchase reserves, as described in the Repurchase Reserves table in table 23, related to improved loss rates from stronger underwriting performance and the falloff of losses associated with the mortgage crisis predating 2008.

Table 21. Originations - Expenses	Year Ended December 31,
	2017	2016(1)	2015(1)
Salaries, wages and benefits	$263	$297	$272
General and administrative
Loan origination expenses	59	76	52
Corporate and other general and administrative expenses	49	72	81
Marketing and professional service fee	58	59	50
Depreciation and amortization	10	11	12
Loss on impairment of assets	—	12	—
Total general and administrative	176	230	195
Total expenses - Originations	$439	$527	$467

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with our business. Certain 2016 and 2015 costs within salaries, wages and benefits, and operational expenses were reclassified between segments to conform to current year allocation methods.

2017 versus 2016
Total expenses decreased 17% in 2017 compared to 2016 primarily due to declines in volumes, expense initiatives and improvements in efficiency. In addition, a one-time $12 impairment charge was incurred in 2016 related to the impairment of the Greenlight trade name. Partially offsetting the volume related reductions during 2017 were exit and restructuring costs incurred to improve the alignment of costs with current operations. The restructuring costs included $1 of severance expense in salaries, wages and benefits and $2 of exit costs included in corporate and other general and administrative expenses associated with the restructuring of leases. In addition, lower loan origination expenses contributed to the overall decrease in expenses due to lower TRID expenses and stronger underwriting in 2017.

2016 versus 2015
In 2016, expenses increased 13% from 2015 which is primarily driven by increased volume due to the low interest rate environment. Salary related expenses were higher in 2016 due to incremental headcount driven by higher non-HARP funded units, partially offset by continued improvements in the fulfillment productivity levels. General and administrative expense was higher in 2016 due to the operating costs associated with strategic marketing efforts to take advantage of the low interest rate environment. In December 2016, we determined we will no longer market our Originations business under the Greenlight brand and all future business will be marketed under the Nationstar brand. This initiative will allow further costs savings associated with not marketing the Greenlight name and technology expenses associated with the Greenlight website, while having no expected impact to the Originations revenue. Accordingly, $12 was recorded for the impairment of the Greenlight trade name.

58 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Table 22. Originations - Other Income (Expenses), Net	Year Ended December 31,
	2017	2016	2015
Interest income	$55	$63	$67
Interest expense	(54)	(58)	(58)
Other expense	—	(1)	—
Other income, net - Originations	$1	$4	$9

Weighted average coupon - mortgage loans held for sale	4.1%	3.9%	4.1%
Weighted average cost of funds (excluding facility fees)	3.5%	2.9%	4.2%

Interest income relates primarily to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

2017 versus 2016
Due to reduced originated loan volume, interest income declined in 2017 as compared to 2016. Interest expense also declined primarily as a result of lower financed amounts in response to decreased originations activity in 2017.

2016 versus 2015
In 2016, interest income declined primarily as a result of lower coupon rates on originated loans when compared to 2015. In 2016, interest expense remained flat primarily as a result of lower costs of borrowing, offset by increased borrowing when compared to 2015.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Year Ended December 31,
	2017	2016	2015
Repurchase reserves - beginning of year	$18	$26	$29
Provisions	7	11	10
Releases	(14)	(17)	(10)
Charge-offs	(2)	(2)	(3)
Repurchase reserves - end of year	$9	$18	$26

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

We provide certain representations and warranties on the sale of our mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. We regularly evaluate the appropriateness of this repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions. As a result of year-over-year improvements in loss rates attributable to stronger underwriting standards and due to the fall-off of losses associated with the mortgage loan crisis period prior to 2008, current loss rates have significantly declined. We have determined that previously estimated losses are not expected to occur and have updated our analysis for reserves, resulting in an overall reduction of reserve balances as repurchase liabilities expire with loss rates below provisioned levels. We believe our reserve balance as of December 31, 2017 is sufficient to cover future loss exposure associated with repurchase contingencies in our loan portfolio.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 59

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

Exchange revenue is comprised of real estate disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this mission is evidenced by generally higher sales price and lower average days to sell compared to traditional property sales.

Services revenue is comprised of title, escrow, and valuation services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. During 2017, we added over 10 new title clients. In June 2017, Xome sold its retail title division, allowing management to focus efforts on further building its national origination and default title businesses.

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to real estate franchisors, brokerages, agents and MLS organizations and associations. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. Our Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 90% of all active MLS listings in the United States. Our platform allows users to search among distressed and non-distressed real estate listings on a single website -- a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. In the fourth quarter of 2017, we launched our website 4salebyowner.com, which is our entry into the "Do It Yourself" ("DIY") real estate sales market of approximately 600,000 properties annually. Our value proposition to home buyers and sellers is to empower them to transact as they want, either through a traditional sales channel or through our proprietary auction technology, which leverages an artificial intelligence enabled listing, bidding and selling strategies and full-service brokerage support. Our goal is to grow this platform into an industry leading DIY solution for home buyers and sellers. SaaS also includes the financial results of Xome corporate functions. In February 2018, Xome has sold software-based business of its Real Estate Digital business but retain RED’s reDataVault proprietary offering which is home to Xome's MLS data.

Table 24. Xome - Operations	Year Ended December 31,
	2017	2016	2015
Revenues	$291	$423	$437
Expenses	247	354	358
Other income (expenses), net	9	—	—
Income before income tax expense	$53	$69	$79
Income before taxes margin	18.2%	16.3%	18.1%

2017 versus 2016
Income before income taxes decreased in 2017 compared to 2016 due to a decline in revenues driven by lower volume of property listings sold and completed services orders. Offsetting the decrease in revenues was a decrease in expenses, primarily in compensation related expenses as a result of a decline in headcount and direct vendor costs due to volume decline. In addition, Xome recorded a gain of $8 to other income (expenses) in connection with the sale of its retail title division.

2016 versus 2015
Income before income taxes decreased in 2016 compared to 2015 primarily due to a decline in Exchange revenues coupled with the costs of defending and settling a pre-acquisition liability for $6 associated with our acquisition of Experience 1 in January 2015. These drivers were partially offset by an increase in earnings in our title and escrow business and declines in acquisition costs, executive related compensation and marketing expenses.

60 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Table 25. Xome - Revenues	Year Ended December 31,
	2017	2016	2015
Exchange	$109	$153	$180
Services	152	238	221
SaaS	30	32	36
Total revenues - Xome	$291	$423	$437

Key Metrics
Property listings sold	11,985	17,319	20,640
REO listings at year end	3,963	4,669	8,426
Xome services completed orders	422,658	594,623	657,129
Percentage of revenue earned from third-party customers(1)	29.5%	26.9%	20.2%

(1) Due to the sale of the retail title division in June 2017, percentages for 2017, 2016 and 2015 exclude the impact of the retail title division's operations.

2017 versus 2016
Exchange revenues decreased in 2017 compared to 2016 due to a decrease in the number of property listings sold. Revenues earned from default property listings decreased, as our outflow outpaced our referral inflow, and contributed to the reduction in properties sold. Despite the reduction in total property listings sold, revenues earned from third-party customers for the year ended 2017 increased by 82% compared to the year ended 2016. The increase in third-party revenue is due to our focus on business development efforts with new and existing third-party customers.

Services revenues decreased in 2017 as compared to 2016, primarily due to a decline in national and retail title and escrow services and collateral valuation services. Higher interest rates in 2017 resulted in a decreased order volume and adversely impacted the national and retail title and escrow services revenue. In addition, Xome sold its retail title division in June 2017, which contributed to the decline in revenues. Revenues from collateral valuation services decreased primarily due to a decrease in the delinquency rate of our servicing portfolio and the termination of a nonprofitable client relationship in third quarter 2016.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 61

Table 26. Xome - Expenses	Year Ended December 31,
	2017	2016	2015
Salaries, wages and benefits	$126	$175	$169
General and administrative
Operational expenses	104	154	176
Depreciation and amortization	14	21	13
Loss on impairment of assets	3	4	—
Total general and administrative	121	179	189
Total expenses - Xome	$247	$354	$358

2017 versus 2016
Salaries, wages and benefits expense decreased in 2017 compared to 2016 largely due to a reduction in headcount and the sale of our retail title division in 2017. The decrease in operational expenses was driven by a decline in direct vendor costs in conjunction with the decrease in revenues, as well as a decrease in system transaction related fees as we completed the migration of our operations off of third-party platforms onto our proprietary technology. Operational expenses were also positively impacted by a decline in facility related expenses in conjunction of the sale of our retail title business and decrease in technology expenses due to reduction in headcount. Depreciation and amortization decreased primarily due to the retirement of the legacy technology. In addition, we recorded a $3 loss on impairment of assets due to a $2 write off of goodwill in connection with the sale of Xome's retail title division in June 2017 and a $1 impairment in customer relationships related to the loss of a major customer.

2016 versus 2015
Salaries, wages and benefits expenses increased in 2016 compared to 2015, driven by higher personnel costs due to an investment in technology personnel to support our technology initiatives, offset by a decline in acquisition and executive compensation. The decrease in general and administrative expenses was driven by a $13 decline in marketing expenses. Our marketing costs had increased in 2015 in support of our Xome rebranding and launch of Xome.com and related apps in June 2015. This decrease in general and administrative expenses was partially offset by costs associated with defending and settling a $6 contingent obligation (partially offset by related reserves). Depreciation and amortization increased primarily due to accelerated intangible amortization associated with the migration from our Homesearch.com platform to our Xome.com auction platform. The migration to the new auction platform has reduced expenses by approximately $1 per quarter beginning in the third quarter of 2016. In 2016, we redirected our technology efforts and ceased development on certain initiatives. Additionally, we experienced loss of a customer and determined that a certain tradename did not have any future value. Accordingly, a non-cash charge of $4 was recorded for the impairment of these assets.

Corporate and Other

Table 27. Corporate and Other - Operations	Year Ended December 31,
	2017	2016	2015
Revenues	$2	$1	$4
Expenses	98	129	88
Other income (expenses), net	(142)	(151)	(146)
Loss before income tax expense (benefit)	$(238)	$(279)	$(230)

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

62 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

2017 versus 2016
Loss before income taxes improved in 2017 as compared to 2016 due to lower expenses related to reductions in legal and marketing expenses and cost containment initiatives taken during 2017. In addition, 2016 expenses included non-recurring costs associated with restructuring costs and technology disposition. A decrease in interest expense on unsecured senior notes due to the continued repurchase of unsecured senior notes further contributed to the improvement in loss before income taxes.

2016 versus 2015
Loss before income taxes increased in 2016 as compared to 2015 primarily due to an increase in expenses. Other corporate costs increased in 2016 due to non-recurring expenses in the fourth quarter related to restructuring costs and technology disposition, higher marketing expenses, investments in corporate controls and risk management, interest expense related to a revolving facility used for general corporate purposes, and 2015 results included a nonrecurring gain of $8 related to the fourth quarter 2015 debt repurchase. Our interest expense on unsecured senior notes declined during 2016 compared to 2015 primarily due to the repurchase of $109 of notes in the fourth quarter of 2015 and an additional $40 during the course of 2016.

Table 28. Legacy Portfolio	Year Ended December 31,
	2017	2016	2015
Performing - UPB	$153	$167	$178
Nonperforming (90+ delinquency) - UPB	39	49	71
REO - estimated fair value	1	3	4
Total legacy portfolio	$193	$219	$253

Table 29. Corporate and Other - Expenses	Year Ended December 31,
	2017	2016(1)	2015(1)
Salaries, wages and benefits	$63	$53	$41
General and administrative
Operational expenses	23	59	40
Depreciation and amortization	12	8	7
Loss on impairment of assets	—	9	—
Total general and administrative	35	76	47
Total expenses - Corporate and Other	$98	$129	$88

(1) We periodically evaluate corporate allocation methods in order to appropriately align corporate costs with our business. Certain 2016 and 2015 costs within salaries, wages and benefits, and operational expenses were reclassified between segments to conform to current year allocation methods.

2017 versus 2016
Total expenses for 2017 decreased as compared to 2016 due to non-recurring expenses in the fourth quarter of 2016 related to restructuring costs and technology disposition. In addition, cost containment initiatives, which included lower legal expenses, lower marketing costs associated with brand spending and efficiencies realized in the management of our legacy portfolio, contributed to the decrease in expenses. The increase in depreciation and amortization is related to the growth in our network platforms and development of our new website, which launched in December 2016. Salaries, wages and benefits increased in 2017 due to a shift from previously outsourced positions to internal positions with the expansion of our offshore shared services.

2016 versus 2015
Total expenses increased in 2016 compared to 2015 due to increased investment in corporate controls and risk management and an increase in marketing, severance and impairment expenses in fourth quarter of 2016. Marketing expenses increased by $8 in 2016 related to the promotion of our brand and our new website. Our Corporate segment also incurred severance related expenses of $5 in connection with initiatives to reduce future corporate overhead costs. Impairment charges of $9 were recorded for technology assets that are no longer being used.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 63

Table 30. Corporate and Other - Other Income (Expenses), Net	Year Ended December 31,
	2017	2016	2015
Interest income - legacy portfolio	$14	$14	$14

Interest expense - legacy portfolio	(6)	(7)	(8)
Interest expense on unsecured senior notes	(144)	(152)	(160)
Other interest, net	(3)	(5)	—
Total interest expense	(153)	(164)	(168)
Other income (expense)	(3)	(1)	8
Other income (expense), net - Corporate and Other	$(142)	$(151)	$(146)

Weighted average cost - unsecured senior notes	7.3%	7.3%	7.3%

Other income (expense), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes.

2017 versus 2016
Other income (expense), net improved in 2017 compared to 2016 primarily due to the reduction in interest expense on unsecured senior notes as a result of the repurchase of unsecured senior notes over both years. We repurchased $120 and $40 of outstanding notes during 2017 and 2016, respectively.

2016 versus 2015
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

64 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Changes in Financial Position

Table 31. Assets	December 31,
	2017	2016	% Change
Cash and cash equivalents	$215	$489	(56.0)%
Mortgage servicing rights	2,941	3,166	(7.1)%
Advances and other receivables, net	1,706	1,749	(2.5)%
Reverse mortgage interests, net	9,984	11,033	(9.5)%
Mortgage loans held for sale at fair value	1,891	1,788	5.8%
Other	1,299	1,368	(5.0)%
Total assets	$18,036	$19,593	(7.9)%

Total assets as of December 31, 2017 decreased $1,557 or 7.9% compared with December 31, 2016 primarily due to the decrease in cash and cash equivalents, mortgage servicing rights, reverse mortgage interest, net and partially offset by an increase in mortgage loans held for sale at fair value. Cash and cash equivalents decreased $274 primarily due to a strategic decision to utilize cash and cash equivalents to reduce overall interest expense. Mortgage servicing rights declined primarily due to a smaller servicing loan portfolio resulting from run off and due to fewer acquisitions of MSRs. These declines were partially offset by increased MSR valuations at December 31, 2017 as a result of increased interest rates and lower delinquency rates in 2017. Reverse mortgage interests decreased by $1,049 due to loan liquidation proceeds in excess of new advances on underlying HECM loans. These declines in assets were partially offset by an increase in mortgage loans held for sale of $103, or 5.8%, primarily due to the balance of loans originated, purchased and repurchased exceeding the balance of loans sold in 2017, despite a decrease in lock volumes.

Table 32. Liabilities and Stockholders' Equity	December 31,
	2017	2016	% Change
Unsecured senior notes, net	$1,874	$1,990	(5.8)%
Advance facilities, net	855	1,096	(22.0)%
Warehouse facilities, net	3,285	2,421	35.7%
MSR related liabilities - nonrecourse at fair value	1,006	1,241	(18.9)%
Other nonrecourse debt, net	8,014	9,631	(16.8)%
Other liabilities	1,280	1,531	(16.4)%
Total liabilities	16,314	17,910	(8.9)%
Total stockholders' equity attributable to Nationstar	1,715	1,677	2.3%
Non-controlling interests	7	6	16.7%
Total liabilities and stockholders' equity	$18,036	$19,593	(7.9)%

Stockholders' equity increased slightly due to net income in 2017. Within liabilities, the advance facilities decreased by $241 as the portfolio balance continues to decline due to repayment of advances along with the strategic decision to use cash balances to reduce borrowing. The decrease in advance facilities was offset by the increase in warehouse facilities of $864 or 36% as of December 31, 2017 primarily due to borrowings to fund the reverse mortgage activities. Growth in warehouse borrowings associated with the reverse mortgage portfolio is primarily attributable to an acceleration of HMBS repurchases, of which we expect to assign the majority of these loans. MSR related liabilities decreased by $235 primarily due to repayment of excess financing. Other nonrecourse debt decreased by $1,617 due to collections on participating interests in HMBS and repayments of HECM loans. Other liabilities decreased by $251 primarily due to reduction of payables to investors and accounts payable and other accrued liabilities.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 65

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

We service and subservice reverse mortgage loan portfolios with a UPB of $35,112 as of December 31, 2017, which includes $9,395 of reverse MSRs, $15,729 of reverse MSLs and $9,988 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or annualized draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse portfolio recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs. Draws on loans totaled $403, $415 and $462, in 2017, 2016 and 2015, respectively.

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

During 2017, we expanded our subservicing portfolios in order to grow our operations without the capital required for acquisition costs and carrying costs of advances that is associated with ownership of mortgage servicing rights. We completed boardings of $145 billion UPB in connection with new and existing subservicing agreements. The growth in UPB was partially offset by the termination of a subservicing agreement because the servicer of record sold its ownership interest and the new owner did not retain us as subservicer.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Year Ended December 31,
	2017	2016	2015
Cash provided by operating profits and changes in working capital and other assets	$734	$782	$113
Originations net sales activities	368	189	285
Net cash attributable to operating activities	$1,102	$971	$398

2017 vs. 2016
Cash generated from operating activities and from changes in working capital and other assets decreased by $48 in 2017 when compared with 2016, primarily due to an increase of $989 in funds used for the repurchase of reverse loan assets out of Ginnie Mae securitization trusts. Cash provided by other assets and liabilities increased by $912 in 2017 driven by increased proceeds from the liquidation of reverse mortgage loans, net of advance draws. Cash generated from the origination and sale of loans increased by $179 or 95% in 2017 when compared with 2016, primarily due to a $1,434 decrease in the cash used for repurchases of forward loans out of Ginnie Mae securitizations and the origination and purchase of mortgage loan. Offsetting this decline was a decrease in the proceeds for the sale of previously originate loans of $1,255.

66 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

2016 vs. 2015
Cash generated from operating activities and from changes in working capital and other assets grew by $669 or 592% in 2016 when compared with 2015. Cash from operating activities improved in 2016 primarily due to stronger loan recapture rates and recovery of advances. Cash generated from the origination and sales of loans in 2016 was comparable with 2015. Due to the low interest rate environment in 2016, we experienced higher funded volumes in 2016 compared to 2015, which led to higher sales volumes in 2016. Cash generated from origination activities will vary based upon the timing of loan funding and the mix between direct-to-consumer and correspondent lending. Origination net sales activities included repurchases of forward loans assets out of Ginnie Mae securitizations totaling $1,432 and $1,865 in 2016 and 2015, respectively. Substantial portions of these acquisitions are generally recovered in the near term and are reflected as financing activities or proceeds on loans held for sale in operations. In addition, 2016 operating cash flows included $18 net cash proceeds from a sale of HECM loans which were previously acquired from execution of a clean-up call right.

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

Table 34. Investing Cash Flow	Year Ended December 31,
	2017	2016	2015
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(63)	$(144)	$(696)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	16	(3,600)	(4,816)
Proceeds on sale of forward mortgage servicing rights	71	68	48
Other	(30)	(62)	(103)
Net cash attributable to investing activities	$(6)	$(3,738)	$(5,567)

2017 vs. 2016
Our investing activities used net cash of $6 in 2017, which decreased by $3,732 from $3,738 in 2016. The decrease in net cash used in investing activities is primarily due to the fact that we utilized $3,600 in 2016 for an acquisition of reverse mortgage interests in securitized HECM loans and related advances. In addition, we utilized $81 less in 2017 in purchase of forward mortgage servicing rights and received proceeds of $16 on sale of Xome's retail title division in June 2017 which further improved net cash attributable to investing activities. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between years.

2016 vs. 2015
Our investing activities used net cash of $3,738 in 2016, which decreased by $1,829 from $5,567 in 2015. In 2016, we acquired $3,600 in reverse mortgage interests in securitized HECM loans and related advances. The related HMBS obligations of $3,691 were recorded as nonrecourse debt, and included in financing cash flow as presented below. As a result, we received net cash of $91. In 2016, cash used in the purchase of MSRs declined by $552. We expanded our forward loan portfolio in 2016 through the addition of subserviced loans, which requires less capital investment.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 67

Table 35. Financing Cash Flow	Year Ended December 31,
	2017	2016	2015
Decrease in advance facilities	$(241)	$(550)	$(256)
Increase in warehouse facilities	863	529	321
Payment of senior unsecured notes and nonrecourse debt	(138)	(58)	(116)
Repayment of excess spread and MSR liability financing	(230)	(43)	176
Proceeds from issuance of participating interest financing in reverse mortgage interests	575	4,124	5,039
Repayment of participating interest financing in reverse mortgage interests	(2,339)	(1,185)	(498)
Net financing from HECM securitizations	129	11	399
Repurchase of common stock	—	(114)	(7)
Proceeds from issuance of common stock	—	—	498
Restricted cash activity	33	(51)	(46)
Other	(22)	(20)	(27)
Net cash attributable to financing activities	$(1,370)	$2,643	$5,483

2017 vs. 2016
Our financing activities used $1,370 cash in 2017 and generated $2,643 cash in 2016. In 2017, the use in cash was primarily driven by an increase of $1,154 in repayment of participating interest financing and a decrease of $3,549 in proceeds from issuance of participating interest financing. We collapsed two HECM trusts and issued HMBS or private label securities under two new trusts in 2017. Proceeds from the securitizations less scheduled pay downs and amounts incurred to settle the collapsed trusts total $129.

Advance facilities declined by $241 in 2017 consistent with recoveries in advance balances. These amounts were offset by higher borrowings of $863 in warehouse facilities due to the funding need for reverse mortgage activities.

Warehouse facilities increased by $863 in 2017 primarily due to borrowings to fund the reverse mortgage activities, particularly associated with an acceleration of HMBS repurchases, of which we expect to assign majority of those loans.

We did not repurchase any shares under the $100 share repurchase program in 2017 and the program expired on December 31, 2017.

2016 vs. 2015
Our financing activities provided $2,643 in 2016, which decreased by $2,840 from $5,483 in 2015. Advance facilities declined by $550 in 2016 consistent with recoveries in advance balances. These amounts were offset by higher borrowings of $529 in warehouse facilities due to the growth in mortgage loans held for sale from our Originations segment.
As described above, we assumed $3,691 liabilities in connection with the acquisition of reverse mortgage interests in 2016 and $4,622 in 2015 related to our acquisitions of reverse mortgage portfolios. Excess spread financings reflected a net repayment, due to principle payments of $198 exceeding issuances of $155. In 2016, we collapsed two HECM trusts and issued HMBS or private label securities under three new trusts. Proceeds from the securitizations less scheduled pay downs and amounts incurred to settle the collapsed trusts totaled $11.
Financings from equity transactions resulted in the 2016 repurchase of common shares of approximately $114 under the previously authorized share repurchase program. In 2015, net proceeds from issuance of common stock of $498 were received from the issuance of 17,500 thousand shares of common stock during the second quarter of 2015, which did not recur in 2016.

68 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of December 31, 2017, we were in compliance with our financial covenants on our borrowing arrangements and credit facilities.

Seller/Servicer Financial Requirements
The Federal Housing Finance Agency's finalized minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers are set forth below.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 10, Indebtedness and Note 17, Capital Requirements for additional information. As of December 31, 2017, we were in compliance with our seller/servicer financial requirements.

Table 36. Debt	December 31,
	2017	2016
Advance facilities, net	$855	$1,096
Warehouse facilities, net	3,285	2,421
Unsecured senior notes, net	1,874	1,990

Advance Facilities
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speeds affect the size of servicing advance balances along with stop advance policies. As part of our normal course of business, we borrow money to fund servicing advances. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances. Pursuant to the terms of our agreements, New Residential has the obligation to fund future advances on the private-label securitized loans subject to the agreements.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 69

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sold or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

As servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. As of December 31, 2017, unsecuritized borrower draws totaled $403, and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,713.

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, which mature on various dated through June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.625%.

Table 37. Contractual Maturities - Unsecured Senior Notes

As of December 31, 2017, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2018	$364
2019	323
2020	397
2021	595
2022	206
Thereafter	—
Unsecured senior notes	1,885
Unamortized debt issuance costs	(11)
Unsecured senior notes, net of unamortized debt issuance costs	$1,874

70 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Table 38. Contractual Obligations
The table below sets forth our contractual obligations, excluding our legacy asset securitized debt, our excess spread financing, MSR financing and our participating interest financing at December 31, 2017.

	Less than 1 Year	1 - 3 Years	3-5 Years	More than 5 Years	Total
Unsecured senior notes	$364	$720	$801	$—	$1,885
Interest payment from unsecured senior notes(1)	147	183	62	—	392
Advance facilities	439	416	—	—	855
Warehouse facilities	2,813	473	—	—	3,286
Capital lease obligations	8	2	—	—	10
Operating lease obligations	32	51	36	45	164
Total	$3,803	$1,845	$899	$45	$6,592
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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 71

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
MSRs at Fair Value
We retain the servicing rights for all existing forward residential mortgage loans transferred to a third party. We recognize MSRs in such transfers that meet the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service.
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
Excess Spread Financing
In conjunction with the acquisition of certain MSRs, we have entered into a sale and assignment agreements, which we account for as financings with New Residential and a third party associated with funds and accounts under management of BlackRock Financial Management, Inc., whereby we sell the right to receive a portion of the excess cash flow generated from certain underlying MSR portfolios after receipt of a fixed base servicing fee per loan. We retain all ancillary revenues associated with servicing the portfolio and the remaining portion of the excess cash flow after receipt of the fixed base servicing fee. We measure these financing arrangements at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing, with all changes in fair value recorded as a charge or credit to servicing related revenue, net in the consolidated statements of operations. We estimate the fair value of these financings using a process that combines the use of a discounted cash flow model and analysis of current market data based on the value of the underlying MSRs. The cash flow assumptions and prepayment assumptions used in the model are based on various factors with the key assumptions being mortgage prepayment speeds, discount rates, average life and recapture rate.
In addition, should we refinance any loan in the portfolios, subject to certain limitations, we are required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.
Mortgage Servicing Rights Financing Liability
From time to time, we will enter into certain transactions with third parties to sell certain mortgage servicer rights and servicer advances under specified terms. When these transfers qualify for sale treatment, we derecognize the transferred assets on our consolidated balance sheets. We have determined that for a portion of these transactions, the related mortgage servicing rights sales are contingent upon the receipt of consents from various third parties. Until these required consents are obtained, legal ownership of the mortgage servicing rights continues to reside with us. We continue to account for the mortgage servicing rights on our consolidated balance sheets. Consequently, we record a mortgage servicing rights financing liability associated with this financing transaction.

72 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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
Valuation of Deferred Tax Assets
Our provision for income taxes is calculated using the liability method, which requires the recognition of deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in the valuation allowance. We provide a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, we consider all forms of evidence, including: (1) historic earnings or losses; (2) anticipated taxable income resulting from the reversal of taxable temporary differences; (3) tax planning strategies; and (4) anticipated future earnings exclusive of the reversal of taxable temporary differences.
Reserves for Forward Servicing Activity
In connection with loan servicing activities, we record reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances on loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in servicing related revenue, net. Such valuation gives consideration to the expected cash outflows and inflows for servicing receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans transfer out of the MSR portfolio, any negative MSR value associated with the transferred loans is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.
We record reserves for advances and other receivables and evaluate the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicers and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to significant judgment and estimates based on our assessment of our compliance with servicing guidelines, our ability to produce the necessary documentation to support claims, our ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.
Reserves for Reverse Mortgage Interests
We record an allowance for reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. We estimate reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures at the loan level associated with our ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions within the model include but are not limited to expected recovery rates by loan and borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves, a provision is recorded to general and administrative expense, as needed. Reserve requirements are subject to significant judgment and estimates based on our assessment of our compliance with servicing guidelines, our ability to produce the necessary documentation to support claims, our ability to support amounts due from prior servicers and our ability to effectively negotiate settlement of amounts due from counterparties, as needed. Each period, management reviews recorded reverse mortgage interests and once we have determined that there is no further recourse for recovery available from all means known to us, the associated balances are written-off against the reserve at the loan level.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 73

Amounts Due from Prior Servicers
We service our loan portfolios under guidelines set forth by regulatory agencies and GSEs. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth by the applicable agencies. To mitigate the risk of loss to us, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of our servicing operations, we estimate and record an asset for expected recoveries from prior servicers for their respective portion of these losses. Such amounts are recorded in advances and other receivables for our forward loan portfolio and within reverse mortgage interests for our reverse loan portfolio. Estimated recoveries from prior servicers are based on management's best estimate of the allocation of losses among servicing parties, terms of the indemnification provisions, prior recovery experience, status of current negotiations and the prior servicer's ability to pay requested amounts. We update our estimate of recovery each reporting period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on our assessment of the prior servicer's responsibility for losses incurred, our ability to provide related support for the assessment and the amounts and our ability to effectively negotiate settlement of amounts due from prior servicers if needed.

74 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

OTHER MATTERS

Recent Accounting Developments

See Note 1, Description of Business and Basis of Presentation, in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, which is incorporated herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. We have recorded reasonable estimates of the tax impact resulting from the enactment of the Tax Reform Act. These estimates may change as we receive additional clarification and implementation guidance. We will continue to refine our calculations as additional analysis is completed. In addition, these estimates may also be affected as we continue to gain a more thorough understanding of the tax law.

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 75

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

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations

Xome Segment

•	an increase in interest rates could adversely affect Exchange's property sales, as financing may become less attractive to borrowers

•
a substantial and sustained increase in prevailing interest rates could adversely affect the loan origination volumes of Xome's clients since refinancing and purchase loans would be less attractive to borrowers, which would in turn adversely impact Services' valuation and title order volume

We actively manage the risk profiles of interest rate lock commitments ("IRLCs") and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.
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

76 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

We used December 31, 2017 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2017 given hypothetical instantaneous parallel shifts in the yield curve. Results could differ materially.

Table 39. Change in Fair Value	December 31, 2017
	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage servicing rights at fair value	$(184)	$178
Mortgage loans held for sale at fair value	14	(17)
Derivative financial instruments:
Interest rate lock commitments	8	(11)
Total change in assets	(162)	150
Increase (decrease) in liabilities
Mortgage servicing rights liabilities at fair value	(2)	2
Excess spread financing at fair value	(40)	39
Derivative financial instruments:
Forward MBS trades	21	(25)
Total change in liabilities	(21)	16
Total, net change	$(141)	$134

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 77

Item 8. Financial Statements and Supplementary Data

78 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage Holdings Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
March 2, 2018

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 79

Consolidated Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$215	$489
Restricted cash	360	388
Mortgage servicing rights, $2,937 and $3,160 at fair value, respectively	2,941	3,166
Advances and other receivables, net of reserves of $284 and $184, respectively	1,706	1,749
Reverse mortgage interests, net of reserves of $115 and $131, respectively	9,984	11,033
Mortgage loans held for sale at fair value	1,891	1,788
Mortgage loans held for investment, net	139	151
Property and equipment, net of accumulated depreciation of $169 and $118, respectively	121	136
Derivative financial instruments at fair value	65	133
Other assets	614	560
Total assets	$18,036	$19,593

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$1,874	$1,990
Advance facilities, net	855	1,096
Warehouse facilities, net	3,285	2,421
Payables and accrued liabilities	1,234	1,470
MSR related liabilities - nonrecourse at fair value	1,006	1,241
Mortgage servicing liabilities	41	48
Derivative financial instruments at fair value	5	13
Other nonrecourse debt, net	8,014	9,631
Total liabilities	16,314	17,910
Commitments and contingencies (Note 18)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,131	1,122
Retained earnings	731	701
Treasury shares at cost, 12,187 thousand and 12,418 thousand shares, respectively	(148)	(147)
Total Nationstar stockholders' equity	1,715	1,677
Non-controlling interests	7	6
Total stockholders' equity	1,722	1,683
Total liabilities and stockholders' equity	$18,036	$19,593
See accompanying notes to the consolidated financial statements.

80 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Service related, net	$1,043	$1,122	$1,319
Net gain on mortgage loans held for sale	607	793	670
Total revenues	1,650	1,915	1,989
Expenses:
Salaries, wages and benefits	742	813	763
General and administrative	733	831	925
Total expenses	1,475	1,644	1,688
Other income (expenses):
Interest income	597	425	351
Interest expense	(731)	(665)	(605)
Other income (expenses)	3	(2)	7
Total other income (expenses), net	(131)	(242)	(247)
Income before income tax expense	44	29	54
Less: Income tax expense	13	13	11
Net income	31	16	43
Less: Net income (loss) attributable to non-controlling interests	1	(3)	4
Net income attributable to Nationstar	$30	$19	$39

Net income per common share attributable to Nationstar:
Basic	$0.31	$0.19	$0.38
Diluted	$0.30	$0.19	$0.37

Weighted average shares of common stock outstanding (in thousands):
Basic	97,696	99,765	103,248
Dilutive effect of stock awards	1,107	880	532
Diluted	98,803	100,645	103,780
See accompanying notes to the consolidated financial statements.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 81

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Shares Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2015	91,054	$1	$587	$643	$(12)	$1,219	$5	$1,224
Shares issued / (surrendered) under incentive compensation plan	(50)	—	—	—	—	—	—	—
Share-based compensation	—	—	20	—	—	20	—	20
Stock offering	17,500	—	498	—	—	498	—	498
Repurchase of common stock	(504)	—	—	—	(18)	(18)	—	(18)
Net income	—	—	—	39	—	39	4	43
Balance at December 31, 2015	108,000	1	1,105	682	(30)	1,758	9	1,767
Shares issued / (surrendered) under incentive compensation plan	86	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	21	—	—	21	—	21
Excess tax deficiency from share-based compensation	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(10,589)	—	—	—	(114)	(114)	—	(114)
Net income (loss)	—	—	—	19	—	19	(3)	16
Balance at December 31, 2016	97,497	1	1,122	701	(147)	1,677	6	1,683
Shares issued / (surrendered) under incentive compensation plan	231	—	(3)	—	(1)	(4)	—	(4)
Share-based compensation	—	—	17	—	—	17	—	17
Dividends to non-controlling interests	—	—	(5)	—	—	(5)	—	(5)
Net income	—	—	—	30	—	30	1	31
Balance at December 31, 2017	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
See accompanying notes to the consolidated financial statements.

82 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income attributable to Nationstar	$30	$19	$39
Adjustments to reconcile net income to net cash attributable to operating activities:
Net income (loss) attributable to non-controlling interests	1	(3)	4
Net gain on mortgage loans held for sale	(607)	(793)	(670)
Reverse mortgage loan interest income	(490)	(344)	(268)
(Gain) loss on sale of assets	(8)	2	—
Loss on impairment of assets	—	25	—
Provision for servicing reserves	148	108	52
Fair value changes and amortization of mortgage servicing rights	430	484	441
Fair value changes in excess spread financing	12	25	26
Fair value changes in mortgage servicing rights financing liability	(17)	(42)	19
Amortization of premiums and accretion of discounts	82	64	(2)
Depreciation and amortization	59	63	53
Share-based compensation	17	21	20
Other (gain) loss	6	—	(7)
Repurchases of forward loan assets out of Ginnie Mae securitizations	(1,249)	(1,432)	(1,865)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to a third party	(3,250)	(2,261)	(1,433)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	(19,159)	(20,410)	(17,971)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	20,776	22,031	20,121
Excess tax (deficiency) benefit from share based compensation	(1)	4	—
Changes in assets and liabilities:
Advances and other receivables, net	(30)	582	472
Reverse mortgage interests, net	4,665	2,833	1,415
Other assets	(75)	(26)	9
Payables and accrued liabilities	(238)	21	(57)
Net cash attributable to operating activities	1,102	971	398

Investing Activities
Property and equipment additions, net of disposals	(42)	(62)	(57)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(63)	(144)	(696)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	16	(3,600)	(4,816)
Proceeds on sale of forward and reverse mortgage servicing rights	71	68	48
Proceeds on sale of assets	16	—	—
Business acquisitions, net	—	—	(46)
Purchase of investments	(4)	—	—
Net cash attributable to investing activities	(6)	(3,738)	(5,567)
 Continued on following page.
See accompanying notes to the consolidated financial statements.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 83

NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Increase in warehouse facilities	863	529	321
Decrease in advance facilities	(241)	(550)	(256)
Proceeds from issuance of HECM securitizations	701	724	560
Repayment of HECM securitizations	(572)	(713)	(161)
Proceeds from issuance of participating interest financing in reverse mortgage interests	575	4,124	5,039
Repayment of participating interest financing in reverse mortgage interests	(2,339)	(1,185)	(498)
Proceeds from issuance of excess spread financing	—	155	386
Repayment of excess spread financing	(230)	(198)	(210)
Repayment of nonrecourse debt - legacy assets	(15)	(18)	(13)
Repurchase of unsecured senior notes	(123)	(40)	(103)
Proceeds from issuance of common stock, net of issuance costs	—	—	498
Repurchase of common stock	—	(114)	(7)
Transfers (to) from restricted cash, net	33	(51)	(46)
Excess tax deficiency from share based compensation	—	(4)	—
Surrender of shares relating to stock vesting	(4)	(3)	(6)
Debt financing costs	(13)	(13)	(21)
Dividends to non-controlling interests	(5)	—	—
Net cash attributable to financing activities	(1,370)	2,643	5,483
Net (decrease) increase in cash and cash equivalents	(274)	(124)	314
Cash and cash equivalents - beginning of year	489	613	299
Cash and cash equivalents - end of year	$215	$489	$613

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$765	$694	$431
Net cash paid for income taxes	$102	$17	$30

See accompanying notes to the consolidated financial statements.

84 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The significant accounting policies described below, together with the other notes that follow, are an integral part of the consolidated financial statements.

Basis of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and other entities in which the Company has a controlling financial interest, and those variable interest entities ("VIE") where the Company's wholly-owned subsidiaries are the primary beneficiaries. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. The Company applies the equity method of accounting to investments where it is able to exercise significant influence, but not control, over the policies and procedures of the entity and owns less than 50% of the voting interests. Investments in certain companies over which the Company does not exert significant influence are accounted for as cost method investments. Intercompany balances and transactions on consolidated entities have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassifications
Certain reclassifications have been made in the 2016 and 2015 consolidated financial statements and notes to conform to the 2017 presentation.

Recent Accounting Guidance Adopted
Effective January 1, 2017, the Company prospectively adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, calculation of earnings per share, classification of awards as either equity or liabilities, and classification of cash flows. Amendments related to accounting for excess tax benefits or deficiencies have been adopted prospectively, resulting in the recognition of $1 of excess tax deficiencies within income tax expense rather than additional paid in capital for the year ended December 31, 2017. The impact on diluted earnings per share is $0.01 per share for the year. Excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows. This change has been applied prospectively in accordance with ASU 2016-09 and prior years have not been adjusted. The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 85

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12, and 2016-20, collectively implemented as FASB Accounting Standards Codification Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with Company's servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate software as a service. The Company has performed a review of the new guidance as compared to its current accounting policies, and evaluated all services rendered to its customers as well as underlying contracts to determine the impact of this standard to its revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, all revenues from Xome fall within the scope of ASC 606. Upon completion of its review of relevant contracts, the Company has made a determination that there is no material impact to revenue recognition upon adoption of the new standard. Additionally, the Company has identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard. The Company will adopt the standard in the first quarter of 2018 and based on the Company's assessment, the Company does not expect the adoption of ASC 606 to have a material impact on the Company's consolidated financial statements.

Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), primarily impacts lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. The lease liability will be equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2016-02 is effective for the Company for its interim periods beginning after December 15, 2018, with early adoption permitted. From a balance sheet perspective, the Company expects adoption of ASU 2016-02 to have a material effect on its total assets and total liabilities as a result of recording the required right of use asset and associated lease liability. However, the Company has not completed its analysis and is unable to quantify the impact at this time. Currently, the Company does not expect adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment.
Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13), requires expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable and supportable forecasts. The update eliminates the probable initial recognition threshold in current GAAP and instead reflects an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. ASU 2016-13 is effective for the Company for its interim periods beginning after December 15, 2019. The Company is currently evaluating the potential impact of ASU 2016-13 on its consolidated financial statements.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) and Accounting Standards Update No 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18) both relate to the Statement of Cash Flows (Topic 230) and are intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-18 addresses the classification and presentation of changes in restricted cash on the statement of cash flows. This new standard requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for the Company beginning January 1, 2018 and are not expected to have a material impact on the Company's consolidated statements of cash flows.

86 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in current two-step impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. The amendment is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on its consolidated financial statements.

2. Significant Accounting Policies
The following summarizes the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements.

Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash on hand and other interest-bearing investments with original maturity dates of 90 days or less.

Restricted Cash
With respect to the Servicing segment, restricted cash includes recoveries received from borrowers or investors on advances pledged to advance facilities and to advance facilities structured as special purposes entities that require certain level of restricted cash. With respect to the Originations segment, restricted cash includes (i) principal received from borrowers on originated loans pledged to a warehouse facility and (ii) guarantee fees collected on behalf and payable to either Fannie Mae or Freddie Mac on a monthly basis.
Advances and Other Receivables, Net
The Company advances funds to or on behalf of the investors when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance) in accordance with terms of its servicing agreements. Other receivables consist of advances funded to maintain and market underlying loan collateral through foreclosure and ultimate liquidation on behalf of the investors. Advances are recovered from borrowers for performing loans and from the investors and loan proceeds for non-performing loans.

The Company may also acquire servicer advances in connection with the acquisition of mortgage servicing rights ("MSR"). These advances are recorded at their relative fair value amounts upon acquisition. The Company records receivables upon determining that collection of amounts due from loan proceeds, investors, mortgage insurers, or prior servicers is probable. Reserves related to recoverability of advances and other receivables are discussed below in Reserves for Forward Servicing Activity.

Mortgage Loans Held for Sale
The Company originates prime residential mortgage loans with the intention of selling such loans on a servicing-retained basis in the secondary market. As these loans are originated with intent to sell, the loans are classified as held for sale and the Company has elected to measure these loans held for sale at fair value. The Company estimates fair value of mortgage loans held for sale by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis. In connection with the Company’s election to measure originated mortgage loans held for sale at fair value, the Company records the loan originations fees when earned, net of direct loan originations costs associated with these loans. Loan origination fees, gains or losses recognized upon sale of loans, and fair value adjustments are recorded in net gain on sale of mortgage loans held for sale in the consolidated statements of operations.

The Company may repurchase loans that were previously transferred to Ginnie Mae if those loans meet certain criteria, including being delinquent greater than 90 days. It is the Company's intention to sell such loans and, therefore, the Company classifies such loans as loans held for sale and has elected to measure these repurchased loans at fair value.
Mortgage Loans Held for Investment, Net
Mortgage loans held for investment primarily consist of nonconforming or subprime mortgage loans that were transferred in 2009 from mortgage loans held for sale at fair value. The difference between the undiscounted expected cash flows and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 87

A valuation allowance is established by recording a provision for loan losses in the consolidated statements of operations when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Reverse Mortgage Interests, Net
Reverse mortgage interests are comprised of the Company’s interest in reverse mortgage loans (participating interests in HMBS loans, unsecuritized interests and other interests securitized) as well as related claims receivables and real estate owned ("REO") related receivables. The Company primarily acquires and services interests in reverse mortgage loans insured by the Federal Housing Administration ("FHA") known as Home Equity Conversion Mortgages ("HECMs"). HECMs provide seniors aged 62 and older with a loan secured by their home which can be taken as a lump sum, line of credit, or scheduled payments. HECM loan balances grow over the loan term through borrower draws of scheduled payments or line of credit draws as well as through the accrual of interest and FHA mortgage insurance premiums. In accordance with FHA guidelines, HECMs are designed to repay through foreclosure and subsequent liquidation of loan collateral after the loan becomes due and payable. Shortfalls experienced by the servicer of the HECM through the foreclosure and liquidation process can be claimed to FHA in accordance with applicable guidelines.

The Company records financial and non-financial assets acquired and liabilities assumed at relative fair value. Any premium or discount associated with the recording of the assets is accreted or amortized, respectively, into interest income, respectively, ratably over the expected life of the portfolio. As the HECM loan moves through the foreclosure and claims process, the Company classifies reverse mortgage interests as REO related receivables and HECM related receivables, respectively. Borrower draws, mortgage insurance premiums funded by the Company, and the accrual of interest are capitalized and recorded as reverse mortgage interests within the Company's consolidated balance sheets. Interest income is accrued monthly within the consolidated statements of operations based upon the borrower interest rates. The Company includes the cash outflow from funding these amounts as operating activities in the consolidated statements of cash flow as a component of reverse mortgage interests.

The Company is an authorized Ginnie Mae HECM mortgage-backed security (“HMBS”) program issuer and servicer. In accordance with Ginnie Mae HMBS program guidelines, borrower draws of scheduled payments or line of credit draws, interest accruals, and mortgage insurance premium accruals are eligible for HMBS participation securitizations as each of these items increases underlying HECM loan balances. The Company pools and securitizes such eligible items into Ginnie Mae HMBS as issuer and servicer. In accordance with the HMBS program, issuers are responsible for purchasing HECM loans out of the HMBS pool when the outstanding principal balance of the related HECM loan is equal or greater than 98% of the maximum claim amount at which point the HECM loans are no longer eligible to remain in the HMBS pool. Upon purchase from the HMBS pool, the Company will assign active HECM loans to FHA or a prior servicer (as applicable and permitted by acquisition agreements) or service inactive HECM loans through foreclosure and liquidation. Based upon the structure of the Ginnie Mae HMBS program, the Company has determined that the securitizations of the HECM loans into HMBS pools do not meet all requirements for sale accounting. Accordingly, these transactions are accounted for as secured borrowings. If the Company has repurchased an inactive HECM loan that cannot be assigned to FHA, the Company may pool and securitize these loans into a private HECM securitization. These securitizations are also recorded as secured borrowings in the consolidated balance sheets. Interest expense on the participating interest financing is accrued monthly based upon the underlying HMBS rates and is recorded to interest expense in the consolidated statements of operations. Both the acquisition and assumption of HECM loans and related Ginnie Mae HMBS debt are presented as investing and financing activities, respectively, in the consolidated statements of cash flows. Subsequent proceeds received from securitizations and subsequent repayments on the securitized debt are presented as financing activities in the consolidated statements of cash flows. Reserves related to recoverability of reverse mortgage interests are discussed below in Reserves for Reverse Mortgage Interests.

Mortgage Servicing Rights (MSRs)
The Company recognizes the rights to service mortgage loans for others, or MSRs, whether acquired or as a result of the sale of loans the Company originates with servicing retained, as assets. The Company initially records all MSRs at fair value. MSRs related to reverse mortgages are subsequently recorded at amortized cost. The Company has elected to subsequently measure forward MSRs at fair value.

88 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

For MSRs initially recorded and subsequently measured at fair value, the fair value of the MSRs is based upon the present value of the expected future net cash flows related to servicing the underlying loans. The Company determines the fair value of the MSRs by the use of a discounted cash flow model which incorporates prepayment speeds, delinquencies, discount rate, ancillary revenues and other assumptions (including costs to service) that management believes are consistent with the assumptions that other similar market participants use in valuing the MSRs. The credit quality and stated interest rates of the forward loans underlying the MSRs affects the assumptions used in the cash flow models. The Company obtains third-party valuations quarterly to assess the reasonableness of the fair value calculated by the cash flow model. The Company receives a base servicing fee annually on the outstanding principal balances of the loans, which is collected from investors.

Additionally, the Company owns servicing rights for certain reverse mortgage loans. For this separate class of servicing rights, the Company initially records a MSR or mortgage servicing liability ("MSL") on the acquisition date based on the fair value of the future cash flows associated with the pool and whether adequate compensation is to be received for servicing. The Company applies the amortized cost method for subsequent measurement of the loan pools with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and the MSL accreted ratably over the expected life of the portfolio. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. The Company adjusts MSR amortization and MSL accretion prospectively in response to changes in estimated projections of future cash flows. Reverse MSRs and MSLs are stratified and evaluated each reporting period for impairment or increased obligation, as applicable, based on predominant risk characteristics of the underlying serviced loans. These stratification characteristics include investor, loan type (fixed or adjustable rate), term and interest rate. Impairment of the MSR or additional obligation associated with the MSL are recorded through a valuation allowance, unless considered other-than-temporary, and are recognized as a charge to servicing revenue. Amounts amortized or accreted are recognized as an adjustment to service related revenue, net, along with monthly servicing fees received, generally stated at a fixed rate per loan.

MSR Related Liabilities - Nonrecourse
Excess Spread Financing
In conjunction with the Company's acquisition of certain MSRs on various pools of residential mortgage loans (the "Portfolios"), the Company has entered into sale and assignment agreements related to its right to servicing fees, under which the Company sells to third parties the right to receive a portion of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. The sale of these rights is accounted for as secured borrowings, with the total proceeds received being recorded as a component of MSR related liabilities - nonrecourse at fair value in the consolidated balance sheets. The Company determines the effective interest rate on these liabilities and allocates total repayments between interest expense and the outstanding liability.

The Company has elected to measure the outstanding financings related to the excess spread financing agreements at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net in the consolidated statements of operations. The fair value on excess spread financing is based on the present value of future expected discounted cash flows with the discount rate approximating current market value.

Mortgage Servicing Rights Financing
From time to time, the Company enters into certain transactions with third parties to sell a contractually specified base fee component of certain MSRs and servicer advances under specified terms. The Company evaluates these transactions to determine if they are sales or secured borrowings. When these transfers qualify for sale treatment, the Company derecognizes the transferred assets in its consolidated balance sheets. The Company has determined that for a portion of these transactions, the related MSRs sales are contingent on the receipt of consents from various third parties. Until these required consents are obtained, for accounting purposes, legal ownership of the MSRs continues to reside with the Company. The Company continues to account for the MSRs in its consolidated balance sheets. In addition, the Company records a mortgage servicing rights financing liability associated with this financing transaction. Counterparty payments related to this financing arrangement are recorded as an adjustment to the Company's service related revenues.

The Company has elected to measure the mortgage servicing rights financing liabilities at fair value with all changes in fair value recorded as a charge or credit to service related revenue, net, in the consolidated statements of operations. The fair value on mortgage servicing right financings is based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 89

Participating Interest Financing
The Company periodically securitizes participating interests in HECM loans (mainly borrower draws, mortgage insurance premium and interest) into HMBS which are sold to third-party security holders and guaranteed by Ginnie Mae. The securitization transactions are accounted for as secured borrowings with the obligations to the HMBS presented as participating interest financing included within other nonrecourse debt in the Company's consolidated balance sheets. Issuance or acquisition of HMBS is presented as a financing activity in the consolidated statements of cash flow. Interest is accrued monthly based upon the stated HMBS rates to interest expense in the consolidated statements of operations. HMBS issuance premiums or discounts are deferred as a component of the participating interest financing and amortized or accreted, respectively, to interest expense over the life of the HMBS on an effective interest method.
Revenues
The Company recognizes revenue from the services provided when the revenue is realized or realizable and earned, which is generally when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Revenues from Forward Servicing Activities
Service related revenues primarily include contractually specified servicing fees, late charges, prepayment penalties and other ancillary revenues. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as earned, which is generally upon collection of the payments from the borrower. Corresponding loan servicing costs are charged to expense as incurred. The Company recognizes ancillary revenues as they are earned, which is generally upon collection of the payments from the borrower.

In addition, the Company receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific government-sponsored entities ("GSE") portfolios. Fees recorded on modifications of mortgage loans held for investment performed outside of government programs are deferred and recognized as an adjustment to the loans held for investment. These fees are accreted into interest income as an adjustment to the loan yield over the life of the loan. Fees recorded on modifications of mortgage loans serviced by the Company for others are recognized on collection and are recorded as a component of service related revenues. Fees recorded on modifications pursuant to various government programs are recognized based upon completion of all necessary steps by the Company and the minimum loan performance time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service related revenues. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service related revenues.

The Company also acts as a subservicer for certain parties that own the underlying servicing rights and receives subservicing fees, which are typically a stated monthly fee per loan that varies based on types of loans. Fees related to the subserviced portfolio are accrued in the period the services are performed.

Revenues from Origination Activities
Loan origination and other loan fees generally represent flat, per-loan fee amounts and are recognized as revenue, net of loan origination costs, at the time the loans are funded.

Revenues from Reverse Mortgage Servicing and Reverse Mortgage Interests
The Company performs servicing of reverse mortgage loans, similar to its forward servicing business, and receives servicing fees from investors, which is recorded in service related revenues. For reverse mortgage interests, where the Company records entire participating interest in HECM loans, the Company accrues interest in accordance with FHA guidelines and records interest income on the consolidated statements of operations.

Other revenues
See also the “Recent Accounting Guidance Not Yet Adopted” discussion in Note 1, Nature of Business and Basis of Presentation for new accounting guidance related to revenue from contracts with customers.

90 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Net Gain on Mortgage Loans Held for Sale
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been legally isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales and the resulting gains on such sales, net of any accrual for recourse obligations, are reported in operating results during the period in which the securitization closes or the sale occurs.
Reserves for Origination Activity
The Company provides for reserves, included within payables and accrued liabilities, in connection with loan origination activities. Reserves on loan origination activities primarily include reserves for the repurchase of loans from government sponsored entities, Ginnie Mae, and third-party investors primarily due to delinquency or foreclosure and are initially recorded upon sale of the loan to a third party with subsequent reserves recorded based on repurchase demands. The provision for reserves associated with loan origination activities is a component of net gain on mortgage loans held for sale.

The Company utilizes internal models to estimate reserves for loan origination activities based upon its expectation of future defaults and the historical defect rate for government insured loans and is based upon judgments and assumptions which can be influenced by many factors and may change over the life of the underlying loans, including: (i) historical loss rate, (ii) secondary market pricing of loans; (iii) home prices and the levels of home equity; (iv) the quality of Company's underwriting procedures; (v) borrower delinquency and default patterns; and (vi) other Company-specific and macro-economic factors. On a quarterly basis, management corroborates these assumptions using third-party data, where applicable.
Reserves for Forward Servicing Activity
In connection with forward loan servicing activities, the Company records reserves primarily for the recoverability of advances, interest claims, and mortgage insurance claims. Reserves for advances and other receivables associated with loans in the MSR portfolio are considered within the MSR valuation, and the provision expense for such advances is recorded in the mark-to-market adjustment in service related revenue. Such valuation gives consideration to the expected cash outflows and inflows for advances and other receivables in accordance with the fair value framework. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables, net. As loans serviced transfer out of the MSR portfolio, any negative MSR value associated with the loans transferred is reclassified from the MSR to the reserve within advances and other receivables, net, to the extent such reserves continue to be required for balances remaining on the consolidated balance sheets. Management evaluates reserves for sufficiency each reporting period and any additional reserve requirements are recorded as a provision in general and administrative expense, as needed.
The Company records reserves for advances and other receivables and evaluates the sufficiency of such reserves through internal models considering both historical and expected recovery rates on claims filed with government agencies, government sponsored enterprises, vendors, prior servicer and other counterparties. Key assumptions used in the model include but are not limited to expected recovery rates by loan types and aging of the receivable. Recovery of advances and other receivables is subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Management reviews recorded advances and other receivables and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 91

Reserves for Reverse Mortgage Interests
The Company records an allowance for reserves related to reverse mortgage interests based on unrecoverable costs and estimates of probable loss exposures. The Company estimates reserve requirements upon the realization of a triggering event indicating a probable loss exposure. Internal models are utilized to estimate loss exposures at the loan level associated with the Company's ability to meet servicing guidelines set forth by regulatory agencies and GSEs. Key assumptions within the model include but are not limited to expected recovery rates by loan and borrower characteristics, foreclosure timelines, value of underlying collateral, future carrying and foreclosure costs, and other macro-economic factors. If the calculated reserve requirements exceed the recorded allowance for reserves, a provision is recorded to general and administrative expense, as needed. Reserve requirements are subject to significant judgment and estimates based on the Company's assessment of its compliance with servicing guidelines, its ability to produce the necessary documentation to support claims, its ability to support amounts from prior servicers and to effectively negotiate settlements, as needed. Each period, management reviews recorded reverse mortgage interests and upon determination that no further recourse for recovery is available from all means known to management, the recorded balances associated with these receivables are written-off against the reserve at the loan level.

Amounts Due from Prior Servicers
The Company services its loan portfolios under guidelines set forth by regulatory agencies and investor guidelines. Losses can be incurred if the underlying loans are not serviced in accordance with established guidelines, resulting in the assessment of fines and the inability to recover interest and costs incurred. Prior servicers associated with the underlying loans may have contributed to the losses if their prior servicing practices did not allow for timely compliance with servicing guidelines set forth. To mitigate the risk of loss to the Company, indemnification provisions are incorporated into the executed acquisition and servicing agreements that allow for the recovery of realized losses which can be attributed to prior servicers. As part of its servicing operations, the Company estimates and records an asset for probable recoveries from prior servicers for their respective portion of these losses. Estimated recoveries from prior servicers are based on management's best estimate of allocated losses among servicing parties, terms of the indemnification provisions, prior recovery experience, current negotiations and the servicer's ability to pay requested amounts. The Company updates its estimate of recovery each reporting period based on the facts and circumstances known at the time. Recovery of amounts due from prior servicers is subject to significant judgment based on the Company's assessment of the prior servicer's responsibility for losses incurred, its ability to provide related support for such amounts and its ability to effectively negotiate settlement of amounts due from prior servicers if needed.

Property and Equipment, Net
Property and equipment, net is comprised of land, building, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred which is included in general and administrative expenses in the consolidated statements of operations. Depreciation, which includes depreciation and amortization on capital leases, is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses. Costs to internally develop computer software are capitalized during the development stage and include external direct costs of materials and services as well as employee costs related to time spent on the project.

The Company periodically review its property and equipment when events or changes in circumstances indicates that the carrying amount of its property and equipment might not be recoverable under the recoverability test, whereby the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded to general and administrative expense, as needed. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow.

The Company evaluates all leases at inception to determine if they meet the criteria for a capital lease. A capital lease is recorded as an acquisition of property or equipment at an amount equal to the present value of minimum lease payments at the date of inception. Assets acquired under a capital lease are depreciated on a straight-line basis in accordance with the Company's normal depreciation policy over the lease term and are included in property and equipment, net, on the consolidated balance sheets. A corresponding liability is recorded representing an obligation to make lease payments which is included in payables and accrued liabilities on the consolidated balance sheets. Lease payments are allocated between interest expense and reduction of obligation.

Leases that do not meet the capital lease criteria are accounted for as operating leases. Rental expense on operating leases is recognized on a straight-line basis over the lease term which is include in general and administrative expenses in the consolidated statements of operations. Leasehold improvements are amortized over the shorter of the lease terms of the respective leases or the estimated useful lives of the related assets.

92 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Variable Interest Entities
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPEs"), which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets. In these securitization transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company will typically retain the right to service the transferred receivables and to repurchase the transferred receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing the transferred receivables.

The Company evaluates its interests in each SPE for classification as a Variable Interest Entity ("VIE"). When an SPE meets the definition of a VIE and the Company determines that the Company is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

The Company consolidates SPEs connected with both forward and reverse mortgage activities. See Note 12, Securitization Financings for more information on Company SPEs and Note 10, Indebtedness for certain debt activity connected with SPEs.

Securitizations and Asset-Backed Financing Arrangements
The Company or its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. The Company has continuing involvement with the financial assets of the securitizations and the asset-backed financing arrangements. The Company has aggregated these transactions into two groups: (1) securitizations of residential mortgage loans accounted for as sales and (2) financings of advances on loans serviced for others accounted for as secured borrowings.

Securitizations Treated as Sales
The Company’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The Company’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of securitization. These securitizations generally do not result in consolidation of the VIE as the beneficial interests that are held in the unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2017, the Company had no other significant assets in its consolidated financial statements related to these trusts. The Company has no obligation to provide financial support to unconsolidated securitization trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of the Company. The general creditors of the Company have no claim on the assets of the trusts. The Company’s exposure to loss as a result of its continuing involvement with the trusts is limited to the carrying values, if any, of its investments in the residual and subordinate securities of the trusts, the MSRs that are related to the trusts and the advances to the trusts. The Company considers the probability of loss arising from its advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Advances and Other Receivables, Net and Note 3, Mortgage Servicing Rights and Related Liabilities, for additional information regarding advances and MSRs.

Financings
The Company transfers advances on loans serviced for others to SPEs in exchange for cash. The Company consolidates these SPEs because the Company is the primary beneficiary of the VIE.

These VIEs issue debt supported by collections on the transferred advances. The Company made these transfers under the terms of its advance facility agreements. The Company classifies the transferred advances on its consolidated balance sheets as advances and classifies the related liabilities as advance facilities and other nonrecourse debt. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against the Company.

Upon securitization of a HECM loan under the GNMA Mortgage-backed securities program, ownership and legal title to the HECM loan is transferred to GNMA. The Company accounts for these transactions as secured borrowings. An asset is recorded within reverse mortgage interests related to the transferred HECM loan and the financing related to the HMBS note is included in other nonrecourse debt in Company's consolidated financial statements.

Occasionally, the Company will transfer reverse mortgage interests into private securitization trusts ("Reverse Trusts"). The Company evaluates the Reverse Trusts to determine whether they meet the definition of a VIE, and when the Reverse Trust meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company will retain the securitized reverse mortgage interests on its consolidated balance sheets and recognize the issued securities in other nonrecourse debt.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 93

Derivative Financial Instruments
Derivative instruments are used as part of the overall strategy to manage exposure to market risks primarily associated with fluctuations in interest rates related to originations. The Company recognizes all derivatives on its consolidated balance sheets at fair value on a recurring basis. The Company treats all of its derivative instruments as economic hedges, therefore none of its derivative instruments are designated as accounting hedges.

Derivatives instruments utilized by the Company primarily include interest rate lock commitments ("IRLCs"), loan purchase commitments ("LPCs"), forward MBS purchase commitments, Eurodollar futures, Treasury futures, interest rate swap agreements and interest rate caps.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. The fair values of mortgage loans held for sale, which are held in inventory awaiting sale into the secondary market, and interest rate lock commitments, are subject to changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, the Company is exposed to interest rate risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date; or (ii) the date of sale into the secondary mortgage market. IRLCs are considered freestanding derivatives and are recorded at fair value at inception. Loan commitments generally range between 30 and 90 days; and the Company typically sells mortgage loans within 30 days of origination. Changes in fair value subsequent to inception are based on changes in the fair value of the underlying loan, and changes in the probability that the loan will fund within the terms of the commitment. Any changes in fair value are recorded in earnings as a component of net gain on mortgage loans held for sale.

The Company uses other derivative financial instruments, primarily forward sales commitments, to manage exposure to interest rate risk and changes in the fair value of IRLCs and mortgage loans held for sale. These commitments are recorded at fair value based on the dealer's market. The forward sales commitments fix the forward sales price that will be realized in the secondary market and thereby reduce the interest rate and price risk to the Company. The Company's expectation of the amount of its interest rate lock commitments that will ultimately close is a key factor in determining the notional amount of derivatives used in economically hedging the position. The Company may also enter into commitments to purchase MBS as part of its overall hedging strategy. The estimated fair values of forward MBS are based on the exchange prices. The changes in value on the forward sales commitments and forward sales of MBS are recorded as a charge or credit to net gain on mortgage loans held for sale.

The Company also purchases interest rate swaps, Eurodollar futures and Treasury futures to mitigate exposure to interest rate risk related to cash flows on securitized mortgage borrowings.

Goodwill
Goodwill is initially recorded as the excess of purchase price over fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized, but rather is assessed for impairment at least annually, as of October 1st, or whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount of goodwill with its fair value. If the reporting unit carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. A qualitative assessment of impairment is permitted to determine whether it is more likely than not that an impairment has occurred. Factors considered in the qualitative assessment include the Company's overall financial performance, general economic conditions, conditions of the industry and market in which it operates, regulatory developments, and cost factors. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test is required. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is more than its carrying value, then further quantitative testing is not required.

The Company may also choose a two-step quantitative test to evaluate goodwill for impairment. Under the two-step impairment test, the Company first compares the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). The Company derives the fair value of reporting units based on valuation techniques and assumptions that Nationstar believes market participants would use (discounted cash flow valuation methodology). In the second step, the Company compares the implied fair value of the reporting unit's goodwill with its carrying amount. The implied fair value of goodwill is determined in the step two test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination. Any residual fair value after this allocation represents the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of excess.

Intangible Assets
Intangible assets primarily consist of trade name, customer relationships, purchased intangible software and licenses. Intangible assets that are determined to have an indefinite life are not amortized, but are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company has the option

94 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

to first perform a qualitative assessment. Alternatively, the Company can directly perform the quantitative impairment test. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value as determined by its discounted cash flow, such individual indefinite-lived intangible asset is written down by the amount of excess.

Intangible assets with finite lives are amortized using either an economic consumption method or a straight-line method over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.

Cost-method Investments
The Company generally accounts for non-marketable equity investments under the cost method. The Company monitors non-marketable equity investments for events that could indicate that the investments are impaired, such as deterioration in the investee's financial condition and business forecasts, and lower valuations in recent or proposed financings. For an other-than-temporary impairment in the investment, the Company records a charge to other expense for the difference between the estimated fair value and the carrying value. The carrying value of the Company's non-marketable equity investments are recorded in other assets and totaled $4 at December 31, 2017. The Company did not have any cost-method investments as of December 31, 2016.

Loans Subject to Repurchase Rights from Ginnie Mae
For certain forward loans sold to Ginnie Mae, the Company as the issuer has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, the Company has effectively regained control over the loan, and under GAAP, must recognize the right to the loan in its consolidated balance sheets and establish a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan. The Company recognizes the right to purchase these mortgage loans in other assets at their unpaid principal balances and records a corresponding liability in payables and accrued liability for mortgage loans eligible for repurchase in its consolidated balance sheets.
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

Interest income also includes interest earned on custodial cash deposits associated with the mortgage loans serviced, and interest earned on reverse mortgage interests. Reverse mortgage interests accrue as interest income in accordance with FHA guidelines.

Share-Based Compensation
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant) in salaries, wages and benefits within the consolidated statements of operations.

Advertising Costs
Advertising costs are expensed as incurred and are included as part of general and administrative expenses. The Company incurred advertising costs of $57, $58 and $61 for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes
The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

Deferred income taxes are determined using the balance sheet method. Deferred taxes are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 95

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized in future periods, a deferred tax valuation allowance is established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, length of statutory carryforward periods, experience with operating tax loss and tax credit carryforwards which may expire unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws as well as management's expectations of future performance.

The Company initially recognizes tax positions in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company makes judgments and interpretations about the application of these inherently complex tax laws within the framework of existing GAAP. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP related to the enactment of the Tax Reform Act. SAB 118 provides guidance in those situations where the accounting for certain income tax effects of the Tax Reform Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. The Company has recorded provisional amounts where the impact of the Tax Reform Act could be reasonably estimated. Any subsequent adjustment to these amounts will be made within one year from the enactment date.
Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Equity instruments with a dilutive impact to earnings per share include outstanding restricted stock units issued by the Company.

3. Mortgage Servicing Rights ("MSRs") and Related Liabilities
The following table sets forth the carrying value of the Company's MSRs and the related liabilities.

MSRs and Related Liabilities	December 31, 2017	December 31, 2016
Forward MSRs - fair value	$2,937	$3,160
Reverse MSRs - amortized cost	4	6
Mortgage servicing rights	$2,941	$3,166

Mortgage servicing liabilities - amortized cost	$41	$48

Excess spread financing - fair value	$996	$1,214
Mortgage servicing rights financing - fair value	10	27
MSR related liabilities - nonrecourse at fair value	$1,006	$1,241

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

96 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The following table sets forth the activities of forward MSRs.

	Year Ended December 31,
Forward MSRs - Fair Value	2017	2016
Fair value - beginning of year	$3,160	$3,358
Additions:
Servicing retained from mortgage loans sold	203	208
Purchases of servicing rights	66	157
Dispositions:
Sales and cancellation of servicing assets	(60)	(67)
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	(101)	(79)
Other changes in fair value	(331)	(417)
Fair value - end of year	$2,937	$3,160

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions given the continued involvement as the subservicer and concluded that these transactions qualify for sale accounting treatment. During the years ended December 31, 2017 and 2016, the Company sold $2,123 and $11,546 in unpaid principal balance ("UPB") of forward MSRs, of which $364 and $10,494 was retained by the Company as subservicer, respectively.

During 2017, the Company entered into cancellation agreements for approximately $60 in MSRs. Subsequently, the same servicing rights were repurchased for $19 due to lower servicing basis points paid by the investor within the associated contract. The Company paid down a total of $23 excess spread financing liabilities that were encumbered prior to the cancellation of servicing rights.

Forward MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. Once the determination for a pool is made on the date of acquisition, subsequent changes are not made.

Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors. Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors.

The following table provides a breakdown of credit sensitive and interest sensitive UPBs for the Company's forward MSRs.

	December 31, 2017		December 31, 2016
Forward MSRs - Sensitivity Pools	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$167,605	$1,572	$198,935	$1,818
Interest sensitive	113,775	1,365	113,141	1,342
Total	$281,380	$2,937	$312,076	$3,160

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 97

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of forward MSRs.

Credit Sensitive	December 31, 2017	December 31, 2016
Discount rate	11.4%	11.6%
Total prepayment speeds	15.2%	15.4%
Expected weighted-average life	5.7 years	6.0 years

Interest Sensitive
Discount rate	9.2%	9.3%
Total prepayment speeds	10.7%	10.7%
Expected weighted-average life	6.7 years	6.8 years

The following table shows the hypothetical effect on the fair value of the forward MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Discount Rate		Total Prepayment Speeds
Forward MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2017
Mortgage servicing rights	$(108)	$(208)	$(118)	$(227)
December 31, 2016
Mortgage servicing rights	$(114)	$(221)	$(117)	$(224)

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

Reverse Mortgage Servicing Rights and Liabilities - Amortized Cost
The Company services and subservices certain HECM reverse mortgage loans with an unpaid principal balance of $35,112 and $38,940 as of December 31, 2017 and 2016, respectively. The following table sets forth the activities of reverse MSRs and mortgage servicing liabilities ("MSLs") for the years ended December 31, 2017, and 2016.

	Year Ended December 31,
	2017		2016
Reverse MSRs and Liabilities - Amortized Cost	Assets	Liabilities	Assets	Liabilities
Balance - beginning of year	$6	$48	$9	$25
Increase (decrease) in MSL(1)	—	(3)	—	37
Amortization/accretion	(2)	(4)	(3)	(14)
Balance - end of year	$4	$41	$6	$48
Fair value - end of year	$29	$34	$15	$26

(1) The Company executed an asset purchase agreement in December 2016 with a large financial institution, acquiring the servicing rights related to a $9,305 UPB reverse loan portfolio of HECM loans owned by a GSE. During the year ended December 31, 2017, the Company reassessed the valuation of the portfolio in connection with the refinement of its reverse exposure model, resulting in the reclassification of $20 MSL to a purchase discount in reverse mortgage interests. In September 2017, the Company acquired servicing rights related to a reverse mortgage portfolio of $747 UPB. In connection with this acquisition, the Company recorded a $17 MSL.

Management evaluates reverse MSRs and MSLs each reporting period for impairment. Based on management's assessment at December 31, 2017 and 2016, no impairment was required to be recorded for reverse MSRs.

98 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain forward MSRs on various forward loan pools ("Portfolios"), the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

Contemporaneous with the above, the Company entered into refinanced loan obligations with New Residential and BlackRock. Should the Company refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of the key assumptions used in the Company's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
December 31, 2017
Low	6.2%	4.4	8.5%	7.2%
High	21.2%	6.9	14.1%	30.0%
Weighted-average	13.7%	5.9	10.8%	18.7%
December 31, 2016
Low	6.1%	4.1	8.5%	6.7%
High	21.2%	8.5	14.1%	29.8%
Weighted-average	13.9%	6.3	10.8%	19.0%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities at the dates indicated.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2017
Excess spread financing	$37	$78	$34	$71
December 31, 2016
Excess spread financing	$49	$101	$41	$85

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

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 99

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

Mortgage Servicing Rights Financing
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base fee component of certain forward MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets. See Note 22, Transactions with Affiliates for additional information.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing.

Mortgage Servicing Rights Financing Assumptions	December 31, 2017	December 31, 2016
Advance financing rates	3.5%	3.2%
Annual advance recovery rates	23.2%	23.9%

The following table sets forth the items comprising of revenue associated with servicing loan portfolios.

	Year Ended December 31,
Servicing Revenue	2017	2016	2015
Contractually specified servicing fees(1)	$1,003	$1,045	$1,117
Other service-related income(1)(2)	168	245	233
Incentive and modification income(1)	80	113	107
Late fees(1)	89	82	70
Reverse servicing fees	58	57	88
Mark-to-market adjustments(2)(3)	(160)	(177)	(112)
Counterparty revenue share(4)	(230)	(298)	(301)
Amortization, net of accretion(5)	(242)	(314)	(320)
Total servicing revenue	$766	$753	$882

(1) Amounts include subservicing related revenues.
(2) The Company reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $20 and $34 from other service-related income to mark-to-market adjustments in 2017 and 2016, respectively. No reclassification was required in 2015. Total servicing revenue was not affected by this reclassification adjustment.
(3) Mark-to-market adjustments includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $72 and $81 for the years ended December 31, 2017, and 2016, respectively. There were no cumulative incurred losses for the year ended December 31, 2015.
(4) Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(5) Accretion of excess spread financing liabilities for the years ended December 31, 2017, 2016 and 2015 was $161, $200 and $172, respectively.

100 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

4. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	December 31, 2017	December 31, 2016
Servicing advances	$1,599	$1,614
Receivables from agencies, investors and prior servicers	391	319
Reserves	(284)	(184)
Total advances and other receivables, net	$1,706	$1,749

The Company, as a loan servicer, is contractually responsible to advance funds on behalf of the borrower and investor primarily for loan principal and interest, property taxes and hazard insurance, and foreclosure costs. Advances are primarily recovered through reimbursement from the investor, proceeds from sale of loan collateral, or mortgage insurance claims. Reserves for advances and other receivables on loans transferred out of the MSR portfolio are established within advances and other receivables.
The Company estimates and records an asset for estimated recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $134 and $94 for the Company's forward loan portfolio at December 31, 2017 and 2016, respectively.
The following table sets forth the activities of the reserves for advances and other receivables.

	Year Ended December 31,
Advances and Other Receivables Reserves	2017	2016
Balance - beginning of year	$184	$163
Provision and other additions(1)	142	192
Write-offs	(42)	(171)
Balance - end of year	$284	$184

(1) A provision of $72 and $81 was recorded through the MTM adjustments in service related revenues for the years ended December 31, 2017 and 2016, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

5. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following.

	December 31, 2017	December 31, 2016
Participating interests in HMBS	$7,107	$8,839
Other interests securitized	912	753
Unsecuritized interests	2,080	1,572
Reserves	(115)	(131)
Total reverse mortgage interests, net	$9,984	$11,033

Participating Interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae and subsequently securitized through the issuance of HMBS. During the year ended December 31, 2017, a total of $547 UPB was transferred to Ginnie Mae and securitized.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the year ended December 31, 2017, a total of $747 UPB was securitized through Trust 2017-1 and Trust 2017-2 and a total of $307 UPB from Trust 2015-2 and Trust 2016-1 were called and related receivables/debt extinguished. Refer to Other Nonrecourse Debt in Note 10, Indebtedness for additional information.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 101

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following.

	December 31, 2017	December 31, 2016
Repurchased HECM loans	$1,662	$1,000
HECM related receivables	311	301
Funded borrower draws not yet securitized	82	236
REO-related receivables	25	35
Total unsecuritized interests	$2,080	$1,572

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $4,268 and $3,176 HECM loans out of Ginnie Mae HMBS securitizations during the years ended December 31, 2017 and 2016, respectively, of which, $1,018 and $915 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $22 and $38 for the Company's reverse loan portfolio at December 31, 2017 and 2016, respectively.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution, acquiring $9,305 UPB of servicing rights, $3,749 UPB of participating interests in HECM loans and $3,691 UPB of related HMBS obligations. Refer to Note 3, Mortgage Servicing Rights and Related Liabilities for discussion of the servicing portfolio acquired. During the year ended December 31, 2017, the Company reassessed the valuation of the portfolio in connection with the refinement of its reverse exposure model, resulting in the Company reclassifying $61 from reserves and $20 from MSL to a purchase discount within unsecuritized interests. During the year ended December 31, 2017, the Company accreted $27 of the purchase discount to interest income. As of December 31, 2017, there was $89 purchase discount remaining. The Company received cash of $96 for the acquisition of these assets and assumption of related liabilities, as well as the acquisition of the servicing portfolio.

As part of the December 2016 asset purchase agreement, the Company agreed to acquire remaining components of the reverse portfolio, primarily including servicing of whole HECM loans and REO advances upon receiving regulatory approval. In September 2017, the Company executed a mortgage servicing rights purchase agreement and a subservicing agreement to acquire servicing rights and subservicing on the remaining reverse portfolio in the amounts of $747 UPB and $505 UPB, respectively. Upon this acquisition, the Company performed a relative fair value allocation, resulting in the Company recording $10 of REO advances related to the servicing portfolio acquired in HECM related receivables within reverse mortgage interests. The Company received net proceeds of $16 for the acquisition of these assets and assumption of related liabilities. Refer to Note 3, Mortgage Servicing Rights and Related Liabilities for discussion of the servicing portfolio acquired.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet HUD servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed FHA-specified servicing timelines.

102 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The activity of the reserves for reverse mortgage interests is set forth below.

	Year Ended December 31,
	2017	2016
Reserves for reverse mortgage interests - beginning of year	$131	$53
Provision(1)	76	27
Write-offs(2)	(37)	(15)
Other(3)	(55)	66
Reserves for reverse mortgage interests - end of year	$115	$131

(1) During the year ended December 31, 2017, reserves increased attributable to the Company refining its method to estimate losses and the aging of the portfolio.
(2) The write-offs during the year ended December 31, 2017 were primarily attributable to transactions that were fully reserved and processed after conversion to the Company's new internally developed reverse servicing platform.
(3) During the year ended December 31, 2017, the Company reclassified certain amounts within reverse mortgage interests to be comparable to prior periods. In addition, the Company reassessed the valuation of the servicing portfolio acquired in December 2016 in connection with the refinement of its reverse exposure model and reclassified $61 from reserves to a purchase price discount. This amount is now included in the net basis of unsecuritized interest of reverse mortgage interests.

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $490, $344 and $268 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Mortgage Loans Held for Sale and Investment
Mortgage Loans Held for Sale
The Company maintains a strategy of originating mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market on a servicing-retained basis. The Company focuses on assisting customers currently in the Company's servicing portfolio with refinancing of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	December 31, 2017	December 31, 2016
Mortgage loans held for sale - UPB	$1,837	$1,759
Mark-to-market adjustment(1)	54	29
Total mortgage loans held for sale	$1,891	$1,788
(1) The mark-to-market adjustment is recorded in net gain on mortgage loans held for sale in the consolidated statements of operations.

The Company accrues interest income as earned and places loans on non-accrual status after any portion of principal or interest has been delinquent for more than 90 days. Accrued interest is recorded as interest income in the consolidated statements of operations.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 103

The total UPB of mortgage loans held for sale on non-accrual status was as follows for the dates indicated.

	December 31, 2017		December 31, 2016
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$66	$64	$106	$103

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the years ended December 31, 2017 and 2016, the Company repurchased $316 and $317 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $341 and $163 of previously repurchased loans, respectively. As of December 31, 2017 and 2016, $227 and $40 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.

The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $51 and $84 as of December 31, 2017 and 2016, respectively.

The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Year Ended December 31,
Mortgage loans held for sale	2017	2016
Balance - beginning of year	$1,788	$1,430
Mortgage loans originated and purchased, net of fees	19,140	20,321
Loans sold	(20,318)	(21,403)
Repurchase of loans out of Ginnie Mae securitizations	1,249	1,432
Transfer of mortgage loans held for sale to advances/accounts receivable related to claims(1)	(19)	(18)
Net transfer of mortgage loans held for sale from REO in other assets(2)	23	9
Changes in fair value	9	(15)
Other purchase-related activities(3)	19	32
Balance - end of year	$1,891	$1,788

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

For the years ended December 31, 2017, 2016 and 2015, the Company received proceeds of $20,772, $21,942 and $20,087, respectively, on the sale of mortgage loans held for sale, resulting in gains of $454, $539 and $427, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. The amounts repurchased out of Ginnie Mae pools, as presented above, are primarily in connection with loan modifications and loan resolution activity as part of the Company's contractual obligations as the servicer of the loans.

104 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	December 31, 2017	December 31, 2016
Mortgage loans held for investment, net - UPB	$193	$216
Transfer discount:
Non-accretable	(41)	(49)
Accretable	(12)	(13)
Allowance for loan losses	(1)	(3)
Total mortgage loans held for investment, net	$139	$151

The changes in accretable yield discount on loans transferred to mortgage loans held for investment, net are set forth below.

	Year Ended December 31,
Accretable Yield Discount	2017	2016
Balance - beginning of year	$(13)	$(15)
Accretion	2	3
Reclassifications from non-accretable discount	(1)	(1)
Balance - end of year	$(12)	$(13)

The Company may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. The Company records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, the Company reclassified to accretable yield discount approximately $1 and $1 of transfer discount designated as reserves for future loss, for the years ended December 31, 2017 and 2016, respectively. No provision for reserves was required for the years ended December 31, 2017 and 2016, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $22 and $29 as of December 31, 2017 and 2016, respectively.

7. Property and Equipment, Net
The composition of property and equipment, net, and the corresponding ranges of estimated useful lives were as follows.

	December 31, 2017	December 31, 2016	Estimated Useful Life
Capitalized software costs	$152	$123	3 - 5 years
Furniture, fixtures and equipment	57	52	3 - 5 years
Long-term capital leases - computer equipment	50	42	5 years
Leasehold improvements	19	16	3 - 5 years
Software in development and other	12	21
Property and equipment	290	254
Less: Accumulated depreciation	(169)	(118)
Total property and equipment, net	$121	$136

Total depreciation expenses on property and equipment was $54, $56 and $46 for the years ended December 31, 2017, 2016, and 2015, respectively. The Company has entered into various lease agreements for computer equipment which are classified as capital leases. All of the capital leases expire over the next two years. A majority of these lease agreements contain bargain purchase options.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 105

During the year ended December 31, 2017, the Company recorded a total of $3 impairment charges for hardware and software that were no longer in use. The impairment charges were included in the general and administrative expenses in the consolidated statements of operations. During the year ended December 31, 2016, the Company recorded a total of $11 impairment charges for assets that were no longer in use, including $10 primarily related to software and hardware and $1 due to retirement of Company's old website upon launch of Company's new website. No impairment losses related to property and equipment were recorded during 2015.

8. Other Assets
Other assets consist of the following.

	December 31, 2017	December 31, 2016
Loans subject to repurchase right from Ginnie Mae	$218	$152
Accrued revenues	148	165
Goodwill	72	74
Prepaid expenses	27	16
Real estate owned (REO), net	23	30
Deposits	19	25
Intangible assets	19	28
Receivables from affiliates, net	6	6
Other	82	64
Total other assets	$614	$560

Accrued Revenues
Accrued revenue is primarily comprised of service fees earned but not received based upon the terms of the Company's servicing and subservicing agreements.

Loans Subject to Repurchase Right from Ginnie Mae
Forward loans are sold to Ginnie Mae in conjunction with the issuance of mortgage backed securities. The Company, as the issuer of the mortgage backed securities, has the unilateral right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase a delinquent loan, it has effectively regained control over the loan and recognizes these rights to the loan on its consolidated balance sheets and establishes a corresponding repurchase liability regardless of the Company’s intention to repurchase the loan.

Goodwill and Intangible Assets
The following presents changes in the carrying amount of goodwill for the years indicated.

	Year Ended December 31,
	2017	2016
Balance - beginning of year	$74	$71
Goodwill reclassification	—	3
Goodwill disposition(1)	(2)	—
Balance - end of year	$72	$74

(1) In connection with the sale of Xome's retail title division, the Company wrote off $2 goodwill in June 2017. See further discussion in Note 19, Dispositions and Exit Costs.

106 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The Company evaluates goodwill for potential impairment annually as of October 1st for the reporting units in the Originations and Xome segments, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. The Company performed a quantitative assessment in 2017 of the fair value of its reporting units. In establishing the estimated fair value, consideration was given to the forecasted discounted cash flows of the reporting units, recent trading prices of the Company's common stock, and recent trading prices of common stock for peer group companies. In establishing the discounted cash flows, the Company gives consideration to anticipated effects of interest rate changes to earnings, cost alignments for changes in transaction volumes and other changes to operations that would be considered by a market participant. Based on the assessment performed, the Company determined the fair value of its reporting units exceeded the carrying value by more than 180%. Accordingly, no impairment of goodwill was recorded in 2017. There was no goodwill impairment recorded in 2016 and 2015.

The following tables present the composition of intangible assets.

	December 31, 2017
	Gross Carrying Amount	Impairment/Disposition(1)	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$8	$—	$(3)	$5	6.6
Customer relationships	19	(7)	(6)	6	4.7
Purchased software	12	—	(5)	7	4.0
Licenses	1	—	—	1	Indefinite
Total intangible assets	$40	$(7)	$(14)	$19	4.8

(1) In connection with the sale of Xome's retail title division in June 2017, the Company wrote-off customer relationships of $4 on a net basis, with gross carrying amount of $6 less accumulated amortization of $2 as of the sale date. See further discussion in Note 19, Disposition and Exit Costs. In addition, the Company recorded an impairment of $1 in customer relationships due to the loss of a major customer of Xome.

	December 31, 2016
	Gross Carrying Amount	Impairment(2)	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life in Years
Trade name	$27	$(13)	$(8)	$6	7.5
Customer relationships	20	(1)	(6)	13	5.7
Purchased software	12	—	(4)	8	4.9
Licenses	1	—	—	1	Indefinite
Total intangible assets	$60	$(14)	$(18)	$28	5.7

(2) In connection with the abandonment of the Greenlight trade name in 2016, the Company wrote-off trade name of $13 on net basis, with gross carrying amount of $19 less accumulated amortization of $6 as of the abandonment date. In addition, the Company recorded an impairment of customer relationships of $1 related to the loss of a major customer of Xome.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 107

The Company recognized $5, $8, and $7 of amortization expense during the years ended December 31, 2017, 2016, and 2015, respectively. The following table presents the estimated aggregate amortization expense for existing amortizable intangible assets for the years indicated.

Year Ending December 31,	Amount
2018	$4
2019	4
2020	4
2021	3
2022	2
Thereafter	1
Total future amortization expense	$18

Real Estate Owned, Net
Real estate owned ("REO"), net includes $15 and $21 of REO-related receivables with government insurance as of December 31, 2017 and 2016, respectively, limiting loss exposure to the Company.

Other
Other primarily includes tax receivables and non-advance related accounts receivable due from investors.

9. Derivative Financial Instruments

Derivative instruments utilized by the Company primarily include interest rate lock commitments ("IRLCs"), Loan Purchase Commitments ("LPCs"), forward Mortgage Backed Securities ("MBS") trades, Eurodollar and Treasury futures and interest rate swap agreements.

Associated with the Company's derivatives are $1 and $29 in collateral deposits on derivative instruments recorded in other assets and payables and accrued liabilities on the Company's consolidated balance sheets as of December 31, 2017 and 2016, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

108 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Year Ended December 31, 2017
Assets
Mortgage loans held for sale
Loan sale commitments(1)	2018	$13	$0.1	$—
Derivative financial instruments
IRLCs	2018	2,065	59.3	(32.9)
Forward sales of MBS	2018	1,802	2.4	(36.9)
LPCs	2018	171	0.9	(1.0)
Treasury futures	2018	81	1.9	1.9
Eurodollar futures(1)	2018-2021	26	—	—
Interest rate swaps(1)	2018	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2018	7	—	1.1
Forward sales of MBS	2018	1,579	2.8	7.2
LPCs	2018	213	0.6	0.9
Treasury futures	2018	128	1.4	(1.4)
Eurodollar futures(1)	2018-2021	17	—	—
Interest rate swaps(1)	2018	—	—	0.1

Year Ended December 31, 2016
Assets
Mortgage loans held for sale
Loan sale commitments	2017	$1	$0.1	$(0.2)
Derivative financial instruments
IRLCs	2017	3,675	92.2	3.1
Forward sales of MBS	2017	2,580	39.2	33.1
LPCs	2017	203	1.9	(2.0)
Eurodollar futures(1)	2017-2021	35	—	(0.1)
Interest rate swaps	2017	9	0.1	(0.4)
Liabilities
Derivative financial instruments
IRLCs	2017	176	1.1	(1.1)
Forward sales of MBS	2017	1,689	10.0	(6.3)
LPCs(1)	2017	111	1.5	—
Eurodollar futures(1)	2017-2021	27	—	0.1
Interest rate swaps	2017	9	0.1	0.4

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 109

10. Indebtedness
Notes Payable

					December 31, 2017		December 31, 2016
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	November 2019	Servicing advance receivables	$575	$416	$492	$485	$578
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	November 2018	Servicing advance receivables	500	230	287	260	301
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2019	Servicing advance receivables	200	102	117	164	186
MBS advance financing facility	LIBOR+2.5%	March 2019	Servicing advance receivables	130	63	64	55	60
MBS servicer advance facility (2014)	LIBOR+3.5%	October 2018	Servicing advance receivables	125	44	140	88	142
MBS advance financing facility (2012)(1)	LIBOR+5.0%	January 2017	Servicing advance receivables	—	—	—	44	52
Advance facilities principal amount					855	1,100	1,096	1,319
Unamortized debt issuance costs(2)					—	—	—	—
Advance facilities, net					$855	$1,100	$1,096	$1,319

(1) The MBS Advance Financing facility was paid off in full in February 2017.
(2) Unamortized debt issuance costs are less than $1 for the respective dates.
					December 31, 2017		December 31, 2016
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+2.0% to 2.9%	October 2018	Mortgage loans or MBS	$1,200	$889	$960	$682	$747
$1,000 warehouse facility	LIBOR+2.0% to 2.5%	September 2018	Mortgage loans or MBS	1,000	299	308	250	256
$950 warehouse facility	LIBOR+2.0% to 3.5%	November 2018	Mortgage loans or MBS	950	721	785	410	415
$600 warehouse facility	LIBOR+2.5%	February 2019	Mortgage loans or MBS	600	333	347	173	189
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2018	Mortgage loans or MBS	500	233	239	229	237
$500 warehouse facility	LIBOR+1.8% to 3.3%	June 2018	Mortgage loans or MBS	500	305	337	496	539
$350 warehouse facility	LIBOR+2.0% to 3.5%	April 2018	Mortgage loans or MBS	350	246	272	12	13
$300 warehouse facility	LIBOR+2.3%	January 2019	Mortgage loans or MBS	300	116	141	153	180
$200 warehouse facility	LIBOR+1.6%	April 2019	Mortgage loans or MBS	200	80	81	7	8
$150 warehouse facility	LIBOR+4.3%	September 2018	Mortgage loans or MBS	150	—	—	—	—
$100 warehouse facility	LIBOR+5.5%	December 2019	Mortgage loans or MBS	100	50	50	—	—
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	10	10	—	—
$40 warehouse facility	LIBOR+3.0%	November 2018	Mortgage loans or MBS	40	4	6	11	18
Warehouse facilities principal amount					3,286	3,536	2,423	2,602
Unamortized debt issuance costs					(1)	—	(2)	—
Warehouse facilities, net					$3,285	$3,536	$2,421	$2,602

Pledged Collateral:
Mortgage loans, net					$1,852	$1,680	$1,693	$1,427
Reverse mortgage interests, net					1,434	1,575	730	834
MSR and other collateral					—	281	—	341

110 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Unsecured Senior Notes
Unsecured senior notes consist of the following.

	December 31, 2017	December 31, 2016
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$595
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	397	400
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	364	461
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	323	345
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,885	2,007
Unamortized debt issuance costs	(11)	(17)
Unsecured senior notes, net	$1,874	$1,990

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates. The Company repurchased $120 and $40 in principal amount of outstanding notes during the years ended December 31, 2017 and 2016, resulting in a loss of $3 and $0.1, respectively.

Additionally, the indentures provide that on or before certain fixed dates, the Company may redeem up to 35% of the aggregate principal amount of the unsecured senior notes with the net proceeds of certain equity offerings at fixed redemption prices, plus accrued and unpaid interest and additional interest, if any, to the redemption dates, subject to compliance with certain conditions.
The ratios included in the indentures for the unsecured senior notes are incurrence-based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.
As of December 31, 2017, the expected maturities of the Company's unsecured senior notes based on contractual maturities are as follows.

Year Ending December 31,	Amount
2018	$364
2019	323
2020	397
2021	595
2022	206
Thereafter	—
Unsecured senior notes principal amount	1,885
Unamortized debt issuance costs	(11)
Unsecured senior notes, net	$1,874

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 111

Other Nonrecourse Debt

Other nonrecourse debt consists of the following.

					December 31, 2017	December 31, 2016
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$7,173	$8,914
Securitization of nonperforming HECM loans
Trust 2015-2	November 2015	November 2025	A, M1, M2	—	—	114
Trust 2016-1	March 2016	February 2026	A, M1, M2	—	—	194
Trust 2016-2	June 2016	June 2026	A, M1, M2	122	94	158
Trust 2016-3	August 2016	August 2026	A, M1, M2	171	138	208
Trust 2017-1	May 2017	May 2027	A, M1, M2	243	213	—
Trust 2017-2	September 2017	September 2027	A, M1, M2	398	365	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	128	37	50
Other nonrecourse debt principal amount					8,020	9,638
Unamortized debt issuance costs					(6)	(7)
Other nonrecourse debt, net					$8,014	$9,631

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

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of non-performing HECM loans that are covered by FHA insurance and secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure or grant of a deed in lieu of foreclosure in connection with reverse mortgage loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. Interest is accrued at a rate of 2.0% to 6.5% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of less than one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

112 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $181 and $208 at December 31, 2017 and December 31, 2016, respectively. The carrying values on the outstanding loans was $42 and $58 at December 31, 2017 and December 31, 2016, respectively, and the carrying value of the nonrecourse debt was $37 and $50, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of December 31, 2017, the Company was in compliance with its financial covenants.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2017, the Company was in compliance with these minimum tangible net worth requirements.

11. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following.

	December 31, 2017	December 31, 2016
Payables to servicing and subservicing investors	$485	$655
Loans subject to repurchase from Ginnie Mae	218	152
Accounts payable and other accrued liabilities	127	178
Accrued bonus and payroll	82	95
Payables to GSEs and securitized trusts	65	58
Accrued interest	62	65
Payables to insurance carriers and insurance cancellation reserves	61	73
Professional and legal	55	47
Taxes	36	84
Lease obligations	24	24
MSR purchases payable including advances	10	21
Repurchase reserves	9	18
Total payables and accrued liabilities	$1,234	$1,470

Payables to Servicing and Subservicing Investors and Payables to GSEs and Securitized Trusts
Payables to servicing and subservicing investors, GSEs and securitized trusts represent amounts due to investors, GSEs and securitized trusts in connection with loans serviced that are paid from collections of the underlying loans, insurance proceeds or proceeds from property disposal.

Loans Subject to Repurchase from Ginnie Mae
See Note 8, Other Assets for a description of assets and liabilities related to loans subject to repurchase from Ginnie Mae.

Accounts Payables and Other Accrued Liabilities
Accounts payables and other accrues liabilities are primarily comprised of liabilities related to various vendor and servicing activities.

Payables to Insurance Carriers and Insurance Cancellation Reserves
Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 113

Repurchase Reserves
The activity of the outstanding repurchase reserves is set forth below.

	Year Ended December 31,
Repurchase Reserves	2017	2016
Balance - beginning of year	$18	$26
Provisions	7	11
Releases	(14)	(17)
Charge-offs	(2)	(2)
Balance - end of year	$9	$18

The provision for repurchases represents an estimate of losses to be incurred on the repurchase of loans or indemnification of purchaser's losses related to forward loans. Certain sale contracts and GSE standards require the Company to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that the Company refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. The Company records a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against net gain on mortgage loans held for sale. A release of repurchase reserves is recorded when the Company's assessment reveals that previously recorded reserves are no longer needed.

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balances as of December 31, 2017 are sufficient to cover future loss exposure associated with repurchase contingencies.

12. Securitizations and Financings

Variable Interest Entities (VIE)
In the normal course of business, the Company enters into various types of on- and off-balance sheet transactions with special purpose entities ("SPE") determined to be VIEs, which primarily consist of securitization trusts established for a limited purpose. Generally, these SPEs are formed for the purpose of securitization transactions in which the Company transfers assets to an SPE, which then issues to investors various forms of debt obligations supported by those assets.

The Company has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as the Company is the primary beneficiary of each of these entities. Also, the Company consolidated four reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

114 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

A summary of the assets and liabilities of the Company’s transactions with VIEs included in the Company’s consolidated financial statements is presented below for the dates indicated.

	December 31, 2017		December 31, 2016
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$106	$26	$190	$37
Reverse mortgage interests, net	—	7,981	—	9,557
Advances and other receivables, net	896	—	1,065	—
Mortgage loans held for investment, net	138	—	150	—
Other assets	2	—	4	—
Total assets	$1,142	$8,007	$1,409	$9,594

Liabilities
Advance facilities(1)	$749	$—	$909	$—
Payables and accrued liabilities	2	1	1	—
Participating interest financing(2)	—	7,107	—	8,840
HECM Securitizations (HMBS)
Trust 2015-2	—	—	—	114
Trust 2016-1	—	—	—	194
Trust 2016-2	—	94	—	158
Trust 2016-3	—	138	—	208
Trust 2017-1	—	213	—	—
Trust 2017-2	—	365	—	—
Nonrecourse debt–legacy assets	36	—	50	—
Total liabilities	$787	$7,918	$960	$9,514

(1) Advance facilities include the Nationstar agency advance financing facility and notes payable recorded by the Nationstar Mortgage Advance Receivable Trust, and the Nationstar Agency Advance Receivables Trust. Refer to Notes Payable in Note 10, Indebtedness for additional information.
(2) Participating interest financing excludes premiums.

The following table shows a summary of the outstanding collateral and certificate balances for securitization trusts for which the Company was the transferor, including any retained beneficial interests and MSRs, that were not consolidated by the Company for the dates indicated.

	December 31, 2017	December 31, 2016
Total collateral balances	$2,291	$2,704
Total certificate balances	$2,129	$2,455

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2017, and 2016, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 115

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below.

Principal Amount of Loans 60 Days or More Past Due	December 31, 2017	December 31, 2016
Unconsolidated securitization trusts	$448	$548

13. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows.

	Year Ended December 31,
	2017	2016	2015
Current Income Taxes
Federal	$52	$14	$59
State	7	4	4
Total current income taxes	59	18	63

Deferred Income Taxes
Federal	(43)	(4)	(50)
State	(3)	(1)	(2)
Total deferred income taxes	(46)	(5)	(52)
Total provision for income taxes	$13	$13	$11

Income tax expense differs from the amounts computed by applying the U.S. federal corporate tax rate of 35.0% as follows for the years indicated.

	Year Ended December 31,
	2017		2016		2015
Tax Expense at Federal Statutory Rate	$15	35%	$10	35.0%	$19	35.0%
Effect of:
State taxes, net of federal benefit	1	1.9%	1	5.0%	—	(0.4)%
Non-controlling interests	—	(0.3)%	1	3.4%	(2)	(2.7)%
Decrease of federal valuation allowance	(1)	(1.2)%	—	—%	(3)	(6.1)%
Deferred adjustments	—	—%	1	2.3%	(5)	(10.1)%
Federal tax reform impact	(5)	(12.6)%	—	—%	—	—%
Current payable adjustments	—	—%	1	1.9%	2	4.0%
Adjustments related to uncertain tax positions	1	2.4%	—	—%	—	—%
Other, net	2	3.7%	(1)	(2.4)%	—	0.6%
Total income tax expense	$13	28.9%	$13	45.2%	$11	20.3%

116 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Impact of Tax Reform

On December 22, 2017, the Tax Reform Act was enacted and it significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. Pursuant to the guidance within SAB 118, as of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Reform Act; however, the Company has been able to make reasonable estimates of the impact of the Tax Reform Act. The Company has recorded provisional amounts for the remeasurement of existing deferred tax balances, the transition tax, uncertain tax positions, valuation allowance, and reassessment of permanently reinvested earnings, among others. As a result of the Tax Reform Act, the Company recorded a tax benefit of $8 due to the remeasurement of deferred tax balances, a tax expense of $0.2 due to the transition tax on deemed repatriation of foreign earnings, and a tax expense of $3 due to changes to Internal Revenue Code Section 162(m). No income taxes in addition to the transition tax have been recorded for any undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Because of the complexity of the new Global Intangible Low-Taxed Income (GILTI) tax rules, the Company continues to evaluate this provision of the Tax Reform Act and the application of ASC Topic 740 Accounting for Income Taxes. The Company has not made any adjustments related to potential GILTI tax and has not adopted an accounting policy regarding whether to record deferred tax on GILTI. The provisional amounts are based on the Company’s current best estimates and may change as the Company receives additional clarification and implementation guidance. The Company will continue to refine its calculations as additional analysis is completed. In addition, these estimates may also be affected as the Company continues to gain a more thorough understanding of the tax law. Any subsequent adjustment to these amounts through December 22, 2018 will be included in income from operations as an adjustment to tax expense.

In 2017, the effective tax rate differed from the statutory tax rate primarily as a result of changes made by the Tax Reform Act, including deferred adjustments related to the remeasurement of deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate to 21%, as well as changes to Internal Revenue Code Section 162(m). The Company released a federal valuation allowance of $1 in 2017. In 2016, the effective tax rate differed from the statutory rate primarily due to state tax adjustments and the elimination of the book loss attributable to a less-than-wholly-owned subsidiary. Deferred income tax amounts at December 31, 2017 and 2016, reflect the effect of basis differences in assets and liabilities for financial reporting and income tax purposes and tax attribute carryforwards.

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

The Company has federal net operating loss ("NOL") carryforwards (pre-tax) of approximately $151 and $162 as of December 31, 2017 and 2016, respectively. It is expected that the federal NOL carryforwards will begin to expire beginning with the 2027 tax year, if unused. The Company also has immaterial state NOL carryforwards that will begin to expire beginning with 2017 tax year, if unused. The federal NOL is limited under Sections 382 and 383 of the Internal Revenue Code as a result of the reorganization that occurred in advance of the Company's initial public offering, and the limitation is approximately $11 annually. The Company believes that it is more likely than not that a portion of the benefit from the federal NOL carryforwards that are limited by IRC Section 382 will not be realized. Accordingly, a federal and state valuation allowance of $2 and $2 respectively is recorded for these NOL carryforwards as of December 31, 2017. The Company expects future income will be sufficient to utilize all net operating losses generated subsequent to the initial public offering in 2012.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 117

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following.

	Year Ended December 31,
	2017	2016
Deferred Tax Assets
Effect of:
Loss carryforwards (federal, state and capital)	$37	$60
Loss reserves	81	104
Reverse mortgage premiums	15	25
Rent expense	4	5
Restricted share based compensation	6	9
Accruals	10	20
Partnership interests	5	9
Reverse mortgage purchase discount	24	14
Other, net	3	1
Total deferred tax assets	185	247

Deferred Tax Liabilities
MSR amortization and mark-to-market, net	(174)	(267)
Depreciation and amortization, net	(20)	(34)
Prepaid assets	(2)	(1)
Goodwill and intangible assets	(1)	(3)
Total deferred tax liabilities	(197)	(305)
Valuation allowance	(4)	(4)
Net deferred tax liability	$(16)	$(62)

The Company files income tax returns in the U.S. federal jurisdiction and numerous U.S. state jurisdictions. During 2017, the Company completed an Internal Revenue Service (“IRS”) examination of certain components of the federal tax return for the tax year ended December 31, 2013. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal and state income tax examinations for tax years prior to 2013.

As of December 31, 2017, the Company has recorded $19 of unrecognized tax benefits related to uncertain tax positions, including $2 in interest and penalties.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties.

	Year Ended December 31,
	2017	2016	2015
Unrecognized Tax Benefits
Balance - beginning of year	$—	$—	$—
Increases in tax positions of current year	1	—	—
Increases in tax positions of prior years	20	—	—
Decreases in tax positions of prior years	—	—	—
Settlements	(4)	—	—
Balance - end of year	$17	$—	$—

The Company reasonably anticipates that $19 in unrecognized tax benefits, including interest and penalties of $2, may decrease within the next twelve months due to actions taken by the Company subsequent to year-end to remediate the uncertain tax position. If the Company were to recognize all unrecognized tax benefits as of December 31, 2017, the net effect would be an income tax benefit of approximately $6, exclusive of any benefits related to interest and penalties.

118 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

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
The following describes the methods and assumptions used by the Company in estimating fair values:
Cash and Cash Equivalents, Restricted Cash (Level 1) – The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale (Level 2) – The Company originates mortgage loans in the U.S. that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the "Agencies") MBS. Additionally, the Company holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. The Company measures newly originated prime residential mortgage loans held for sale at fair value.
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may acquire mortgage loans held for sale from various securitization trusts for which it acts as servicer through the exercise of various clean-up call options as permitted through the respective pooling and servicing agreements. The Company has elected to account for these loans at the lower of cost or market. The Company classifies these valuations as Level 2 in the fair value disclosures.

The Company may also purchase loans out of a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The Company has elected to carry these loans at fair value. See Note 6, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Loans Held for Investment, Net (Level 3) – The Company determines the fair value of loans held for investment, net, based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment speeds and discount rates. These internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models using unobservable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 6, Mortgage Loan Held for Sale and Investment for more information.
Mortgage Servicing Rights – Fair Value (Level 3) – The Company estimates the fair value of its forward MSRs on a recurring basis using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates, ancillary revenues and costs to service. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by the Company and can have a significant impact on the fair value of the MSRs. Quarterly, management obtains third-party valuations to assess the reasonableness of the fair value calculations provided by the internal cash flow model. Because of the nature of the valuation inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Advances and Other Receivables, Net (Level 3) - Advances and other receivables, net are valued at their net realizable value after taking into consideration the reserves. Advances have no stated maturity. Their net realizable value approximates fair value as the net present value based on discounted cash flow is not materially different from the net realizable value.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 119

Reverse Mortgage Interests, Net (Level 3) – The Company’s reverse mortgage interests are primarily comprised of HECM loans that are insured by FHA and guaranteed by Ginnie Mae upon securitization. Fair value for active reverse mortgage loans is estimated based on pricing of the recent securitizations with similar attributes and characteristics, such as collateral values and prepayment speeds and adjusted as necessary for differences. The recent timing of these transactions allows the pricing to consider the current interest rate risk exposures. The fair value of inactive reverse mortgage loans is established based upon a discounted par value of the loan derived from the Company’s historical loss factors experience on foreclosed loans.
Derivative Financial Instruments (Level 2) – The Company enters into a variety of derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the consolidated balance sheets. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into IRLCs and LPCs with prospective borrowers and other loan originators. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs and LPCs are recorded in derivative financial instruments in the consolidated balance sheets. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company has entered into Eurodollar futures contracts as part of its hedging strategy. The futures contracts are measured at fair value on a recurring basis and classified as Level 2 in the fair value disclosures as the valuation is based on market observable data. See Note 9, Derivative Financial Instruments for more information.
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
Nonrecourse Debt – Legacy Assets (Level 3) – The Company estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices, and are classified as Level 3. See Note 10, Indebtedness for more information.
Excess Spread Financing (Level 3) – The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, average life, recapture rates and discount rate. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Mortgage Servicing Rights Financing Liability (Level 3) - The Company estimates fair value on a recurring basis based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being advance financing rates and annual advance recovery rates. As these assumptions are derived from internally developed valuation models based on the value of the underlying MSRs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities for more information.
Participating Interest Financing (Level 2) – The Company estimates the fair value using a market approach by utilizing the fair value of securities backed by similar participating interests in reverse mortgage loans. The Company classifies these valuations as Level 2 in the fair value disclosures. See Note 3, Mortgage Servicing Rights and Related Liabilities, and Note 10, Indebtedness for more information.
HECM Securitizations (Level 3) – The Company estimates fair value of the nonrecourse debt related to HECM securitization based on the present value of future expected discounted cash flows with the discount rate approximating that of similar financial instruments. As the prices are derived from both internal models and other observable inputs, the Company classifies this as Level 3 in the fair value disclosures. See Note 10, Indebtedness for more information.

120 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The following table presents the estimated carrying amount and fair value of the Company’s financial instruments and other assets and liabilities measured at fair value on a recurring basis.

	December 31, 2017
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,890.8	$—	$1,890.8	$—
Mortgage servicing rights(1)	2,937.4	—	—	2,937.4
Derivative financial instruments:
IRLCs	59.3	—	59.3	—
Forward MBS trades	2.4	—	2.4	—
LPCs	0.9	—	0.9	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.9	—	1.9	—
Total assets	$4,892.7	$—	$1,955.3	$2,937.4
Liabilities
Derivative financial instruments
Forward MBS trades	2.8	—	2.8	—
LPCs	0.6	—	0.6	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.4	—	1.4	—
Mortgage servicing rights financing	9.5	—	—	9.5
Excess spread financing	996.5	—	—	996.5
Total liabilities	$1,010.8	$—	$4.8	$1,006.0

	December 31, 2016
	Total Fair Value	Recurring Fair Value Measurements
		Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,788.0	$—	$1,788.0	$—
Mortgage servicing rights(1)	3,160.0	—	—	3,160.0
Derivative financial instruments:
IRLCs	92.2	—	92.2	—
Forward MBS trades	39.2	—	39.2	—
LPCs	1.9	—	1.9	—
Interest rate swaps	0.1	—	0.1	—
Total assets	$5,081.4	$—	$1,921.4	$3,160.0
Liabilities
Derivative financial instruments
IRLCs	$1.1	$—	$1.1	$—
Forward MBS trades	10.0	—	10.0	—
LPCs	1.5	—	1.5	—
Interest rate swaps	0.1	—	0.1	—
Mortgage servicing rights financing	27.0	—	—	27.0
Excess spread financing	1,214.0	—	—	1,214.0
Total liabilities	$1,253.7	$—	$12.7	$1,241.0
(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 121

The table below presents a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
Year Ended December 31, 2017	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$3,160	$1,214	$27
Total gains or losses included in earnings	(432)	12	(17)
Purchases, issuances, sales and settlements
Purchases	66	—	—
Issuances	203	—	—
Sales	(60)	—	—
Settlements	—	(230)	—
Balance - end of year	$2,937	$996	$10

	Assets	Liabilities
Year Ended December 31, 2016	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Balance - beginning of year	$3,358	$1,232	$69
Total gains or losses included in earnings	(496)	25	(42)
Purchases, issuances, sales and settlements
Purchases	157	—	—
Issuances	208	155	—
Sales	(67)	—	—
Settlements	—	(198)	—
Balance - end of year	$3,160	$1,214	$27

No transfers were made into or out of Level 3 fair value assets and liabilities for the years ended December 31, 2017 and 2016.

122 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

The table below presents a summary of the estimated carrying amount and fair value of the Company’s financial instruments.

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$215	$215	$—	$—
Restricted cash	360	360	—	—
Advances and other receivables, net	1,706	—	—	1,706
Reverse mortgage interests, net	9,984	—	—	10,164
Mortgage loans held for sale	1,891	—	1,891	—
Mortgage loans held for investment, net	139	—	—	139
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,885	1,912	—	—
Advance facilities	855	—	855	—
Warehouse facilities	3,286	—	3,286	—
Mortgage servicing rights financing liability	10	—	—	10
Excess spread financing	996	—	—	996
Derivative financial instruments	5	—	5	—
Participating interest financing	7,173	—	7,353	—
HECM Securitization (HMBS)
Trust 2016-2	94	—	—	112
Trust 2016-3	138	—	—	155
Trust 2017-1	213	—	—	225
Trust 2017-2	365	—	—	371
Nonrecourse debt - legacy assets	37	—	—	36

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$489	$489	$—	$—
Restricted cash	388	388	—	—
Advances and other receivables, net	1,749	—	—	1,749
Reverse mortgage interests, net	11,033	—	—	11,232
Mortgage loans held for sale	1,788	—	1,788	—
Mortgage loans held for investment, net	151	—	—	153
Derivative financial instruments	133	—	133	—
Financial liabilities
Unsecured senior notes	2,007	2,047	—	—
Advance facilities	1,096	—	1,096	—
Warehouse facilities	2,423	—	2,423	—
Mortgage servicing rights financing liability	27	—	—	27
Excess spread financing	1,214	—	—	1,214
Derivative financial instruments	13	—	13	—
Participating interest financing	8,914	—	9,151	—
HECM Securitization (HMBS)
Trust 2015-2	114	—	—	125
Trust 2016-1	194	—	—	203
Trust 2016-2	158	—	—	156
Trust 2016-3	208	—	—	205
Nonrecourse debt - legacy assets	50	—	—	50

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 123

15. Employee Benefit Plan
The Company sponsors a defined contribution plan (401(k) plan) that covers all full-time employees. The Company matches 100% of participant contributions up to 2% of their total eligible annual base compensation and matches 50% of contributions for the next 4% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $15, $16 and $12 for the years ended December 31, 2017, 2016, and 2015, respectively.

16. Share-Based Compensation and Equity
Share-Based Compensation
The Company adopted the 2012 Incentive Compensation Plan ("2012 Plan"), as may be amended, that offers equity-based awards to certain key employees of the Company, consultants, and non-employee directors. The equity based awards include restricted stock awards and restricted stock units granted to employees. These awards are valued at the fair market value of the Company's common stock on the grant date as defined in the 2012 Plan. Generally, one-third of the awards vest at the end of each of the following three year requisite service period. Although the restricted stock awards are included in the balance of outstanding common shares, they cannot be traded until vesting has been achieved. Any forfeiture of restricted stock awards before vesting has been achieved results in a reduction in the balance of outstanding common shares.

The following table summarizes equity based awards under the 2012 Plan for the periods indicated.

	Shares (or Units) (in thousands)	Weighted-Average Grant Date Fair Value, per share (or unit)
Equity awards outstanding as of December 31, 2016	2,272	$17.74
Granted	1,014	18.11
Forfeited	(287)	16.26
Vested	(894)	19.58
Equity awards outstanding as of December 31, 2017	2,105	17.33
The Company recognizes share-based compensation over the requisite service period in which the awards vest. Total share-based compensation expense for service based equity awards, net of forfeitures, recognized for the years ended December 31, 2017, 2016, and 2015 was $17, $21 and $20, respectively. As of December 31, 2017, unrecognized compensation expense totaled $14 related to non-vested stock award payments that are expected to be recognized over a weighted average period of 0.88 years.

The Company is eligible to receive a tax benefit when the vesting date fair value of an award exceeds the value used to recognize compensation expense at the date of grant. Excess tax benefits (deficiency), resulting from tax deductions in excess or exceeding the compensation cost recognized were aggregating $(1) and $(4) and $0.4 for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, approximately 93,000 Xome stock appreciation rights ("SARs") are outstanding and can be settled in cash or units of Xome Holdings LLC (at the election of Xome). The SARs generally vest over three years and have a ten year term. The SARs become exercisable and are recognized to expense upon a liquidity event at Xome which includes a change in control or an initial public offering of Xome. No expense was recorded for outstanding SARs in 2017, 2016 and 2015 as a liquidity event has not occurred.

Equity
From time to time, the Company raises capital through the issuance of its common stock based on market conditions and expected returns that can be provided to shareholders.
In connection with a previously announced $250 share repurchase program, which expired on December 16, 2016, the Company repurchased 10.6 million shares of the Company's common stock during 2016. On January 1, 2017, the Company's Board of Directors subsequently replaced the expired share repurchase program with a new share repurchase program, approving the repurchase of up to $100 of the Company's common stock through December 31, 2017. Under this plan, no shares were repurchased during 2017.

124 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

On February 11, 2016, the Company's Board of Directors authorized a tender offer via a modified Dutch auction for the repurchase of up to $100 of its common stock for a price between $8.20 and $9.40 per share. The auction expired on March 11, 2016. During this period, the Company purchased 7,450 shares at a price of $9.40 per share.

17. Capital Requirements
Certain of the Company’s secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company's selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer.

Among the Company's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $1,000. As of December 31, 2017, the Company was in compliance with its selling and servicing capital requirements.

18. Commitments and Contingencies
Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business. The legal proceedings are at varying stages of adjudication, arbitration or investigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the "Bankruptcy Code"), False Claims Act and Making Home Affordable loan modification programs.

In addition, along with others in its industry, the Company is subject to repurchase and indemnification claims and may continue to receive claims in the future, regarding alleged breaches of representations and warranties relating to the sale of mortgage loans, the placement of mortgage loans into securitization trusts or the servicing of mortgage loans securitizations. The Company is also subject to legal actions or proceedings related to loss sharing and indemnification provisions of its various acquisitions. Certain of the pending or threatened legal proceedings include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.

The Company’s business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. The Company has historically had a number of open investigations with various regulators or enforcement agencies and that trend continues. The Company is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau, the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General and the New York Department of Financial Services. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in Company's business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 125

For example, Nationstar continues to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to the Company's business practices. In March 2017, Nationstar entered into a consent order with the CFPB for failure to comply with certain data reporting requirements of the Home Mortgage Disclosure Act, and in December 2017 entered into a consent order with the California Department of Business Oversight regarding the payment of civil monetary penalties to resolve alleged violations of certain laws stemming from an examination process regarding data from 2011-2014. Additionally, the Company is currently in negotiations with the New York Department of Financial Services regarding two examinations. The resolution will involve the payment of civil monetary penalties and other remedial measures. However, management does not believe that resolution of this matter would have a material effect on the Company’s results of operations or financial position.

In addition, Nationstar is a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company's vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. While Nationstar is attempting to resolve these matters, certain differences have arisen between the parties in the negotiation of a settlement agreement, and while it is reasonably possible that the Company may settle, there can be no assurance that the parties will agree on the terms of the settlement. However, if Nationstar ultimately settles, it intends to seek reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that Nationstar would prevail with any claims for reimbursement.

The Company is a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et.al. The plaintiff alleges that the Company misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. The Company believes it has meritorious defenses and will vigorously defend itself in this matter.

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et. Al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. The court, on July 24, 2017, certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with Nationstar’s employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. The Company believes it has meritorious defenses and will continue to vigorously defend itself in this matter.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $40, $64 and $54 for the years ended December 31, 2017, 2016, and 2015, respectively, were included in general and administrative expenses on the consolidated statements of operations.

126 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $23 to $65 in excess of the accrued liability (if any) related to those matters as of December 31, 2017. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company's exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

In the Company's experience, legal proceedings are inherently unpredictable. One or more of the following factors frequently contribute to this inherent unpredictability: the proceeding is in its early stages; the damages sought are unspecified, unsupported or uncertain; it is unclear whether a case brought as a class action will be allowed to proceed on that basis or, if permitted to proceed as a class action, how the class will be defined; the other party is seeking relief other than or in addition to compensatory damages (including, in the case of regulatory and governmental investigations and inquiries, the possibility of fines and penalties); the matter presents meaningful legal uncertainties, including novel issues of law; the Company has not engaged in meaningful settlement discussions; discovery has not started or is not complete; there are significant facts in dispute; predicting possible outcomes depends on making assumptions about future decisions of courts or regulatory bodies or the behavior of other parties; and there are a large number of parties named as defendants (including where it is uncertain how damages or liability, if any, will be shared among multiple defendants). Generally, the less progress that has been made in the proceedings or the broader the range of potential results, the harder it is for the Company to estimate losses or ranges of losses that it is reasonably possible the Company could incur.
Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability within payables and accrued liabilities is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending, on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all recorded balances sought from sellers represent valid claims. However, the Company acknowledges that the claims process can be prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of December 31, 2017, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

Lease Commitments
The Company leases various corporate and other office facilities under non-cancelable lease agreements with primary terms extending through 2024. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term. Rental expense incurred during the year ended December 31, 2017, 2016 and 2015 was $31, $26 and $21, respectively.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 127

Minimum future payments on noncancelable operating and capital leases are as follows.

Year Ending December 31,	Operating Leases	Capital Leases
2018	$32	$8
2019	25	2
2020	26	—
2021	21	—
2022 and thereafter	60	—
Total minimum lease payments	164	10
Less: Amounts representing interest	—	—
Present value of minimum lease payments	$164	$10

Loan and Other Commitments
The Company enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. The Company also enters into LPCs with prospective sellers. These loan commitments are treated as derivatives and are carried at fair value. See Note 9, Derivative Financial Instruments for more information.
The Company has certain reverse MSRs and reverse mortgage loans related to approximately $34,635 and $38,940 of UPB in reverse mortgage loans as of December 31, 2017 and 2016, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of December 31, 2017 and 2016, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,713 and $4,396, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

19. Disposition and Exit Costs
The Company periodically initiates programs to reduce costs and improve operating effectiveness in order to improve current operating performance and to respond to changes in the Company's business model. These cost reduction initiatives include the restructuring of the Company's facilities lease portfolio, closing of offices and the termination of portions of the Company’s workforce. As part of these restructuring plans, the Company incurred severance and other exit costs of $7, $5, and $13 for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, $2 of the $7 severance and other exit costs incurred related to the closure of the Company's facility in Buffalo, New York, of which $1 was related to employee severance and other costs and $1 to lease terminations for the facilities lease.

The following table reflects the Company's liability related to restructuring which is recognized in payables and accrued liabilities in the consolidated balance sheets.

128 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
Year Ended December 31, 2017
Restructuring charges:
Employee severance and other	$5	$2	$(7)	$—
Lease terminations	—	3	(2)	1
Total	$5	$5	$(9)	$1

Year Ended December 31, 2016
Restructuring charges:
Employee severance and other	$9	$5	$(9)	$5
Lease terminations	1	—	(1)	—
Total	$10	$5	$(10)	$5

Year Ended December 31, 2015
Restructuring charges:
Employee severance and other	$—	$13	$(4)	$9
Lease terminations	4	—	(3)	1
Total	$4	$13	$(7)	$10

In June 2017, the Company sold Xome's retail title division and recognized an $8 gain, which was recorded in other income (expense) in the consolidated statements of operations. The disposal of the retail title division allows Xome to better align the title business with its operations. In connection with the sale, the Company wrote off net assets of $7, including customer relationships of $4 in intangible assets and $2 goodwill.

20. Business Segment Reporting
The Company’s segments are based upon the Company’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are consistent with those of the Company except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 129

The following tables present financial information by segment.

	Year Ended December 31, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$766	$63	$291	$(79)	$1,041	$2	$1,043
Net gain on mortgage loans held for sale	—	528	—	79	607	—	607
Total revenues	766	591	291	—	1,648	2	1,650
Total expenses	691	439	247	—	1,377	98	1,475
Other income (expenses):
Interest income	527	55	—	—	582	15	597
Interest expense	(523)	(54)	—	—	(577)	(154)	(731)
Other income (expense)	(3)	—	9	—	6	(3)	3
Total other income (expenses), net	1	1	9	—	11	(142)	(131)
Income (loss) before income tax expense (benefit)	$76	$153	$53	$—	$282	$(238)	$44
Depreciation and amortization	$23	$10	$14	$—	$47	$12	$59
Total assets	$15,006	$4,935	$393	$(3,117)	$17,217	$819	$18,036

	Year Ended December 31, 2016(1)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$753	$63	$423	$(118)	$1,121	$1	$1,122
Net gain on mortgage loans held for sale	—	675	—	118	793	—	793
Total revenues	753	738	423	—	1,914	1	1,915
Total expenses	634	527	354	—	1,515	129	1,644
Other income (expenses):
Interest income	347	63	—	—	410	15	425
Interest expense	(442)	(58)	—	—	(500)	(165)	(665)
Other expense	—	(1)	—	—	(1)	(1)	(2)
Total other income (expenses), net	(95)	4	—	—	(91)	(151)	(242)
Income (loss) before income tax expense (benefit)	$24	$215	$69	$—	$308	$(279)	$29
Depreciation and amortization	$23	$11	$21	$—	$55	$8	$63
Total assets	$16,189	$4,563	$349	$(2,448)	$18,653	$940	$19,593

(1) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2016 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

130 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

	Year Ended December 31, 2015(2)
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$882	$65	$437	$(67)	$1,317	$2	$1,319
Net gain on mortgage loans held for sale	—	601	—	67	668	2	670
Total revenues	882	666	437	—	1,985	4	1,989
Total expenses	775	467	358	—	1,600	88	1,688
Other income (expenses):
Interest income	268	67	—	—	335	16	351
Interest expense	(377)	(58)	—	—	(435)	(170)	(605)
Other income	(1)	—	—	—	(1)	8	7
Total other income (expenses), net	(110)	9	—	—	(101)	(146)	(247)
Income (loss) before income tax expense (benefit)	$(3)	$208	$79	$—	$284	$(230)	$54
Depreciation and amortization	$21	$12	$14	$—	$47	$6	$53
Total assets	$14,244	$1,398	$304	$—	$15,946	$671	$16,617

(2) The Company periodically evaluates corporate allocation methods in order to appropriately align corporate costs with its business. Certain 2015 costs within salaries, wages and benefits and operational expenses were reclassified between segments to conform to current year allocation methods.

21. Guarantor Financial Statement Information
As of December 31, 2017, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of Nationstar, have issued unsecured senior notes with outstanding aggregate principal amount of $1,874, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC's existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. Nationstar and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of Nationstar, Nationstar Mortgage LLC and the guarantor subsidiaries for the years indicated.
In the condensed consolidating financial statements presented below, Nationstar allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.
(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 131

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$195	$1	$19	$—	$215
Restricted cash	—	228	—	132	—	360
Mortgage servicing rights	—	2,910	—	31	—	2,941
Advances and other receivables, net	—	1,706	—	—	—	1,706
Reverse mortgage interests, net	—	9,110	—	874	—	9,984
Mortgage loans held for sale at fair value	—	1,891	—	—	—	1,891
Mortgage loans held for investment, net	—	1	—	138	—	139
Property and equipment, net	—	102	—	19	—	121
Derivative financial instruments at fair value	—	65	—	—	—	65
Other assets	—	520	182	779	(867)	614
Investment in subsidiaries	1,846	522	—	—	(2,368)	—
Total assets	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,874	$—	$—	$—	$1,874
Advance facilities, net	—	106	—	749	—	855
Warehouse facilities, net	—	3,285	—	—	—	3,285
Payables and accrued liabilities	—	1,197	1	36		1,234
MSR related liabilities - nonrecourse at fair value	—	987	—	19	—	1,006
Mortgage servicing liabilities	—	41	—	—	—	41
Derivative financial instruments at fair value	—	5	—	—	—	5
Other nonrecourse debt, net	—	7,167	—	847	—	8,014
Payables to affiliates	124	742	—	1	(867)	—
Total liabilities	124	15,404	1	1,652	(867)	16,314
Total stockholders' equity	1,722	1,846	182	340	(2,368)	1,722
Total liabilities and stockholders' equity	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

132 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$717	$28	$298	$—	$1,043
Net gain on mortgage loans held for sale	—	606	—	1	—	607
Total revenues	—	1,323	28	299	—	1,650
Expenses:
Salaries, wages benefits	—	605	5	132	—	742
General and administrative	—	590	11	132	—	733
Total expenses	—	1,195	16	264	—	1,475
Other income (expenses):
Interest income	—	544	—	53	—	597
Interest expense	—	(675)	—	(56)	—	(731)
Other income (expenses)	—	(6)	—	9	—	3
Gain (loss) from subsidiaries	30	53	—	—	(83)	—
Total other income (expenses), net	30	(84)	—	6	(83)	(131)
Income (loss) before income tax expense	30	44	12	41	(83)	44
Less: Income tax expense	—	13	—	—	—	13
Net income (loss)	30	31	12	41	(83)	31
Less: Net income attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$30	$30	$12	$41	$(83)	$30

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 133

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$30	$30	$12	$41	$(83)	$30
Adjustment to reconcile net income (loss) to net cash attributable to operating activities:
Net income attributable to non-controlling interests	—	1	—	—	—	1
(Gain)/loss from subsidiaries	(30)	(53)	—	—	83	—
Net gain on mortgage loans held for sale	—	(606)	—	(1)	—	(607)
Reverse mortgage loan interest income	—	(490)	—	—	—	(490)
(Gain) loss on sale of assets	—	1	—	(9)	—	(8)
Provision for servicing reserves	—	148	—	—	—	148
Fair value changes and amortization of mortgage servicing rights	—	430	—	—	—	430
Fair value changes in excess spread financing	—	15	—	(3)	—	12
Fair value changes in mortgage servicing rights financing liability	—	(17)	—	—	—	(17)
Amortization of premiums and accretion of discounts	—	73	—	9	—	82
Depreciation and amortization	—	45	—	14	—	59
Share-based compensation	—	12	—	5	—	17
Other loss	—	6	—	—	—	6
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,249)	—	—	—	(1,249)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to a third party	—	(3,250)	—	—	—	(3,250)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(19,159)	—	—	—	(19,159)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	20,760	—	16	—	20,776
Excess tax benefit (deficiency) from share based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables, net	—	(30)	—	—	—	(30)
Reverse mortgage interests, net	—	4,822	—	(157)	—	4,665
Other assets	4	(103)	(12)	36	—	(75)
Payables and accrued liabilities	—	(225)	(1)	(12)	—	(238)
Net cash attributable to operating activities	4	1,160	(1)	(61)	—	1,102

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

134 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2017 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(37)	—	(5)	—	(42)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(56)	—	(7)	—	(63)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	16	—	—	—	16
Proceeds on sale of forward and reverse mortgage servicing rights	—	71	—	—	—	71
Proceeds on sale of assets	—	16	—	—	—	16
Purchase of investments	—	(4)	—	—	—	(4)
Net cash attributable to investing activities	—	6	—	(12)	—	(6)

Financing Activities
Increase in warehouse facilities	—	863	—	—	—	863
Decrease in advance facilities	—	(81)	—	(160)	—	(241)
Proceeds from issuance of HECM securitizations	—	(6)	—	707	—	701
Repayment of HECM securitizations	—	(1)	—	(571)	—	(572)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	575	—	—	—	575
Repayment of participating interest financing in reverse mortgage interests	—	(2,339)	—	—	—	(2,339)
Repayment of excess spread financing	—	(230)	—	—	—	(230)
Repayment of nonrecourse debt - legacy assets	—	—	—	(15)	—	(15)
Repurchase of unsecured senior notes	—	(123)	—	—	—	(123)
Transfers (to) from restricted cash, net	—	(64)	—	97	—	33
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(13)	—	—	—	(13)
Dividends to non-controlling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(1,424)	—	58	—	(1,370)
Net decrease in cash and cash equivalents	—	(258)	(1)	(15)	—	(274)
Cash and cash equivalents - beginning of year	—	453	2	34	—	489
Cash and cash equivalents - end of year	$—	$195	$1	$19	$—	$215

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 135

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$453	$2	$34	$—	$489
Restricted cash	—	159	—	229	—	388
Mortgage servicing rights	—	3,142	—	24	—	3,166
Advances and other receivables, net	—	1,749	—	—	—	1,749
Reverse mortgage interests, net	—	10,316	—	717	—	11,033
Mortgage loans held for sale at fair value	—	1,787	—	1	—	1,788
Mortgage loans held for investment, net	—	1	—	150	—	151
Property and equipment, net	—	113	—	23	—	136
Derivative financial instruments at fair value	—	133	—	—	—	133
Other assets	—	444	323	838	(1,045)	560
Investment in subsidiaries	1,801	634	—	—	(2,435)	—
Total assets	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,990	$—	$—	$—	$1,990
Advance facilities, net	—	187	—	909	—	1,096
Warehouse facilities, net	—	2,421	—	—	—	2,421
Payables and accrued liabilities	—	1,420	2	48	—	1,470
MSR related liabilities - nonrecourse at fair value	—	1,219	—	22	—	1,241
Mortgage servicing liabilities	—	48	—	—	—	48
Derivative financial instruments at fair value	—	13	—	—	—	13
Other nonrecourse debt, net	—	8,907	—	724	—	9,631
Payables to affiliates	118	925	—	2	(1,045)	—
Total liabilities	118	17,130	2	1,705	(1,045)	17,910
Total stockholders' equity	1,683	1,801	323	311	(2,435)	1,683
Total liabilities and stockholders' equity	$1,801	$18,931	$325	$2,016	$(3,480)	$19,593

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

136 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$658	$33	$431	$—	$1,122
Net gain on mortgage loans held for sale	—	764	—	29	—	793
Total revenues	—	1,422	33	460	—	1,915
Expenses:
Salaries, wages and benefits	—	601	5	207	—	813
General and administrative	—	617	8	206	—	831
Total expenses	—	1,218	13	413	—	1,644
Other income (expenses):
Interest income	—	375	—	50	—	425
Interest expense	—	(592)	—	(73)	—	(665)
Other expenses	—	(2)	—	—	—	(2)
Gain (loss) from subsidiaries	19	44	—	—	(63)	—
Total other income (expenses), net	19	(175)	—	(23)	(63)	(242)
Income (loss) before income tax expense	19	29	20	24	(63)	29
Less: Income tax expense	—	13	—	—	—	13
Net income (loss)	19	16	20	24	(63)	16
Less: Net loss attributable to non-controlling interests	—	(3)	—	—	—	(3)
Net income (loss) attributable to Nationstar	$19	$19	$20	$24	$(63)	$19

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 137

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2016

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income attributable to Nationstar	$19	$19	$20	$24	$(63)	$19
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Net loss attributable to non-controlling interests	—	(3)	—	—	—	(3)
(Gain)/loss from subsidiaries	(19)	(44)	—	—	63	—
Net gain on mortgage loans held for sale	—	(764)	—	(29)	—	(793)
Reverse mortgage loan interest income	—	(344)	—	—	—	(344)
Loss on sale of assets	—	2	—	—	—	2
Loss on impairment of assets	—	25	—	—	—	25
Provision for servicing reserves	—	108	—	—	—	108
Fair value changes and amortization of mortgage servicing rights	—	484	—	—	—	484
Fair value changes in excess spread financing	—	3	—	22	—	25
Fair value changes in mortgage servicing rights financing liability	—	(42)	—	—	—	(42)
Amortization of premiums and accretion of discounts	—	(9,907)	—	9,971	—	64
Depreciation and amortization	—	43	—	20	—	63
Share-based compensation	—	15	—	6	—	21
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,432)	—	—	—	(1,432)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to a third party	—	(2,261)	—	—	—	(2,261)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(19,616)	—	(794)	—	(20,410)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	31,024	—	(8,993)	—	22,031
Excess tax benefit from share based compensation	—	4	—	—	—	4
Changes in assets and liabilities:
Advances and other receivables, net	—	582	—	—	—	582
Reverse mortgage interests, net	—	2,868	—	(35)	—	2,833
Other assets	117	(708)	(21)	586	—	(26)
Payables and accrued liabilities	—	41	1	(21)	—	21
Net cash attributable to operating activities	117	97	—	757	—	971
(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

138 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2016 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(55)	1	(8)	—	(62)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(120)	—	(24)	—	(144)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	(3,600)	—	—	—	(3,600)
Proceeds on sale of forward and reverse mortgage servicing rights	—	68	—	—	—	68
Net cash attributable to investing activities	—	(3,707)	1	(32)	—	(3,738)

Financing Activities
Increase (decrease) in warehouse facilities	—	637	—	(108)	—	529
Decrease in advance facilities	—	(51)	—	(499)	—	(550)
Proceeds from issuance of HECM securitizations	—	(4)	—	728	—	724
Repayment of HECM securitizations	—	—	—	(713)	—	(713)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	4,124	—	—	—	4,124
Repayment of participating interest financing in reverse mortgage interests	—	(1,185)	—	—	—	(1,185)
Proceeds from issuance of excess spread financing	—	155	—	—	—	155
Repayment of excess spread financing	—	(198)	—	—	—	(198)
Repayment of nonrecourse debt - legacy assets	—	—	—	(18)	—	(18)
Repurchase of unsecured senior notes	—	(40)	—	—	—	(40)
Repurchase of common stock	(114)	—	—	—	—	(114)
Transfers (to) from restricted cash, net	—	45	—	(96)	—	(51)
Excess tax deficiency from share based compensation	—	(4)	—	—	—	(4)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(13)	—	—	—	(13)
Net cash attributable to financing activities	(117)	3,466	—	(706)	—	2,643
Net increase (decrease) in cash and cash equivalents	—	(144)	1	19	—	(124)
Cash and cash equivalents - beginning of year	—	597	1	15	—	613
Cash and cash equivalents - end of year	$—	$453	$2	$34	$—	$489

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 139

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS YEAR ENDED DECEMBER 31, 2015

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$860	$17	$442	$—	$1,319
Net gain on mortgage loans held for sale	—	626	—	44	—	670
Total revenues	—	1,486	17	486	—	1,989
Expenses:
Salaries wages and benefits	—	540	5	218	—	763
General and administrative	—	737	3	185	—	925
Total expenses	—	1,277	8	403	—	1,688
Other income (expenses):
Interest income	—	311	—	40	—	351
Interest expense	—	(534)	—	(71)	—	(605)
Other expense	—	8	—	(1)	—	7
Gain (loss) from subsidiaries	39	60	—	—	(99)	—
Total other income (expenses), net	39	(155)	—	(32)	(99)	(247)
Income (loss) before income tax expense	39	54	9	51	(99)	54
Less: Income tax expense	—	11	—	—	—	11
Net income (loss)	39	43	9	51	(99)	43
Less: Net income (loss) attributable to non-controlling interests	—	4	—	—	—	4
Net income (loss) attributable to Nationstar	$39	$39	$9	$51	$(99)	$39

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

140 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2015

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$39	$39	$9	$51	$(99)	$39
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Net income attributable to non-controlling interests	—	4	—	—	—	4
(Gain)/loss from subsidiaries	(39)	(60)	—	—	99	—
Net gain on mortgage loans held for sale	—	(626)	—	(44)	—	(670)
Reverse mortgage loan interest income	—	(268)	—	—	—	(268)
Provision for servicing reserves	—	52	—	—	—	52
Fair value changes and amortization of mortgage servicing rights	—	441	—	—	—	441
Fair value changes in excess spread financing	—	26	—	—	—	26
Fair value changes in mortgage servicing rights financing liability	—	19	—	—	—	19
Amortization of premiums and accretion of discounts	—	2	—	(4)	—	(2)
Depreciation and amortization	—	40	—	13	—	53
Share-based compensation	—	13	—	7	—	20
Other (gain) loss	—	(8)	—	1	—	(7)
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(1,865)	—	—	—	(1,865)
Repurchases of reverse loan assets out of Ginnie Mae securitizations, net of assignments to a third party	—	(1,433)	—	—	—	(1,433)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(16,827)	—	(1,144)	—	(17,971)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	19,003	—	1,118	—	20,121
Changes in assets and liabilities:
Advances and other receivables, net	—	470	—	2	—	472
Reverse mortgage interests, net	—	1,756	—	(341)	—	1,415
Other assets	13	126	(9)	(121)	—	9
Payables and accrued liabilities	—	(67)	1	9	—	(57)
Net cash attributable to operating activities	13	837	1	(453)	—	398

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 141

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS YEAR ENDED DECEMBER 31, 2015 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non- Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(36)	—	(21)	—	(57)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(696)	—	—	—	(696)
Net proceeds from acquisition of reverse mortgage servicing portfolio and HECM related receivables	—	(4,816)	—	—	—	(4,816)
Proceeds on sale of forward and reverse mortgage servicing rights	—	48	—	—	—	48
Business acquisitions, net	—	—	—	(46)	—	(46)
Net cash attributable to investing activities	—	(5,500)	—	(67)	—	(5,567)

Financing Activities
Increase in warehouse facilities	—	246	—	75	—	321
Increase (decrease) in advance facilities	—	(333)	—	77	—	(256)
Proceeds from issuance of HECM securitizations	—	—	—	560	—	560
Repayment of HECM securitizations	—	—	—	(161)	—	(161)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	5,039	—	—	—	5,039
Repayment of participating interest financing in reverse mortgage interests	—	(498)	—	—	—	(498)
Proceeds from issuance of excess spread financing	—	386	—	—	—	386
Repayment of excess spread financing	—	(210)	—	—	—	(210)
Repayment of nonrecourse debt - legacy assets	—	(2)	—	(11)	—	(13)
Repurchase of unsecured senior notes	—	(103)	—	—	—	(103)
Proceeds from issuance of common stock, net of issuance costs	—	498	—	—	—	498
Repurchase of common stock	(7)	—	—	—	—	(7)
Transfers to restricted cash, net	—	(22)	—	(24)	—	(46)
Surrender of shares relating to stock vesting	(6)	—	—	—	—	(6)
Debt financing costs	—	(21)	—	—	—	(21)
Net cash attributable to financing activities	(13)	4,980	—	516	—	5,483
Net increase/(decrease) in cash	—	317	1	(4)	—	314
Cash and cash equivalents - beginning of year	—	280	—	19	—	299
Cash and cash equivalents - end of year	$—	$597	$1	$15	$—	$613

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

142 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

22. Transactions with Affiliates

The Company enters into arrangements with Fortress, its subsidiaries managed funds, or affiliates for purposes of financing the Company's MSR acquisitions and performing services as a subservicer. An affiliate of Fortress holds a majority of the outstanding common shares of the Company. The following summarizes the transactions with affiliates of Fortress.

Newcastle Investment Corp. ("Newcastle")
The Company is the loan servicer for several securitized loan portfolios managed by Newcastle, which is managed by an affiliate of Fortress. The Company receives a monthly net servicing fee equal to 0.5% per annum on the unpaid principal balance of the Portfolios, which was $497, $576 and $658 as of December 31, 2017, 2016, and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the Company received servicing fees and other performance incentive fees totaling $3, $3 and $4, respectively.
New Residential Investment Corp. ("New Residential")
Excess Spread Financing
The Company has entered into several agreements with certain entities managed by New Residential, in which New Residential and/or certain funds managed by Fortress own an interest (each a "New Residential Entity"). The Company sold to the related New Residential Entity the right to receive a portion of the excess cash flow generated from certain acquired MSRs after a receipt of a fixed base servicing fee per loan. The Company, as the servicer of the loans, retains all ancillary revenues and the remaining portion of the excess cash flow after payment of the fixed base servicing fee and also provides all advancing functions for the portfolio. The related New Residential Entity does not have prior or ongoing obligations associated with these MSR portfolios. Should the Company refinance any loan in such portfolios, subject to certain limitations, the Company will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolios. The new or replacement loan will be governed by the same terms set forth in the agreements described above.
The fair value of the outstanding liability related to these agreements was $857 and $1,064 at December 31, 2017 and 2016, respectively. Fees paid to New Residential Entity totaled $241, $290, and $294 for years ended December 31, 2017, 2016 and 2015, respectively, which are recorded as a reduction to servicing fee revenue, net.

Mortgage Servicing Rights Financing
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-parties. The Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company accounts for the MSRs and the related MSRs financing liability on its consolidated balance sheets. The Company will continue to sell future servicing advances to New Residential.

The fair value of the outstanding liability related to the sale agreement was $10 and $27 at December 31, 2017 and 2016, respectively. The Company did not enter into any additional supplemental agreements with these affiliates in the years ended December 31, 2017 and 2016.
Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. The boarding of loans related to this subservicing agreement was completed during the fourth quarter of 2017, with the Company boarding a total UPB of $105 billion. During the year ended December 31, 2017, the Company earned subservicing fees and other subservicing revenues of $31 under this subservicing agreement.

In May 2014, the Company entered into a servicing arrangement with New Residential whereby the Company will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the years ended December 31, 2017, 2016 and 2015 the Company recognized revenue of $6, $5, and $4 related to these servicing arrangements, respectively. The Company acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant the exercise by New Residential of its clean up call rights. For the years ended December 31, 2017, 2016 and 2015, the Company earned revenue of $1, $1, and $0 for these administration services, respectively.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 143

OneMain Financial Holdings, LLC ("OneMain")
The Company receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain. For the years ended December 31, 2017, 2016, and 2015, the Company recognized revenue of $1, $1 and $2, respectively, for additional servicing and other performance incentive fees related to these portfolios. Amounts outstanding from OneMain as of December 31, 2017 and 2016 were $3, and $2, respectively.

144 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

23. Quarterly Financial Data (Unaudited)
The unaudited quarterly consolidated results of operations are summarized in the tables below.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$283	$213	$252	$295
Net gain on mortgage loans held for sale	144	167	154	142
Total revenues	427	380	406	437
Total expenses	372	369	368	366
Total other income (expense), net	(52)	(40)	(26)	(13)
Income (loss) before income tax expense (benefit)	3	(29)	12	58
Less: Income tax expense (benefit)	1	(10)	5	17
Net income (loss)	2	(19)	7	41
Less: Net income attributable to non-controlling interests	—	1	—	—
Net income (loss) attributable to Nationstar	$2	$(20)	$7	$41

Net income (loss) per common share attributable to Nationstar:
Basic	$0.02	$(0.20)	$0.07	$0.42
Diluted	$0.02	$(0.20)	$0.07	$0.41

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Service related revenue, net	$84	$113	$310	$615
Net gain on mortgage loans held for sale	171	216	232	174
Total revenues	255	329	542	789
Total expenses	412	413	407	412
Total other income (expense), net	(58)	(60)	(64)	(60)
Income (loss) before income tax expense (benefit)	(215)	(144)	71	317
Less: Income tax expense (benefit)	(82)	(53)	29	119
Net income (loss)	(133)	(91)	42	198
Less: Net income (loss) attributable to non-controlling interests	(1)	1	(3)	—
Net income (loss) attributable to Nationstar	$(132)	$(92)	$45	$198

Net income (loss) per common share attributable to Nationstar:
Basic	$(1.28)	$(0.92)	$0.46	$2.02
Diluted	$(1.28)	$(0.92)	$0.46	$2.01

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 145

24. Subsequent Events

Proposed Merger with WMIH Corp.
On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WMIH Corp., a Delaware corporation (“WMIH”), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by the Company, WMIH or Merger Sub or by any Company stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share (“WMIH Common Stock”), subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the “Merger Consideration”). The aggregate amount of cash to be issued as Merger Consideration in the Merger will be approximately $1.2 billion. The Company’s stockholders must make a cash or stock election at least three business days prior to the closing date, and election forms will be mailed at least twenty business days prior to the election deadline. In addition, WMIH has secured $2.75 billion of financing commitments in connection with the transaction. The Company’s existing senior unsecured notes of approximately $1.9 billion is assumed to be repaid at closing.

Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, (i) each then-outstanding share of Nationstar restricted stock will automatically vest in full and be converted into the right to receive the Merger Consideration, in the form of cash or WMIH Common Stock as elected by the holder thereof, and (ii) each then-outstanding Nationstar restricted stock unit, whether vested or unvested, will automatically vest in full, be assumed by WMIH and converted into a WMIH restricted stock unit entitling the holder thereof to receive upon settlement the Merger Consideration, as elected by the holder, as described above with respect to shares of Nationstar restricted stock, with such payment of cash or delivery of WMIH Common Stock as soon as practicable but no later than three business days after the Effective Time.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger; (ii) not to engage in specified types of transactions during this period unless agreed to in writing by WMIH, whose consent cannot be unreasonably withheld, conditioned or delayed; (iii) to convene and hold a meeting of its stockholders for the purpose of the adoption of the Merger Agreement by the Company’s stockholders; and (iv) subject to certain exceptions, to include the recommendation of the board of directors of the Company that its stockholders approve the adoption of the Merger Agreement in its proxy statement for the foregoing stockholders’ meeting. Each of the parties has agreed to use their reasonable best efforts to cause the Merger to be consummated, including obtaining required regulatory approvals, provided that neither WMIH nor any of its affiliates will be required to agree to or accept a Burdensome Condition.

The consummation of the Merger is subject to various conditions, including the following mutual conditions to the obligations of the parties: (i) the adoption of the Merger Agreement by the holders of a majority of Nationstar’s outstanding common stock; (ii) the approval of the issuance of WMIH Common Stock in the Merger (the “WMIH Share Issuance”) by a majority of all votes cast by holders of outstanding shares of WMIH Common Stock and preferred stock (voting on an as-converted basis in accordance with WMIH’s amended and restated certificate of incorporation); (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) obtaining required regulatory approvals as specified in the schedules to the Merger Agreement without the imposition of a burdensome condition that would have a material adverse effect on Nationstar and its subsidiaries, taken as a whole, following the Merger (“Burdensome Condition”); (v) the effectiveness of a registration statement on Form S-4 relating to the Merger; (vi) the approval for listing the WMIH Common Stock issuable in the Merger on the NASDAQ Stock Market LLC, subject to official notice of issuance; (vii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (viii) subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party; and (ix) performance by each party in all material respects with its covenants. The receipt of a tax opinion from WMIH’s tax advisor that there should not have been an “ownership change” (within the meaning of Section 382(g) of the Internal Revenue Code) since March 19, 2012, and the Merger, taken together with the other transactions contemplated by the Merger Agreement and occurring on the closing date, should not result in such an ownership change, is a condition to the obligations of Nationstar to consummate the Merger.

146 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2017.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") in Internal Control-Integrated 2013 Framework. A control system, no matter how well conceived, implemented and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of such inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in their report, dated March 2, 2018, which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 147

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Nationstar Mortgage Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited Nationstar Mortgage Holdings Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nationstar Mortgage Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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
Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
March 2, 2018

148 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

Item 9B. Other Information

None.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be incorporated by reference from the Company's definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the Company's fiscal year-end (the "2018 Proxy Statement").

Item 11. Executive Compensation

Information required by this item will be incorporated by reference from the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be incorporated by reference from the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be incorporated by reference from the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be incorporated by reference from the 2018 Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
Our consolidated financial statements at December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are filed within Item 8 in Part II as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
No financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

3.	Exhibits:
The exhibits to this report are listed in the index to exhibits below.

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 149

INDEX TO EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, between Nationstar Mortgage LLC and Advance Purchaser LLC	8-K	001-35449	2.1	12/23/2013

2.2+	Agreement and Plan of Merger, dated as of February 12, 2018, among Nationstar Mortgage Holdings Inc., WMIH Corp. and Wand Merger Corporation	8-K	001-35449	2.1	02/13/2018

3.1	Amended and Restated Certificate of Incorporation of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.1	02/24/2012

3.2	Amended and Restated Bylaws of Nationstar Mortgage Holdings Inc.	S-1/A	333-174246	3.2	02/24/2012

4.1	Form of Stock Certificate	S-1/A	333-174246	4.8	02/24/2012

4.2	Stockholders Agreement, dated as of February 17, 2012, between Nationstar Mortgage Holdings Inc. and FIF HE Holdings LLC	S-1/A	333-174246	4.1	02/24/2012

4.3	Indenture, dated as of September 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	09/24/2012

4.4	First Supplemental Indenture, dated as of September 28, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	09/28/2012

4.5	Second Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.12	03/15/2013

4.6	Indenture, dated as of April 25, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	04/25/2012

4.7	First Supplemental Indenture, dated as of July 24, 2012, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	07/24/2012
4.8	Second Supplemental Indenture, dated as of August 9, 2012, among Nationstar Mortgage Holdings Inc., Nationstar Sub1 LLC, Nationstar Sub2 LLC and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	08/09/2012

4.9	Third Supplemental Indenture, dated as of December 10, 2012, between Champion Mortgage LLC and Wells Fargo Bank, National Association, as trustee	10-K	001-35449	4.16	03/15/2013

4.10	Indenture, dated as of February 7, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	02/07/2013

150 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.11	First Supplemental Indenture, dated as of March 26, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	03/26/2013

4.12	Indenture, dated as of May 31, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	05/31/2013

4.13	Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as servicer and as administrator, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.1	02/06/2013

4.14	Amendment No. 1 to the Fourth Amended and Restated Indenture, dated April 22, 2014, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent	10-Q	001-35449	4.4	05/09/2014

4.15	Amendment No. 2 to the Fourth Amended and Restated Indenture, dated May 5, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.1	08/03/2015

4.16	Amendment No. 3 to the Fourth Amended and Restated Indenture, dated June 26, 2015, among Nationstar Agency Advance Funding Trust, the issuer, The Bank of New York Mellon, as indenture trustee, Nationstar Mortgage LLC, as administrator and Barclays Bank PLC, as administrative agent and Credit Suisse AG, New York Branch, as administrative agent	10-Q	001-35449	4.2	08/03/2015

4.17	Amended and Restated Series 2013-VF1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	10-K	001-35449	4.17	03/01/2016

4.18	Series 2013-T1 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.3	02/06/2013

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 151

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.19	Series 2013-T2 Indenture Supplement to Fourth Amended and Restated Indenture, dated January 31, 2013, among Nationstar Agency Advance Funding Trust, as issuer, The Bank of New York Mellon, as indenture trustee, calculation agent, paying agent and securities intermediary, Nationstar Mortgage LLC, as administrator and as servicer, and Barclays Bank PLC, as administrative agent	8-K	001-35449	10.4	02/06/2013

4.20	Indenture, dated as of July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	07/22/2013

4.21	First Supplemental Indenture, dated September 26, 2013, to Indenture, dated July 22, 2013, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors named therein and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	09/26/2013

10.1	Amended and Restated Receivables Pooling Agreement, dated January 31, 2013, between Nationstar Agency Advance Funding LLC (depositor) and Nationstar Agency Advance Funding Trust (issuer)	8-K	001-35449	10.5	02/06/2013

10.2	Receivables Pooling Agreement, dated as of June 7, 2013, between Nationstar Advance Funding III LLC and Nationstar Mortgage Advance Receivables Trust	8-K	001-35449	10.1	06/11/2013

10.3	Amended and Restated Receivables Sale Agreement, dated January 31, 2013, between Nationstar Mortgage LLC (receivables seller and servicer) and Nationstar Agency Advance Funding LLC (depositor)	8-K	001-35449	10.6	02/06/2013

10.4	Assignment, Assumption and Recognition Agreement, dated October 9, 2015, between Nationstar Agency Advance Funding Trust (assignor), Nationstar Agency Advance Receivables Trust (assignee), Nationstar Agency Advance Funding LLC (assignor depositor), Nationstar Agency Advance Funding II LLC (assignee depositor), Nationstar Mortgage LLC (seller), Barclays Bank PLC and Credit Suisse AG, New York Branch (assignor administrative agents) and JPMorgan Chase Bank, N.A. (assignee administrative agent)	10-K	001-35449	10.4	03/01/2016

10.5	Receivables Sale Agreement, dated as of June 7, 2013, between Nationstar Mortgage LLC and Nationstar Advance Funding III LLC	8-K	001-171370	10.2	06/11/2013

10.6	Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/15/2013

10.7	Amendment Number One, dated February 29, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.19	03/15/2013

152 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.8	Amendment Number Two, dated August 28, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2011, among Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.20	03/15/2013

10.9	Amendment Number Three, dated December 24, 2012, to the Mortgage Loan Participation Purchase and Sale Agreement, dated March 25, 2012, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.21	03/15/2013

10.10	Amendment Number Four, dated July 18, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.11	11/14/2013

10.11	Amendment Number Five, dated July 24, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.12	11/14/2013

10.12	Amendment Number Six, dated September 20, 2013, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.13	11/14/2013

10.13	Amendment Number Seven, dated August 21, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011 between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	001-35449	10.3	11/07/2014

10.14	Amendment Number Eight, dated October 20, 2014, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-Q	135,449	10.4	11/07/2014

10.15	Amendment Number Nine, dated October 19, 2015, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.28	03/01/2016

10.16	Amendment Number Ten, dated October 17, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.17	03/09/2017

10.17	Amendment Number Eleven, dated October 31, 2016, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC	10-K	001-35449	10.18	03/09/2017

10.18	Amendment Number Twelve, dated October 30, 2017, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 153

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.19	Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, between Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.1	05/05/2016

10.20	Amendment Number One, dated as of June 24, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-Q	001-35449	10.2	08/09/2016

10.21	Amendment Number Two, dated as of October 17, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.21	03/09/2017

10.22	Amendment Number Three, dated as of October 31, 2016 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller	10-K	001-35449	10.22	03/09/2017

10.23
Amendment Number Four, dated as of October 30, 2017 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller

						X

10.24	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc., KKR Wand Investors Corporation and KKR Wand Holdings Corporation	8-K	001-35449	10.1	02/13/2018

10.25	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and Thomas L. Fairfield	8-K	001-35449	10.2	02/13/2018

10.26	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and Diane B. Glossman	8-K	001-35449	10.3	02/13/2018

10.27	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and William C. Gallagher	8-K	001-35449	10.4	02/13/2018

10.28	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and Michael J. Renoff	8-K	001-35449	10.5	02/13/2018

10.29	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and Michael L. Willingham	8-K	001-35449	10.6	02/13/2018

10.30	Voting and Support Agreement, dated as of February 12, 2018, between Nationstar Mortgage Holdings Inc. and Steven D. Scheiwe	8-K	001-35449	10.7	02/13/2018

10.31	Letter Agreement, dated as of February 12, 2018, among FIF HE Holdings LLC and Nationstar Mortgage Holdings Inc.	8-K	001-35449	10.8	02/13/2018

154 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.32**	Offer Letter and Acceptance, dated as of March 31, 2014, between Nationstar Mortgage Holdings Inc. and Robert Stiles	10-K	001-35449	10.45	02/26/2015

10.33**	Offer Letter and Acceptance, dated as of June 24, 2015, by and between Nationstar Mortgage LLC and Anthony L. Ebers	10-K	001-35449	10.45	03/01/2016

10.34**	Offer Letter, dated as of July 6, 2015, by and between Nationstar Mortgage LLC and Michael R. Rawls	10-K	001-35449	10.46	03/01/2016

10.35**	Offer Letter and Acceptance, dated as of March 20, 2017, by and between Nationstar Mortgage LLC and Amar Patel	10-Q	001-35449	10.1	05/05/2017

10.36**	Nationstar Mortgage Holdings Inc. Second Amended and Restated 2012 Incentive Compensation Plan	8-K	001-35449	10.1	05/12/2016

10.37**	Form of Restricted Stock Grant Agreement for Employees under the 2012 Incentive Compensation Plan	8-K	001-35449	10.2	11/16/2012

10.38**	Form of Amended and Restated Restricted Stock Unit Agreement for Non-Employee Directors under the Amended and Restated 2012 Incentive Compensation Plan	10-K	001-35449	10.54	03/01/2016

10.39**	Form of Restricted Stock Unit Agreement for Employees under the Amended and Restated 2012 Incentive Compensation Plan	10-Q	001-35449	10.5	05/07/2015

10.40**	Nationstar Mortgage LLC Executive Management Incentive Plan, dated as of March 31, 2015	8-K	001-35449	10.1	04/02/2015

10.41**	Form of Indemnification Agreement with directors and officers	S-1/A	333-174246	10.52	02/24/2012

10.42**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Jay Bray					X

10.43**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Amar Patel					X

10.44**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Ebers					X

10.45**	Severance Pay Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Mike Rawls					X

10.46**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Jay Bray					X

10.47**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Amar Patel					X

10.48**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Anthony Ebers					X

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 155

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.49**	Retention Bonus Agreement, entered into as of February 12, 2018, by and between Nationstar Mortgage Holdings Inc. and Mike Rawls					X

12.1	Computation of Ratio of Earnings to Fixed Charges					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+    The schedules and other attachments referenced in this exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or attachment will be furnished supplementary to the Securities and Exchange Commission upon request.
**    Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

156 Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Nationstar Mortgage Holdings Inc.

By: /s/ Jay Bray
Jay Bray
President and Chief Executive Officer
March 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bray	March 2, 2018
Jay Bray, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Amar R. Patel	March 2, 2018
Amar R. Patel, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert Gidel	March 2, 2018
Robert Gidel, Director

/s/ Roy Guthrie	March 2, 2018
Roy Guthrie, Director

/s/ Brett Hawkins	March 2, 2018
Brett Hawkins, Director

/s/ Michael D. Malone	March 2, 2018
Michael D. Malone, Director

Nationstar Mortgage Holdings Inc. - 2017 Annual Report on Form 10-K 157