Form 10-Q
period 2018-03-31
Nationstar Mortgage Holdings Inc.
filed 2018-05-10
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of May 1, 2018 was 98,211,255.

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$187	$215
Restricted cash	365	360
Mortgage servicing rights, $3,194 and $2,937 at fair value, respectively	3,194	2,941
Advances and other receivables, net of reserves of $277 and $284, respectively	1,424	1,706
Reverse mortgage interests, net of reserves of $134 and $115, respectively	10,225	9,984
Mortgage loans held for sale at fair value	1,589	1,891
Mortgage loans held for investment, net	136	139
Property and equipment, net of accumulated depreciation of $181 and $169, respectively	123	121
Derivative financial instruments at fair value	65	65
Other assets	556	614
Total assets	$17,864	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$1,859	$1,874
Advance facilities, net	562	855
Warehouse facilities, net	3,161	3,285
Payables and accrued liabilities	1,235	1,234
MSR related liabilities - nonrecourse at fair value	1,035	1,006
Mortgage servicing liabilities	30	41
Derivative financial instruments at fair value	9	5
Other nonrecourse debt, net	8,091	8,014
Total liabilities	15,982	16,314
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,131	1,131
Retained earnings	891	731
Treasury shares at cost, 11,722 thousand and 12,187 thousand shares, respectively	(148)	(148)
Total Nationstar stockholders' equity	1,875	1,715
Non-controlling interests	7	7
Total stockholders' equity	1,882	1,722
Total liabilities and stockholders' equity	$17,864	$18,036

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service related, net	$464	$283
Net gain on mortgage loans held for sale	124	144
Total revenues	588	427
Expenses:
Salaries, wages and benefits	180	192
General and administrative	184	177
Total expenses	364	369
Other income (expenses):
Interest income	145	139
Interest expense	(171)	(193)
Other income (expenses)	8	(1)
Total other income (expenses), net	(18)	(55)
Income before income tax expense	206	3
Less: Income tax expense	46	1
Net income	160	2
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to Nationstar	$160	$2

Net income per common share attributable to Nationstar:
Basic	$1.63	$0.02
Diluted	$1.61	$0.02

Weighted average shares of common stock outstanding (in thousands):
Basic	97,873	97,591
Dilutive effect of stock awards	1,238	1,212
Diluted	99,111	98,803
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2017	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued / (surrendered) under incentive compensation plan	270	—	—	—	(3)	(3)	—	(3)
Share-based compensation	—	—	5	—	—	5	—	5
Net income	—	—	—	2	—	2	—	2
Balance at March 31, 2017	97,767	$1	$1,127	$703	$(150)	$1,681	$6	$1,687

Balance at January 1, 2018	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	465	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	4	—	—	4	—	4
Net income	—	—	—	160	—	160	—	160
Balance at March 31, 2018	98,193	$1	$1,131	$891	$(148)	$1,875	$7	$1,882

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income attributable to Nationstar	$160	$2
Adjustments to reconcile net income to net cash attributable to operating activities:
Net gain on mortgage loans held for sale	(124)	(144)
Reverse mortgage loan interest income	(119)	(118)
Gain on sale of assets	(9)	—
Provision for servicing reserves	38	23
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	(178)	58
Fair value changes in excess spread financing	50	25
Fair value changes in mortgage servicing rights financing liability	24	1
Amortization of premiums, net of discount accretion	3	14
Depreciation and amortization	15	14
Share-based compensation	4	5
Other loss	—	1
Repurchases of forward loan assets out of Ginnie Mae securitizations	(251)	(296)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	(5,096)	(4,637)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	5,713	5,403
Changes in assets and liabilities:
Advances and other receivables	270	154
Reverse mortgage interests	382	360
Other assets	54	(17)
Payables and accrued liabilities	1	(250)
Net cash attributable to operating activities	937	598

Investing Activities
Property and equipment additions, net of disposals	(16)	(13)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(17)	(4)
Net payment related to acquisition of HECM related receivables	(1)	—
Proceeds on sale of assets	13	—
Net cash attributable to investing activities	(21)	(17)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Three Months Ended March 31,
	2018	2017
Financing Activities
Decrease in warehouse facilities	(125)	(9)
Decrease in advance facilities	(293)	(164)
Proceeds from issuance of HECM securitizations	443	—
Repayment of HECM securitizations	(317)	(75)
Proceeds from issuance of participating interest financing in reverse mortgage interests	90	249
Repayment of participating interest financing in reverse mortgage interests	(664)	(596)
Repayment of excess spread financing	(45)	(58)
Repayment of nonrecourse debt – legacy assets	(3)	(5)
Repurchase of unsecured senior notes	(16)	(48)
Surrender of shares relating to stock vesting	(4)	(3)
Debt financing costs	(5)	(2)
Net cash attributable to financing activities	(939)	(711)
Net decrease in cash, cash equivalents, and restricted cash	(23)	(130)
Cash, cash equivalents, and restricted cash - beginning of period	575	877
Cash, cash equivalents, and restricted cash - end of period(1)	$552	$747

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$191	$199
Net cash paid for income taxes	$1	$2

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheet.
	March 31,
	2018	2017
Cash and cash equivalents	$187	$443
Restricted cash	365	304
Total cash, cash equivalents, and restricted cash	$552	$747
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Nationstar Mortgage Holdings Inc., a Delaware corporation, including its consolidated subsidiaries (collectively, "Nationstar", the "Company", "we", "us" or "our"), earns fees through the delivery of servicing, origination and transaction based services related primarily to single-family residences throughout the United States.

Proposed Merger With WMIH Corp.
On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with WMIH Corp., a Delaware corporation ("WMIH"), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of WMIH.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time") and as a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned, directly or indirectly, by the Company, WMIH or Merger Sub or by any Company stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law) will be converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share ("WMIH Common Stock"), subject in each case to pro rata cutbacks to the extent cash or stock is oversubscribed (the "Merger Consideration"). The aggregate amount of cash to be issued as Merger Consideration in the Merger will be approximately $1.2 billion. The Company’s stockholders must make a cash or stock election at least three business days prior to the closing date, and election forms will be mailed at least twenty business days prior to the election deadline. In addition, WMIH has secured $2.75 billion of financing commitments in connection with the transaction.

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

The consummation of the Merger is subject to various conditions, but the Company expects the transaction to close in the second half of 2018.

Basis of Presentation
The consolidated interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company evaluated subsequent events through the date these interim consolidated financial statements were issued.

The Company describes its significant accounting policies in Note 2 of the notes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, no significant changes were made to those accounting policies.

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

Reclassification
Certain reclassifications have been made in the 2017 consolidated financial statements to conform to the 2018 presentation. Such reclassifications did not affect total revenues or net income. Refer to the Recent Accounting Guidance Adopted footnote for additional information regarding retrospective reclassifications related to accounting guidance adopted in 2018.

Recent Accounting Guidance Adopted
Accounting Standards Update No. 2014-09, 2016-08, 2016-10, 2016-12 and 2016-20, collectively implemented as Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 606 ("ASC 606") Revenue from Contracts with Customers, provides guidance for revenue recognition. This ASC’s core principle requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. The standard also clarifies the principal versus agent considerations, providing the evaluation must focus on whether the entity has control of the goods or services before they are transferred to the customer. The new standard permits the use of either the modified retrospective or full retrospective transition method. The Company's revenue is generated from loan servicing, loan originations, and services provided by Xome. Servicing revenue is comprised of servicing fees and other ancillary fees in connection with the Company's servicing activities as well as fees earned under subservicing arrangements. Origination revenue is comprised of fee income earned at origination of a loan, interest income earned for the period the loans are held, and gain on sale on loans upon disposition of the loan. Xome's revenue is comprised of income earned from real estate exchange, real estate services and real estate software as a service. The Company has performed a review of the new guidance as compared to its current accounting policies, and evaluated all services rendered to its customers as well as underlying contracts to determine the impact of this standard to its revenue recognition process. The majority of services rendered by the Company in connection with originations and servicing are not within the scope of ASC 606. However, all revenues from Xome fall within the scope of ASC 606. Xome's operations are comprised of Exchange, Services and Software as a Service ("SaaS").

•
Exchange is a national technology-enabled platform that manages and sells residential properties through its Xome.com platform. Revenue-generating activities include commission and buyer’s premium of winning bids on auctioned real estate owned ("REO") and short sale properties. Revenue is recognized when performance obligation is completed, which is at the closing of real estate transactions and transfer of ownership to the buyer.

•
Services connects the major touch points of the real estate transactions process by providing title, escrow and collateral valuation services for purchase, refinance and default transactions. Major revenue-generating activities include title and escrow services, and valuation services. Revenue is recognized when performance obligation is completed, which is when services are rendered to customers.

•
SaaS includes Company’s software as a service platform providing integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service ("MLS") organizations and associations. Revenue-generating activities include software and platform system access and use, system implementation, software maintenance and support, data services and any additional customized enhancement. Revenue is recognized when performance obligation is completed, which is generally recognized on straight-line basis over the contractual terms. Additionally, any additional fees owed due to usage metrics in excess of the monthly minimum will be recognized each month under the usage-based royalties guidance of ASC 606.

Upon completion of its review of relevant contracts, the Company has made a determination that there is no material impact to revenue recognition upon adoption of the new standard. Additionally, the Company has identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard. The Company adopted the standard on January 1, 2018 and there was no material impact.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), relates to the Statement of Cash Flows (Topic 230) and is intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual reporting period beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and determined that the implementation of this standard had no impact on the Company’s consolidated statement of cash flows.

Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for annual reporting period beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-18 in the first quarter of 2018 and retrospectively applied the guidance to all periods presented. As a result, the Company includes restricted cash with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the consolidated statements of cash flows, and the Company no longer presents changes in restricted cash as a component of financing activities.

Accounting Standards Update No. 2016-1, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-1), ASU 2016-1 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, ASU 2016-1 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. ASU 2016-1 is effective for interim period beginning after December 15, 2017, and requires a modified retrospective approach to adoption. The Company adopted ASU 2016-1 in the first quarter of 2018 and determined that the implementation of this standard had no significant impact on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment, simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC Topic 350 Intangibles - Goodwill and Other. ASU 2017-04 is effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 will be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of ASU 2017-04 on its consolidated financial statements.

2. Mortgage Servicing Rights ("MSRs") and Related Liabilities

The following table sets forth the carrying value of Company's MSRs and the related liabilities.

MSRs and Related Liabilities	March 31, 2018	December 31, 2017
Mortgage servicing rights - fair value and amortized cost(1)	$3,194	$2,941

Mortgage servicing liabilities - amortized cost	$30	$41

Excess spread financing - fair value	$1,001	$996
Mortgage servicing rights financing - fair value	34	10
MSR related liabilities - nonrecourse at fair value	$1,035	$1,006

(1) Amount as of December 31, 2017 includes $4 of reverse MSRs at amortized cost. There were no reverse MSRs as of March 31, 2018.

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage ("forward") loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Three Months Ended March 31,
MSRs - Fair Value	2018	2017
Fair value - beginning of period	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	68	59
Purchases of servicing rights	19	5
Dispositions:
Sales of servicing assets(1)	—	—
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	239	14
Other changes in fair value	(69)	(70)
Fair value - end of period	$3,194	$3,168

(1) Value of servicing assets sold during the three months ended March 31, 2018 is less than $1.

From time to time, the Company sells its ownership interest in certain MSRs and is retained as the subservicer for the sold assets. The Company has evaluated the sale accounting requirements related to these transactions, including the Company's continued involvement as the subservicer, and concluded that these transactions qualify for sale accounting treatment.

MSRs measured at fair value are segregated between credit sensitive and interest sensitive pools. Credit sensitive pools are primarily impacted by borrower performance under specified repayment terms, which most directly impacts involuntary prepayments and delinquency rates. Interest sensitive pools are primarily impacted by changes in forecasted interest rates, which in turn impact voluntary prepayment speeds. The Company assesses whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of acquisition. Numerous factors are considered in making this assessment, including loan-to-value ratios, FICO scores, percentage of portfolio previously modified, portfolio seasoning and similar criteria. The determination between credit sensitive and interest sensitive for a pool is made at the date of acquisition and no subsequent changes are made.

Credit sensitive portfolios generally consist of higher delinquency, single-family non-conforming residential forward mortgage loans serviced for agency and non-agency investors. Interest sensitive portfolios generally consist of lower delinquency, single-family conforming residential forward mortgage loans for agency investors.

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance ("UPB") for the Company's forward MSRs.

MSRs - Sensitivity Pools	March 31, 2018		December 31, 2017
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$161,318	$1,714	$167,605	$1,572
Interest sensitive	115,525	1,480	113,775	1,365
Total	$276,843	$3,194	$281,380	$2,937

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

Credit Sensitive	March 31, 2018	December 31, 2017
Discount rate	11.4%	11.4%
Total prepayment speeds	12.2%	15.2%
Expected weighted-average life	6.4 years	5.7 years

Interest Sensitive
Discount rate	9.2%	9.2%
Total prepayment speeds	10.1%	10.7%
Expected weighted-average life	6.9 years	6.7 years

The following table shows the hypothetical effect on the fair value of the MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2018
Mortgage servicing rights	$(123)	$(237)	$(119)	$(230)
December 31, 2017
Mortgage servicing rights	$(108)	$(208)	$(118)	$(227)

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

Mortgage Servicing Liabilities ("MSL") - Amortized Cost
The Company services and subservices certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $34,014 and $35,112 as of March 31, 2018 and December 31, 2017, respectively. Mortgage servicing liabilities had an ending balance of $30 and $41 as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, the Company accreted $8 of the MSL and recorded other MSL adjustments of $3. The fair value of MSL was $7 and $34 as of March 31, 2018 and December 31, 2017, respectively. Based on management's assessment at March 31, 2018, no valuation allowance or impairment was to be recorded on balances.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various loan pools ("Portfolios"), the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base servicing fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

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

The range of key assumptions used in the Company's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
March 31, 2018
Low	6.4%	5.1	8.5%	7.1%
High	15.9%	7.9	14.0%	27.5%
Weighted-average	11.6%	6.4	10.7%	17.5%
December 31, 2017
Low	6.2%	4.4	8.5%	7.2%
High	21.2%	6.9	14.1%	30.0%
Weighted-average	13.7%	5.9	10.8%	18.7%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
March 31, 2018
Excess spread financing	$40	$83	$33	$68
December 31, 2017
Excess spread financing	$37	$78	$34	$71

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

Mortgage Servicing Rights Financing - Fair Value
From December 2013 through June 2014, the Company entered into agreements to sell a contractually specified base servicing fee component of certain MSRs and servicing advances under specified terms to a joint venture capitalized by New Residential and certain unaffiliated third-party investors. The Company continues to be the named servicer and, for accounting purposes, ownership of the mortgage servicing rights continues to reside with the Company. Accordingly, the Company records the MSRs and a MSR financing liability associated with this transaction in its consolidated balance sheets. See Note 18. Transactions with Affiliates for additional information.

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

Mortgage Servicing Rights Financing Assumptions	March 31, 2018	December 31, 2017
Advance financing rates	4.3%	3.5%
Annual advance recovery rates	20.4%	23.2%

The following table sets forth the items comprising of revenues associated with servicing loan portfolios.

	Three Months Ended March 31,
Servicing Revenue	2018	2017
Contractually specified servicing fees(1)	$250	$255
Other service-related income(1)(2)	28	40
Incentive and modification income(1)	15	22
Late fees(1)	24	24
Reverse servicing fees	19	14
Mark-to-market adjustments(2)(3)	152	(32)
Counterparty revenue share(4)	(45)	(62)
Amortization, net of accretion(5)	(48)	(61)
Total servicing revenue	$395	$200

(1) Amounts include subservicing related revenues.
(2) In the fourth quarter of 2017, the Company reevaluated presentation of adjustments related to certain Ginnie Mae early buyout activities and reclassified $6 from other service-related income to mark-to-market adjustments for the three months ended March 31, 2017. Total servicing revenue was not affected by this reclassification adjustment.
(3) Mark-to-market ("MTM") includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $12 and $15 for the three months ended March 31, 2018 and 2017, respectively.
(4) Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(5) Amortization is net of excess spread accretion of $30 and $42 for the three months ended March 31, 2018 and 2017, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	March 31, 2018	December 31, 2017
Servicing advances	$1,321	$1,599
Receivables from agencies, investors and prior servicers	380	391
Reserves	(277)	(284)
Total advances and other receivables, net	$1,424	$1,706

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
The Company estimates and records an asset for estimated recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $133 and $134 for the Company's forward loan portfolio at March 31, 2018 and December 31, 2017, respectively.

The following table sets forth the activities of the reserves for advances and other receivables.

	Three Months Ended March 31,
Reserves for Advances and Other Receivables	2018	2017
Balance - beginning of period	$284	$184
Provision and other additions(1)	22	40
Write-offs	(29)	(16)
Balance - end of period	$277	$208

(1) A provision of $12 and $15 was recorded through the MTM adjustments in service related revenues for the three months ended March 31, 2018 and 2017, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following.

	March 31, 2018	December 31, 2017
Participating interests in HECM mortgage-backed securities ("HMBS")	$7,061	$7,107
Other interests securitized	982	912
Unsecuritized interests	2,316	2,080
Reserves	(134)	(115)
Total reverse mortgage interests, net	$10,225	$9,984

Participating Interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae ("GNMA") and subsequently securitized through the issuance of HMBS. During the three months ended March 31, 2018 and 2017, a total of $85 and $238 in UPB were transferred to Ginnie Mae and securitized, respectively.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the three months ended March 31, 2018, a total of $443 UPB was securitized through Trust 2018-1 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and debt extinguished. Refer to Other Nonrecourse Debt in Note 8, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following.

	March 31, 2018	December 31, 2017
Repurchased HECM loans	$1,778	$1,662
HECM related receivables	436	311
Funded borrower draws not yet securitized	77	82
REO related receivables	25	25
Total unsecuritized interests	$2,316	$2,080

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $1,051 and $1,087 HECM loans out of Ginnie Mae HMBS securitizations during the three months ended March 31, 2018 and 2017, respectively, of which $229 and $279 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $29 and $22 for the Company's reverse loan portfolio at March 31, 2018 and December 31, 2017, respectively.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution and acquired servicing rights and reverse mortgage interests. As part of the asset purchase agreement, the Company agreed to acquire remaining components of the reverse portfolio, primarily including servicing of whole HECM loans and REO advances upon receiving regulatory approval. In September 2017, the Company executed a mortgage servicing rights purchase agreement and a subservicing agreement to acquire servicing rights and subservicing contracts on the remaining reverse portfolio. In March 2018, the Company executed an asset purchase agreement to acquire reverse mortgage interests on the subservicing contracts acquired in September 2017 referenced above, acquiring $467 UPB of participating interests in HECM loans and $460 UPB of related HMBS obligations. The Company performed a relative fair value allocations upon acquisition, resulting in the aforementioned assets and liabilities in addition to $2 of HECM related receivables and $7 of purchase discount within unsecuritized interests. In addition, the Company paid net proceeds of $1 for the acquisition of these assets and assumption of related liabilities.

Reserves for Reverse Mortgage Interests
The Company records reserves related to reverse mortgage interests based on potential unrecoverable costs and loss exposures expected to be realized. Recoverability is determined based on the Company’s ability to meet U.S. Department of Housing and Urban Development ("HUD") servicing guidelines and is viewed as two different categories of expenses: financial and operational. Financial exposures are defined as the cost of doing business related to servicing the HECM product and include potential unrecoverable costs primarily based on HUD claim guidelines related to recoverable expenses and unfavorable changes in the appraised value of the loan collateral. Operational exposures are defined as unrecoverable debenture interest curtailments imposed for missed Federal Housing Administration ("FHA") specified servicing timelines.

The activity of the reserves for reverse mortgage interests is set forth below.

	Three Months Ended March 31,
Reserves for reverse mortgage interests	2018	2017
Balance - beginning of period	$115	$131
Provision(1)	26	8
Write-offs	(7)	(2)
Balance - end of period	$134	$137

(1) During the three months ended March 31, 2018, provision increased attributable to the changes in characteristics of the loan portfolio, primarily driven by loans in due and payable status.

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $119 and $118 for the three months ended March 31, 2018 and 2017, respectively.

In connection with previous reverse mortgage portfolio acquisitions, the Company recorded a purchase discount within unsecuritized interests. During the three months ended March 31, 2018, the Company accreted $6 of the purchase discount to interest income related to the above referenced transactions. There was $90 purchase discount remaining related to the above referenced transactions as of March 31, 2018.

5. Mortgage Loans Held for Sale and Investment

Mortgage Loans Held for Sale
The Company maintains a strategy of originating and purchasing residential mortgage loan products primarily for the purpose of selling to government-sponsored enterprises ("GSEs") or other third-party investors in the secondary market on a servicing-retained basis. The Company focuses on assisting customers currently in the Company's servicing portfolio with refinancing of loans or new home purchases. Generally, all newly originated mortgage loans held for sale are securitized and transferred to GSEs or delivered to third-party purchasers shortly after origination on a servicing-retained basis.

Mortgage loans held for sale are recorded at fair value as set forth below.

	March 31, 2018	December 31, 2017
Mortgage loans held for sale – UPB	$1,555	$1,837
Mark-to-market adjustment(1)	34	54
Total mortgage loans held for sale	$1,589	$1,891
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

The total UPB of mortgage loans held for sale on non-accrual status was as follows for the dates indicated.

	March 31, 2018		December 31, 2017
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$73	$70	$66	$64

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the three months ended March 31, 2018 and 2017, the Company repurchased $68 and $69 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $88 and $99 of previously repurchased loans, respectively. As of March 31, 2018 and 2017, $39 and $10 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $54 and $51 as of March 31, 2018 and December 31, 2017, respectively.
The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Three Months Ended March 31,
Mortgage loans held for sale	2018	2017
Balance - beginning of period	$1,891	$1,788
Mortgage loans originated and purchased, net of fees	5,088	4,632
Loans sold	(5,649)	(5,268)
Repurchase of loans out of Ginnie Mae securitizations	251	296
Transfer of mortgage loans held for sale to advances/accounts receivable, net related to claims(1)	(3)	(4)
Net transfer of mortgage loans held for sale from REO in other assets(2)	8	7
Changes in fair value	(5)	20
Other purchase-related activities(3)	8	5
Balance - end of period	$1,589	$1,476

(1) Amounts are comprised of claims made on certain government insured mortgage loans upon completion of the REO sale.
(2) Net amounts are comprised of REO in the sales process, which are transferred to other assets, and certain government insured mortgage REO, which are transferred from other assets upon completion of the sale so that the claims process can begin.
(3) Amounts are comprised primarily of non-Ginnie Mae loan purchases and buyouts.

For the three months ended March 31, 2018 and 2017, the Company received proceeds of $5,709 and $5,405, respectively, on the sale of mortgage loans held for sale, resulting in gains of $60 and $137, respectively.

The Company has the right to repurchase any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. The majority of Ginnie Mae repurchased loans are repurchased solely with the intent to re-pool into new Ginnie Mae securitizations upon re-performance of the loan or to otherwise sell to third-party investors. Therefore, these loans are classified as held for sale. The amounts repurchased out of Ginnie Mae pools, as presented above, are primarily in connection with loan modifications and loan resolution activity as part of the Company's contractual obligations as the servicer of the loans.

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	March 31, 2018	December 31, 2017
Mortgage loans held for investment, net – UPB	$188	$193
Transfer discount:
Non-accretable	(39)	(41)
Accretable	(12)	(12)
Allowance for loan losses	(1)	(1)
Total mortgage loans held for investment, net	$136	$139

The changes in accretable yield discount on loans transferred to mortgage loans held for investment, net are set forth below.

	Three Months Ended March 31,
Accretable Yield Discount	2018	2017
Balance - beginning of the period	$(12)	$(13)
Accretion	1	1
Reclassifications from non-accretable discount	(1)	(1)
Balance - end of the period	$(12)	$(13)
The Company may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. The Company records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, The Company reclassified to accretable yield discount approximately $1 and $1 of transfer discount designated as reserves for future loss, for the three months ended March 31, 2018 and 2017, respectively. No provision for reserves was required for the three months ended March 31, 2018 and 2017, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $21 and $22 as of March 31, 2018 and December 31, 2017, respectively.

6. Other Assets

Other assets consist of the following.

	March 31, 2018	December 31, 2017
Loans subject to repurchase right from Ginnie Mae	$201	$218
Accrued revenues	123	148
Goodwill	71	72
Prepaid expenses	31	27
Deposits	20	19
REO, net	19	23
Intangible assets	15	19
Receivables from affiliates, net	6	6
Other	70	82
Total other assets	$556	$614
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

Goodwill
In February 2018, the Company sold the software-based business of Xome's Real Estate Digital ("RED") business. In connection with the sale, the Company wrote off $1 goodwill.

Accrued Revenues
Accrued revenues are primarily comprised of service fees earned but not received based upon the terms of the Company's servicing and subservicing agreements.

REO, Net
REO, net includes $12 and $15 of REO-related receivables with government insurance at March 31, 2018 and December 31, 2017, respectively, limiting loss exposure to the Company.

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

Associated with the Company's derivatives are $3 and $1 in collateral deposits on derivative instruments recorded in other assets on the Company's consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Three Months Ended March 31, 2018
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$427	$8.9	$8.8
Derivative financial instruments
IRLCs	2018	1,968	57.4	(1.9)
Forward sales of MBS	2018	1,130	5.7	3.3
LPCs	2018	223	1.0	0.1
Treasury futures	2018	331	1.3	(0.6)
Eurodollar futures(1)	2018-2021	30	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	8	—	—
Forward sales of MBS	2018	2,384	7.3	4.5
LPCs	2018	116	0.5	(0.1)
Treasury futures	2018	223	1.2	(0.2)
Eurodollar futures(1)	2020-2021	6	—	—

Year Ended December 31, 2017
Assets
Mortgage loans held for sale
Loan sale commitments(1)	2018	$13	$0.1	$—
Derivative financial instruments
IRLCs	2018	2,065	59.3	(32.9)
Forward sales of MBS	2018	1,802	2.4	(36.9)
LPCs	2018	171	0.9	(1.0)
Treasury futures	2018	81	1.9	1.9
Eurodollar futures(1)	2018-2021	26	—	—
Interest rate swaps(1)	2018	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2018	7	—	1.1
Forward sales of MBS	2018	1,579	2.8	7.2
LPCs	2018	213	0.6	0.9
Treasury futures	2018	128	1.4	(1.4)
Eurodollar futures(1)	2018-2021	17	—	—
Interest rate swaps	2018	—	—	0.1

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					March 31, 2018		December 31, 2017
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	November 2019	Servicing advance receivables	$575	$311	$405	$416	$492
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	November 2018	Servicing advance receivables	500	105	260	230	287
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2019	Servicing advance receivables	150	56	89	102	117
MBS advance financing facility	LIBOR+2.5%	March 2019	Servicing advance receivables	130	49	50	63	64
MBS servicer advance facility (2014)	LIBOR+3.0%	October 2018	Servicing advance receivables	125	41	142	44	140
Advance facilities principal amount					562	$946	855	$1,100
Unamortized debt issuance costs					—		—
Advance facilities, net					$562		$855

					March 31, 2018		December 31, 2017
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+1.9% to 3.8%	October 2018	Mortgage loans or MBS	1,200	762	817	889	960
$1,000 warehouse facility	LIBOR+2.0% to 2.5%	September 2018	Mortgage loans or MBS	1,000	295	303	299	308
$950 warehouse facility	LIBOR+2.0% to 3.5%	November 2018	Mortgage loans or MBS	950	612	683	721	785
$600 warehouse facility	LIBOR+2.5%	February 2019	Mortgage loans or MBS	600	457	477	333	347
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2018	Mortgage loans or MBS	500	230	235	233	239
$500 warehouse facility	LIBOR+1.8% to 2.8%	June 2018	Mortgage loans or MBS	500	302	333	305	337
$350 warehouse facility	LIBOR+2.0% to 3.5%	April 2019	Mortgage loans or MBS	350	242	266	246	272
$300 warehouse facility	LIBOR+2.3%	January 2019	Mortgage loans or MBS	300	122	148	116	141
$200 warehouse facility	LIBOR+1.6%	April 2019	Mortgage loans or MBS	200	80	82	80	81
$150 warehouse facility	LIBOR+4.3%	September 2018	Mortgage loans or MBS	150	—	91	—	—
$100 warehouse facility	LIBOR+5.5%	December 2019	Mortgage loans or MBS	100	50	100	50	50
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	5	48	10	10
$40 warehouse facility	LIBOR+3.0%	November 2018	Mortgage loans or MBS	40	4	5	4	6
Warehouse facilities principal amount					3,161	$3,588	3,286	$3,536
Unamortized debt issuance costs					—		(1)
Warehouse facilities, net					$3,161		$3,285

Pledged Collateral:
Mortgage loans, net					$1,496	$1,395	$1,852	$1,680
Reverse mortgage interests, net					1,610	1,754	1,434	1,575
MSR and other collateral					55	439	—	281

Unsecured Senior Notes

Unsecured senior notes consist of the following.

	March 31, 2018	December 31, 2017
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$595
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	394	397
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	364	364
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	310	323
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,869	1,885
Unamortized debt issuance costs	(10)	(11)
Unsecured senior notes, net	$1,859	$1,874

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates. The Company repurchased $16 and $47 in principal amount of outstanding notes during the three months ended March 31, 2018 and 2017 resulting in a loss of $0.4 and $1, respectively.

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
As of March 31, 2018, the expected maturities of the Company's unsecured senior notes based on contractual maturities are as follows.

Year Ending December 31,	Amount
2018	$364
2019	310
2020	394
2021	595
2022	206
Unsecured senior notes principal amount	1,869
Unamortized debt issuance costs	(10)
Unsecured senior notes, net	$1,859

Other Nonrecourse Debt

Other nonrecourse debt consists of the following.

					March 31, 2018	December 31, 2017
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$7,128	$7,173
Securitization of nonperforming HECM loans
Trust 2016-2	June 2016	June 2026	A, M1, M2	—	—	94
Trust 2016-3	August 2016	August 2026	A, M1, M2	—	—	138
Trust 2017-1	May 2017	May 2027	A, M1, M2	226	191	213
Trust 2017-2	September 2017	September 2027	A, M1, M2	365	326	365
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	425	419	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	123	39	42
Other nonrecourse debt principal amount					8,103	8,025
Unamortized debt issuance costs and issuance discount					(12)	(11)
Other nonrecourse debt, net					$8,091	$8,014

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios.
Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 1.9% to 7.0%.

Securitizations of Nonperforming HECM Loans
From time to time, the Company securitizes its interests in non-performing reverse mortgages. The transactions provide investors with the ability to invest in a pool of both non-performing HECM loans secured by one-to-four-family residential properties and a pool of REO properties acquired through foreclosure of a deed in lieu of foreclosure in connection with HECM loans that are covered by FHA insurance. The transactions provide the Company with access to liquidity for the non-performing HECM loan portfolio, ongoing servicing fees, and potential residual returns. The transactions are structured as secured borrowings with the reverse mortgage loans included in the consolidated financial statements as reverse mortgage interests and the related financing included in other nonrecourse debt. During the three months ended March 31, 2018, interest is accrued at a rate of 2.0% to 6.5% on the outstanding securitized notes and recorded as interest expense in consolidated statements of operations. The HECM securitizations are callable with expected weighted average lives of one to three years. The Company may re-securitize the previously called loans from earlier HECM securitizations to achieve a lower cost of funds.

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $176 and $181 at March 31, 2018 and December 31, 2017, respectively. The carrying values on the outstanding loans was $39 and $42 at March 31, 2018 and December 31, 2017, respectively, and the carrying value of the nonrecourse debt was $34 and $37, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of March 31, 2018, the Company was in compliance with its financial covenants.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of March 31, 2018, the Company was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	March 31, 2018	December 31, 2017
Payables to servicing and subservicing investors	$536	$485
Loans subject to repurchase from Ginnie Mae	201	218
Accounts payable and other accrued liabilities	109	127
Payables to GSEs and securitized trusts	80	65
Payable to insurance carriers and insurance cancellation reserves	60	61
Professional and legal	58	55
Accrued bonus and payroll	54	82
Accrued interest	49	62
Taxes	47	36
Lease obligations	22	24
MSR purchases payable including advances	10	10
Repurchase reserves	9	9
Total payables and accrued liabilities	$1,235	$1,234

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

Accounts Payables and Other Accrued Liabilities
Accounts payables and other accrued liabilities are primarily comprised of liabilities related to various vendor and servicing activities.

Payables to Insurance Carriers and Insurance Cancellation Reserves
Payables to insurance carriers and insurance cancellation reserves consist of insurance premiums received from borrower payments awaiting disbursement to the insurance carrier and/or amounts due to third-party investors on liquidated loans.

Repurchase Reserves
The activity of the repurchase reserves is set forth below.

	Three Months Ended March 31,
Repurchase Reserves	2018	2017
Balance - beginning of period	$9	$18
Provisions	1	2
Releases	(1)	(4)
Charge-offs	—	(1)
Balance - end of period	$9	$15

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of March 31, 2018 is sufficient to cover future loss exposure associated with repurchase contingencies.

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

The Company has determined that the SPEs created in connection with the (i) Nationstar Home Equity Loan Trust 2009-A, (ii) Nationstar Mortgage Advance Receivables Trust (NMART), (iii) Nationstar Agency Advance Financing Trust (NAAFT) and (iv) Nationstar Advance Agency Receivables Trust (NAART) should be consolidated as the Company is the primary beneficiary of each of these entities. Also, the Company consolidated three reverse mortgage SPEs as it is the primary beneficiary of each of these entities. These SPEs include the Nationstar HECM Loan Trusts.

A summary of the assets and liabilities of the Company's transactions with VIEs included in the Company’s consolidated financial statements is presented below for the dates indicated.

	March 31, 2018		December 31, 2017
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$120	$28	$106	$26
Reverse mortgage interests, net	—	7,996	—	7,981
Advances and other receivables, net	755	—	896	—
Mortgage loans held for investment, net	135	—	138	—
Other assets	3	—	2	—
Total assets	$1,013	$8,024	$1,142	$8,007

Liabilities
Advance facilities(1)	$472	$—	$749	$—
Payables and accrued liabilities	1	—	2	1
Participating interest financing(2)	—	7,064	—	7,107
HECM Securitizations (HMBS)
Trust 2016-2	—	—	—	94
Trust 2016-3	—	—	—	138
Trust 2017-1	—	191	—	213
Trust 2017-2	—	326	—	365
Trust 2018-1	—	419	—	—
Nonrecourse debt–legacy assets	34	—	36	—
Total liabilities	$507	$8,000	$787	$7,918

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

	March 31, 2018	December 31, 2017
Total collateral balances	$2,145	$2,291
Total certificate balances	$2,079	$2,129

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of March 31, 2018, and December 31, 2017, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

Principal Amount of Loans 60 Days or More Past Due	March 31, 2018	December 31, 2017
Unconsolidated securitization trusts	$397	$448

11. Stockholders' Equity

During the three months ended March 31, 2018, certain employees of the Company were granted 934 thousand restricted stock units ("RSUs"). The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or, generally a change in control of the Company, the unvested shares of an award will vest. The value of the RSUs is measured based on the market value of common stock of the Company on the grant date. The Company recognized $4 and $5 of expenses related to share-based awards during the three months ended March 31, 2018 and 2017, respectively.

12. Income Taxes

The components of income tax expense on continuing operations were as follows.

	Three Months Ended March 31,
	2018	2017
Income tax expense	$46	$1

Effective tax rate	22.4%	35.1%

For the three months ended March 31, 2018, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m), favorable discrete adjustments in connection with the remediation of the Company’s uncertain tax position, and other recurring adjustments, such as state tax expense offset by excess tax benefit related to restricted share-based compensation.

For the three months ended March 31, 2017, the effective tax rate differed slightly from the statutory federal rate of 35% primarily due to state tax expense offset by excess tax benefit related to restricted share-based compensation recognized within income rather than shareholder’s equity under Accounting Standards Update No. 2016-09. No book income or loss was associated with a less-than-wholly-owned subsidiary for the quarter, resulting in no impact to the effective tax rate.

Impact of Tax Reform
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted and it significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. In the period ended December 31, 2017, the Company recorded a net tax benefit in connection with the Tax Reform Act and related matters primarily due to the remeasurement of deferred tax balances. During the three months ended March 31, 2018, no adjustments were made to the amounts recorded for the Tax Reform Act, included in the remeasurement of existing deferred tax balances, the transition tax, uncertain tax positions, valuation allowance, and reassessment of permanently reinvested earnings, among others. The Company has not recorded any adjustments related to the new Global Intangible Low-Taxed Income (“GILTI”) tax and has not adopted an accounting policy regarding whether to record deferred tax on GILTI. However, the Company has included an estimate of the 2018 current GILTI impact on the tax provision for the period ended March 31, 2018. The Company will continue to refine its calculations as additional analysis is completed. These estimates may be adjusted as the Company continues to gain further clarification and guidance regarding tax accounting methods, state tax conformity to federal tax changes, impact of GILTI provisions, among others.

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
Mortgage Loans Held for Investment, Net (Level 3) – The Company determines the fair value of loans held for investment, net based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment speeds and discount rates. These internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. As these fair values are derived from internally developed valuation models, using unobservable inputs, the Company classifies these valuations as Level 3 in the fair value disclosures. See Note 5, Mortgage Loan Held for Sale and Investment for more information.
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

The following table presents the estimated carrying amount and fair value of the Company's financial instruments and other assets and liabilities measured at fair value on a recurring basis.

	March 31, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,588.8	$—	$1,588.8	$—
Mortgage servicing rights(1)	3,194.3	—	—	3,194.3
Derivative financial instruments
IRLCs	57.4	—	57.4	—
Forward MBS trades	5.7	—	5.7	—
LPCs	1.0	—	1.0	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.3	—	1.3	—
Total assets	$4,848.5	$—	$1,654.2	$3,194.3
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	7.3	—	7.3	—
LPCs	0.5	—	0.5	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.2	—	1.2	—
Mortgage servicing rights financing	34.2	—	—	34.2
Excess spread financing	1,001.0	—	—	1,001.0
Total liabilities	$1,044.2	$—	$9.0	$1,035.2

	December 31, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,890.8	$—	$1,890.8	$—
Mortgage servicing rights(1)	2,937.4	—	—	2,937.4
Derivative financial instruments
IRLCs	59.3	—	59.3	—
Forward MBS trades	2.4	—	2.4	—
LPCs	0.9	—	0.9	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.9	—	1.9	—
Total assets	$4,892.7	$—	$1,955.3	$2,937.4
Liabilities
Derivative financial instruments
Forward MBS trades	$2.8	$—	$2.8	$—
LPCs	0.6	—	0.6	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.4	—	1.4	—
Mortgage servicing rights financing	9.5	—	—	9.5
Excess spread financing	996.5	—	—	996.5
Total liabilities	$1,010.8	$—	$4.8	$1,006.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Three Months Ended March 31, 2018
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	170	50	24
Purchases, issuances, sales and settlements
Purchases	19	—	—
Issuances	68	—	—
Sales(1)	—	—	—
Settlements	—	(45)	—
Balance - end of period	$3,194	$1,001	$34

(1) Value of mortgage servicing rights sold during the three months ended March 31, 2018 is less than $1.

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Year Ended December 31, 2017
Balance - beginning of period	$3,160	$1,214	$27
Total gains or losses included in earnings	(432)	12	(17)
Purchases, issuances, sales and settlements
Purchases	66	—	—
Issuances	203	—	—
Sales	(60)	—	—
Settlements	—	(230)	—
Balance - end of period	$2,937	$996	$10

No transfers were made into or out of Level 3 fair value assets and liabilities for the three months ended March 31, 2018 or the year ended December 31, 2017, respectively.

The table below presents a summary of the estimated carrying amount and fair value of the Company's financial instruments.

	March 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$187	$187	$—	$—
Restricted cash	365	365	—	—
Advances and other receivables, net	1,424	—	—	1,424
Reverse mortgage interests, net	10,225	—	—	10,398
Mortgage loans held for sale	1,589	—	1,589	—
Mortgage loans held for investment, net	136	—	—	136
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,859	1,894	—	—
Advance facilities	562	—	562	—
Warehouse facilities	3,161	—	3,161	—
Mortgage servicing rights financing liability	34	—	—	34
Excess spread financing	1,001	—	—	1,001
Derivative financial instruments	9	—	9	—
Participating interest financing	7,121	—	7,309	—
HECM Securitization (HMBS)
Trust 2017-1	191	—	—	203
Trust 2017-2	326	—	—	333
Trust 2018-1	419	—	—	388
Nonrecourse debt - legacy assets	34	—	—	33

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$215	$215	$—	$—
Restricted cash	360	360	—	—
Advances and other receivables, net	1,706	—	—	1,706
Reverse mortgage interests, net	9,984	—	—	10,164
Mortgage loans held for sale	1,891	—	1,891	—
Mortgage loans held for investment, net	139	—	—	139
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,885	1,912	—	—
Advance facilities	855	—	855	—
Warehouse facilities	3,286	—	3,286	—
Mortgage servicing rights financing liability	10	—	—	10
Excess spread financing	996	—	—	996
Derivative financial instruments	5	—	5	—
Participating interest financing	7,173	—	7,353	—
HECM Securitization (HMBS)
Trust 2016-2	94	—	—	112
Trust 2016-3	138	—	—	155
Trust 2017-1	213	—	—	225
Trust 2017-2	365	—	—	371
Nonrecourse debt - legacy assets	37	—	—	36

14. Capital Requirements

Certain of the Company's secondary market investors require minimum net worth ("capital") requirements, as specified in the respective selling and servicing agreements. In addition, these investors may require capital ratios in excess of the stated requirements to approve large servicing transfers. To the extent that these requirements are not met, the Company's secondary market investors may utilize a range of remedies ranging from sanctions, suspension or ultimately termination of the Company's selling and servicing agreements, which would prohibit the Company from further originating or securitizing these specific types of mortgage loans or being an approved servicer.
Among the Company's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $781. As of March 31, 2018, the Company was in compliance with its selling and servicing capital requirements.

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

The Company's business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. The Company has historically had a number of open investigations with various regulators or enforcement agencies and that trend continues. The Company is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators, various State Attorneys General and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company's business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to the Company's business practices. In April 2018, the Company entered into a consent order with the New York Department of Financial Services regarding the payment of civil monetary penalties and other remedial measures to resolve two examinations. Additionally, on April 24, 2018, the CFPB notified the Company that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced, which the Company intends to do. The Company is continuing to cooperate with the CFPB. There can be no assurance that the CFPB will not seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. However, the Company believes it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action. The Company has not recorded an accrual related to this matter as of March 31, 2018 as the Company does not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

The Company is also in the process of consulting with the SEC’s Office of the Chief Accountant (“OCA”) on certain accounting matters pertaining to the financial reporting and measurement of MSR assets, MSR-related servicing advances, and the MSR financing liability that arose as a result of 2013 and 2014 MSR financing liability transactions.  The OCA consultation process was initiated in connection with an investigation by the Division of Enforcement that remains ongoing.  While the Company cannot predict the effects, if any, on its consolidated financial statements upon resolution of the accounting and financial reporting matters at issue in the OCA consultation and the investigation by the Division of Enforcement, based upon information currently known by the Company, it does not believe such resolution will have a material impact to its consolidated financial position, results of operations, or its cash flows for the current or prior periods.

In addition, the Company is a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company's vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. While the Company is attempting to resolve these matters, certain differences have arisen between the parties in the negotiation of a settlement agreement, and while it is reasonably possible that the Company may settle, there can be no assurance that the parties will agree on the terms of the settlement. However, if the Company ultimately settles, it intends to seek reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.

The Company is a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company misappropriated plaintiff’s intellectual property for the purpose of replicating plaintiff’s products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff’s intellectual property. The Company believes it has meritorious defenses and will vigorously defend itself in this matter.

The Company is also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that the Company improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. The court, on July 24, 2017, certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with the Company's employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney’s fees. The Company believes it has meritorious defenses and will continue to vigorously defend itself in this matter.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $4 and $9 for the three months ended March 31, 2018, and 2017, respectively, were included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $22 to $59 in excess of the accrued liability (if any) related to those matters as of March 31, 2018. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company's exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of March 31, 2018, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

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

The Company has certain reverse MSRs and reverse mortgage loans related to approximately $34,014 and $34,635 of UPB in reverse mortgage loans as of March 31, 2018 and December 31, 2017, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of March 31, 2018 and December 31, 2017, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,556 and $3,713, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

16. Business Segment Reporting

The Company's segments are based upon the Company's organizational structure, which focuses primarily on the services offered. The accounting policies of each reportable segment are consistent with those of the Company except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting, and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Three Months Ended March 31, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues:
Service related, net	$395	$15	$65	$(11)	$464	$—	$464
Net gain on mortgage loans held for sale	—	113	—	11	124	—	124
Total revenues	395	128	65	—	588	—	588
Total Expenses	182	109	52	—	343	21	364
Other income (expenses):
Interest income	126	15	—	—	141	4	145
Interest expense	(118)	(15)	—	—	(133)	(38)	(171)
Other	(1)	—	9	—	8	—	8
Total Other Income (expenses), net	7	—	9	—	16	(34)	(18)
Income (loss) before income tax expense (benefit)	$220	$19	$22	$—	$261	$(55)	$206
Depreciation and amortization	$7	$3	$3	$—	$13	$2	$15
Total assets	$15,224	$4,710	$413	$(3,302)	$17,045	$819	$17,864

	Three Months Ended March 31, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$200	$16	$85	$(19)	$282	$1	$283
Net gain on mortgage loans held for sale	—	125	—	19	144	—	144
Total revenues	200	141	85	—	426	1	427
Total Expenses	155	117	72	—	344	25	369
Other income (expenses)
Interest income	120	14	—	—	134	5	139
Interest expense	(139)	(13)	—	—	(152)	(41)	(193)
Other	—	—	—	—	—	(1)	(1)
Total Other Income (expenses), net	(19)	1	—	—	(18)	(37)	(55)
Income (loss) before income tax expense (benefit)	$26	$25	$13	$—	$64	$(61)	$3
Depreciation and amortization	$5	$2	$4	$—	$11	$3	$14
Total assets	$15,882	$4,286	$353	$(2,726)	$17,795	$950	$18,745

17. Guarantor Financial Statement Information

As of March 31, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of the Company, have issued unsecured senior notes with outstanding aggregate principal amount of $1,869, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET MARCH 31, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$169	$1	$17	$—	$187
Restricted cash	—	216	—	149	—	365
Mortgage servicing rights	—	3,157	—	37	—	3,194
Advances and other receivables, net	—	1,424	—	—	—	1,424
Reverse mortgage interests, net	—	9,290	—	935	—	10,225
Mortgage loans held for sale at fair value	—	1,589	—	—	—	1,589
Mortgage loans held for investment, net	—	1	—	135	—	136
Property and equipment, net	—	105	—	18	—	123
Derivative financial instruments at fair value	—	65	—	—	—	65
Other assets	—	466	186	579	(675)	556
Investment in subsidiaries	2,009	559	—	—	(2,568)	—
Total assets	$2,009	$17,041	$187	$1,870	$(3,243)	$17,864

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,859	$—	$—	$—	$1,859
Advance facilities, net	—	90	—	472	—	562
Warehouse facilities, net	—	3,161	—	—	—	3,161
Payables and accrued liabilities	—	1,200	2	33	—	1,235
MSR related liabilities - nonrecourse at fair value	—	1,015	—	20	—	1,035
Mortgage servicing liabilities	—	30	—	—	—	30
Derivative financial instruments at fair value	—	9	—	—	—	9
Other nonrecourse debt, net	—	7,121	—	970	—	8,091
Payables to affiliates	127	547	—	1	(675)	—
Total liabilities	127	15,032	2	1,496	(675)	15,982
Total stockholders' equity	1,882	2,009	185	374	(2,568)	1,882
Total liabilities and stockholders' equity	$2,009	$17,041	$187	$1,870	$(3,243)	$17,864

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$390	$6	$68	$—	$464
Net gain on mortgage loans held for sale	—	124	—	—	—	124
Total revenues	—	514	6	68	—	588
Expenses:
Salaries, wages benefits	—	152	1	27	—	180
General and administrative	—	156	1	27	—	184
Total expenses	—	308	2	54	—	364
Other income (expenses):
Interest income	—	131	—	14	—	145
Interest expense	—	(162)	—	(9)	—	(171)
Other income (expenses)	—	(1)	—	9	—	8
Gain (loss) from subsidiaries	160	32	—	—	(192)	—
Total other income (expenses), net	160	—	—	14	(192)	(18)
Income (loss) before income tax expense (benefit)	160	206	4	28	(192)	206
Less: Income tax expense	—	46	—	—	—	46
Net income (loss)	160	160	4	28	(192)	160
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$160	$160	$4	$28	$(192)	$160

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$160	$160	$4	$28	$(192)	$160
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	(160)	(32)	—	—	192	—
Net gain on mortgage loans held for sale	—	(124)	—	—	—	(124)
Reverse mortgage loan interest income	—	(119)	—	—	—	(119)
Gain on sale of assets	—	—	—	(9)	—	(9)
Provision for servicing reserves	—	38	—	—	—	38
Fair value changes and amortization of mortgage servicing rights	—	(178)	—	—	—	(178)
Fair value changes in excess spread financing	—	49	—	1	—	50
Fair value changes in mortgage servicing rights financing liability	—	24	—	—	—	24
Amortization of premiums, net of discount accretion	—	4	—	(1)	—	3
Depreciation and amortization	—	12	—	3	—	15
Share-based compensation	—	3	—	1	—	4
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(251)	—	—	—	(251)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(5,096)	—	—	—	(5,096)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	5,709	—	4	—	5,713
Changes in assets and liabilities:
Advances and other receivables	—	270	—	—	—	270
Reverse mortgage interests	—	443	—	(61)	—	382
Other assets	4	(146)	(5)	201	—	54
Payables and accrued liabilities	—	3	1	(3)	—	1
Net cash attributable to operating activities	4	769	—	164	—	937

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2018 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(14)	—	(2)	—	(16)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(11)	—	(6)	—	(17)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(26)	—	5	—	(21)
Financing Activities
Decrease in warehouse facilities	—	(125)	—	—	—	(125)
Decrease in advance facilities	—	(16)	—	(277)	—	(293)
Proceeds from issuance of HECM securitizations	—	—	—	443	—	443
Repayment of HECM securitizations	—	—	—	(317)	—	(317)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	90	—	—	—	90
Repayment of participating interest financing in reverse mortgage interests	—	(664)	—	—	—	(664)
Repayment of excess spread financing	—	(45)	—	—	—	(45)
Repayment of nonrecourse debt - legacy assets	—	—	—	(3)	—	(3)
Repurchase of unsecured senior notes	—	(16)	—	—	—	(16)
Surrender of shares relating to stock vesting	(4)	—	—	—	—	(4)
Debt financing costs	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(4)	(781)	—	(154)	—	(939)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	(38)	—	15	—	(23)
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$385	$1	$166	$—	$552

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$195	$1	$19	$—	$215
Restricted cash	—	228	—	132	—	360
Mortgage servicing rights	—	2,910	—	31	—	2,941
Advances and other receivables, net	—	1,706	—	—	—	1,706
Reverse mortgage interests, net	—	9,110	—	874	—	9,984
Mortgage loans held for sale at fair value	—	1,891	—	—	—	1,891
Mortgage loans held for investment, net	—	1	—	138	—	139
Property and equipment, net	—	102	—	19	—	121
Derivative financial instruments at fair value	—	65	—	—	—	65
Other assets	—	520	182	779	(867)	614
Investment in subsidiaries	1,846	522	—	—	(2,368)	—
Total assets	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,874	$—	$—	$—	$1,874
Advance facilities, net	—	106	—	749	—	855
Warehouse facilities, net	—	3,285	—	—	—	3,285
Payables and accrued liabilities	—	1,197	1	36	—	1,234
MSR related liabilities - nonrecourse at fair value	—	987	—	19	—	1,006
Mortgage servicing liabilities	—	41	—	—	—	41
Derivative financial instruments, at fair value	—	5	—	—	—	5
Other nonrecourse debt, net	—	7,167	—	847	—	8,014
Payables to affiliates	124	742	—	1	(867)	—
Total liabilities	124	15,404	1	1,652	(867)	16,314
Total stockholders' equity	1,722	1,846	182	340	(2,368)	1,722
Total liabilities and stockholders' equity	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$185	$5	$93	$—	$283
Net gain on mortgage loans held for sale	—	144	—	—	—	144
Total revenues	—	329	5	93	—	427
Expenses:
Salaries, wages and benefits	—	153	1	38	—	192
General and administrative	—	136	1	40	—	177
Total expenses	—	289	2	78	—	369
Other income (expenses):
Interest income	—	127	—	12	—	139
Interest expense	—	(178)	—	(15)	—	(193)
Other expenses	—	(1)	—	—	—	(1)
Gain (loss) from subsidiaries	2	15	—	—	(17)	—
Total other income (expenses), net	2	(37)	—	(3)	(17)	(55)
Income (loss) before income tax expense (benefit)	2	3	3	12	(17)	3
Less: Income tax expense (benefit)	—	1	—	—	—	1
Net income (loss)	2	2	3	12	(17)	2
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$2	$2	$3	$12	$(17)	$2

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$2	$2	$3	$12	$(17)	$2
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	(2)	(15)	—	—	17	—
Net gain on mortgage loans held for sale	—	(144)	—	—	—	(144)
Reverse mortgage loan interest income	—	(118)	—	—	—	(118)
Provision for servicing reserves	—	23	—	—	—	23
Fair value changes and amortization of mortgage servicing rights	—	58	—	—	—	58
Fair value changes in excess spread financing	—	25	—	—	—	25
Fair value changes in mortgage servicing rights financing liability	—	1	—	—	—	1
Amortization of premiums, net of discount accretion	—	(2,565)	—	2,579	—	14
Depreciation and amortization	—	10	—	4	—	14
Share-based compensation	—	4	—	1	—	5
Other loss	—	1	—	—	—	1
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(296)	—	—	—	(296)
Mortgage loans originated and purchased, net of fees, and other purchase-related activities	—	(4,637)	—	—	—	(4,637)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	7,981	—	(2,578)	—	5,403
Changes in assets and liabilities:
Advances and other receivables	—	154	—	—	—	154
Reverse mortgage interests	—	296	—	64	—	360
Other assets	3	(82)	(3)	65	—	(17)
Payables and accrued liabilities	—	(239)	(1)	(10)	—	(250)
Net cash attributable to operating activities	3	459	(1)	137	—	598

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2017 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(11)	—	(2)	—	(13)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	4	—	(8)	—	(4)
Net cash attributable to investing activities	—	(7)	—	(10)	—	(17)
Financing Activities
Decrease in warehouse facilities	—	(9)	—	—	—	(9)
Decrease in advance facilities	—	(39)	—	(125)	—	(164)
Repayment of HECM securitizations	—	—	—	(75)	—	(75)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	249	—	—	—	249
Repayment of participating interest financing in reverse mortgage interests	—	(596)	—	—	—	(596)
Repayment of excess spread financing	—	(58)	—	—	—	(58)
Repayment of nonrecourse debt - legacy assets	—	—	—	(5)	—	(5)
Repurchase of unsecured senior notes	—	(48)	—	—	—	(48)
Surrender of shares relating to stock vesting	(3)	—	—	—	—	(3)
Debt financing costs	—	(2)	—	—	—	(2)
Net cash attributable to financing activities	(3)	(503)	—	(205)	—	(711)
Net decrease in cash, cash equivalents, and restricted cash	—	(51)	(1)	(78)	—	(130)
Cash, cash equivalents, and restricted cash - beginning of period	—	612	2	263	—	877
Cash, cash equivalents, and restricted cash - end of period	$—	$561	$1	$185	$—	$747

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

18. Transactions with Affiliates

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

The fair value of the outstanding liability related to these agreements was $864 and $857 at March 31, 2018 and December 31, 2017, respectively. Fees paid to New Residential Entity totaled $53 and $64 during the three months ended March 31, 2018 and 2017, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

The fair value of the outstanding liability related to the sale agreement was $34 and $10 at March 31, 2018 and December 31, 2017, respectively. The Company did not enter into any additional supplemental agreements with these affiliates in 2018 and 2017.

Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. The boarding of loans related to this subservicing agreement was completed during the fourth quarter of 2017, with the Company boarding a total UPB of $105 billion. The Company earned $19 and $0.2 of subservicing fees and other subservicing revenues during the three months ended March 31, 2018 and 2017, respectively.

In May 2014, the Company entered into a servicing arrangement with New Residential whereby the Company will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $0.9 and $2 related to these servicing arrangements, respectively. The Company acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.2 and $0.4 for these administration services during the three months ended March 31, 2018 and 2017, respectively.

OneMain Financial Holdings, LLC ("OneMain")
The Company receives a monthly per loan subservicing fee and other performance incentive fees subject to agreements with OneMain. For the three months ended March 31, 2018 and 2017, the Company recognized revenue of $0.2 and $0.5, respectively, for additional servicing and other performance incentive fees related to these portfolios.

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome's ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks;

•	loss of our licenses; and

•	our ability to complete the merger with WMIH Corp.

These factors should not be considered exhaustive and should be read with the other cautionary statements that are included or incorporated by reference. All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and any of these statements included herein may prove to be inaccurate. Given the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on these and other risk factors affecting us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the accompanying unaudited consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains, in addition to the historical information, forward-looking statements that include risks, assumptions and uncertainties that could cause actual results to differ materially from those anticipated by such statements.

Dollar amounts are reported in millions, except per share data and other key metrics, unless otherwise noted.

OVERVIEW
With our 3.2 million customers, we are an integrated servicer, originator and provider of transaction based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our Servicing segment performs activities for originated and purchased loans, and acts as a subservicer for certain clients that own the underlying servicing rights. Our Originations segment originates, purchases and sells mortgage loans. Our Servicing and Originations segments principally operate through our Mr. Cooper trade name. Our Xome segment offers technology and data enhanced solutions to home buyers, home sellers and real estate professionals.

Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. We continue to demonstrate our emergence as a leader in the residential mortgage marketplace not only through the expansion of our serviced portfolios, but also through our customer-first focus.

Our Servicing segment posted $220 income before taxes, the highest earnings over the past five quarters, and ended the first quarter with $500 billion UPB. The Servicing segment continues to increase efficiency and reduce costs while providing high quality customer experience. Our Originations segment continues to grow in our correspondent and direct to consumer channels through an increased focus on new customers and purchase transactions. The Originations segment also continues to expand product offerings to attract existing and new customers. Xome continues to win third-party business across all segments.

First Quarter 2018 Highlights

Major highlights for the first quarter of 2018 include:

•	Boarded $11,237 UPB including $4,510 UPB of subservicing

•	Provided 19,950 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payment, to 3.2%, the lowest rate in our history

•	Funded 23,454 loans totaling $5,087, which included $2,742 related to retaining customers from our servicing portfolio

•	Achieved recapture rate of 27.4% for 2018

•	Sold 2,880 properties and completed 111,339 Xome service orders

•	Repurchased $16 unsecured senior notes during the quarter

•	Sold the software-based business of Xome's RED business, resulting in a pre-tax gain of $9

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $187 as of March 31, 2018 compared to $215 as of December 31, 2017. Total stockholders' equity was $1,882 as of March 31, 2018 compared to $1,722 as of December 31, 2017. During the three months ended March 31, 2018, operating activities provided cash totaling $937. The decrease in cash balance in 2018 is primarily due to the reduction in borrowings on our advance facilities, repurchase of unsecured senior notes and other nonrecourse debt in an effort to reduce interest costs. Generally, these facilities can be increased or decreased to align with our cash requirements. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk.

In recent years, we have pursued a capital-light strategy, including the sale of advances, excess financing and the expansion of our subservicing portfolio. The execution on this strategy has allowed us to add incremental margin to servicing with limited capital investment. The combination of subservicing, as well as the continuing improvement in portfolio performance, is expected to raise our return on equity and assets and deliver improving cash flows.

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

We have sufficient borrowing capacity to support our operations. As of March 31, 2018, total available borrowing capacity is $7,420, of which $3,697 is unused.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Three Months Ended March 31,
	2018	2017
Revenues - operational(1)	$436	$459
Revenues - Mark-to-market(1)	152	(32)
Total revenues	588	427
Expenses	364	369
Other income (expenses), net	(18)	(55)
Income before income tax expense	206	3
Less: Income tax expense	46	1
Net income	160	2
Less: Income attributable to noncontrolling interests	—	—
Net income attributable to Nationstar	$160	$2

Effective tax rate	22.4%	35.1%

Income (loss) before income tax expense by operating and non-operating segments:
Servicing	$220	$26
Originations	19	25
Xome	22	13
Corporate and other	(55)	(61)
Consolidated income before income tax expense	$206	$3

(1) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 from operational revenues to mark-to-market revenues in the three months ended March 31, 2017. Net income was not affected by this reclassification adjustment.

During the three months ended March 31, 2018, income before income tax increased compared to the same period in 2017 due to higher total revenues primarily driven by favorable MTM revenue adjustments associated with the rising interest rate environment. The favorable MTM revenue adjustments were partially offset by a decrease in operational revenues. Business volumes in servicing and originations improved but operational revenue was down due to a shift in mix to subservicing volume in Servicing and additional correspondent volume in Originations.

Consolidated expenses decreased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increased productivity and cost reduction initiatives in our Originations segment and volume declines in Xome, partially offset by increases in Servicing expense. Servicing expenses increased primarily due to the significant expansion of our servicing portfolio in the second half of 2017, as well as an increase in reserve provision for potential losses associated with claims, reverse mortgage interests, and other receivables.

Consolidated other income (expenses), net improved during the three months ended March 31, 2018 compared to the same period in 2017. The improvement is primarily due to a decline in interest expense in our Servicing segment in 2018 as a result of improved banking relationships and lower MSR financing related interest expense. In addition, Xome recorded $9 gain in connection with the sale of the majority of RED business in February 2018.

Income before tax significantly increased during the three months ended March 31, 2018 compared to the same period in 2017, resulting in an increase in income tax expense. The effective tax rate declined to 22.4% in the three months ended March 31, 2018 from 35.1% in the same period in 2017. The decrease in the effective tax rate in 2018 was primarily due to the impact of the Tax Reform Act that was enacted on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. The decreased rate is also attributable to an income tax benefit related to actions taken by us to remediate the uncertain tax position during the three months ended March 31, 2018.

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

Servicing Segment

We service both forward and reverse mortgage loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper® and Champion Mortgage® brands together service approximately 3.2 million customers with an outstanding principal balance of approximately $500 billion. As of March 31, 2018, the outstanding principal balance consisted of approximately $466 billion in forward servicing, of which $190 billion was subservicing, and $34 billion in reverse servicing.

Forward Servicing - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted to reflect the change in fair value each period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily acquired through flow transactions generated from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

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

Reverse Servicing - Although we do not originate reverse mortgage loans, we provide servicing of acquired reverse mortgage portfolios. A MSR or MSL is recorded for acquired servicing rights associated with unsecuritized portfolios. We also provide servicing for reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs and MSLs are recorded at fair value upon acquisition and carried at amortized cost in subsequent periods. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs and MSLs are recorded to servicing revenue, whereas fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HMBS are recorded in other income (expense). Accretion of the discounted purchase price on certain portfolios is recorded to other income (expense).

The following table sets forth the results of operations for the Servicing segment.

Table 2. Servicing Operations	Three Months Ended March 31,
	2018	2017
Revenues
Operational(1)	$291	$293
Amortization	(48)	(61)
Mark-to-market(1)	152	(32)
Total revenues	395	200
Expenses	182	155
Total other income (expenses), net	7	(19)
Income before income tax expense	$220	$26

(1) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 from operational revenues to MTM revenues in the three months ended March 31, 2017. Income before income tax expense was not affected by this reclassification adjustment.

For the three months ended March 31, 2018, total revenues increased compared to the same period in 2017 due to favorable mark-to-market revenues. The change in the mark-to-market revenue for the three months ended March 31, 2018 is primarily due to the higher interest rate environment when compared to the same period in 2017. The decrease in operational revenues was primarily due to a decrease in base servicing fees and other ancillary revenues as a result of lower MSR ending UPB as of March 31, 2018 compared to March 31, 2017. Partially offsetting this decrease in base servicing fees and other ancillary revenues was an increase in subservicing fees due to the significant growth of the subservicing portfolio as compared to the same period in 2017. Amortization for the three months ended March 31, 2018 decreased due to a decline in customer prepayments driven by the rising interest rate environment, and a decrease in MSR holdings. Other income (expense), net, increased due to higher interest income from rising interest rates coupled with a decrease in interest expense related to MSR financing, lower compensating interest expense, and improved banking relationships.

Expenses for the three months ended March 31, 2018 increased from the comparable period in 2017 primarily due to the significant expansion of our servicing portfolio in the second half of 2017. In addition, we increased reserve provisions for potential losses associated with claims, reverse mortgage interests, and other receivables.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three Months Ended March 31,
	2018	2017
Balance - beginning of period	$473,256	$434,295
Additions:
Originations	5,088	4,898
Acquisitions	6,149	13,313
Deductions:
Dispositions	(54)	(1,681)
Principal reductions and other	(4,935)	(3,632)
Voluntary reductions(1)	(11,663)	(13,091)
Involuntary reductions(2)	(1,345)	(2,162)
Net changes in loans serviced by others	(95)	(115)
Balance - end of period	$466,401	$431,825

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to loan chargeoffs.

During the three months ended March 31, 2018, our forward servicing and subservicing portfolio UPB increased in comparison to the same period in 2017. The increase is primarily due to the boarding of $105 billion UPB in subserviced loans during 2017 related to a subservicing contract executed in first quarter of 2017. Offsetting the increase in subserviced loans UPB was the deboarding of $47 billion UPB in subserviced loans during the fourth quarter of 2017 in connection with the termination of a subservicing agreement in which the servicer of record sold its ownership interest and the new owners did not retain us as subservicer.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Three Months Ended March 31,
	2018		2017
	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$219	17	$234	20
Modification fees(2)	7	1	15	1
Incentive fees(2)	7	1	6	1
Late payment fees(2)	20	1	24	2
Other ancillary revenues(2)(3)	27	2	39	3
Total forward MSR operational revenue	280	22	318	27
Base subservicing fees and other subservicing revenue(2)	37	3	23	2
Reverse servicing fees	19	1	14	1
Total servicing fee revenue	336	26	355	30
Amortization
Forward MSR amortization	(78)	(6)	(102)	(9)
Excess spread accretion	30	2	42	4
Reverse MSR amortization	—	—	(1)	—
Total amortization	(48)	(4)	(61)	(5)
MSR financing liability costs	(15)	(1)	(20)	(1)
Excess spread costs - principal	(30)	(2)	(42)	(4)
Total operational revenue	243	19	232	20
Mark-to-Market Adjustments
MSR MTM(3)(4)	226	18	(6)	(1)
Excess spread / financing MTM	(74)	(6)	(26)	(2)
Total MTM adjustments	152	12	(32)	(3)
Total revenues - Servicing	$395	31	$200	17

(1) Calculated basis points ("bps") are as follows: Annualized $ amount/Total average UPB X 10000.
(2) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 from other ancillary revenues to MSR MTM in the three months ended March 31, 2017. Total revenues were not affected by this reclassification adjustment.
(4) The amount of MSR MTM includes $12 and $15 associated with inactive and liquidated loans that are no longer part of the MSR portfolio for the three months ended March 31, 2018 and 2017, respectively. These amounts were transferred to reserves on advances and other receivables during the first quarter of 2018 and 2017, respectively.

Forward - Due to the decline of the forward MSR portfolio's UPB, base servicing fee revenue decreased in the three months ended March 31, 2018 as compared to the same period in 2017. Servicing fees per total average UPB declined to 17 bps in the three months ended March 31, 2018 from 20 bps in the same period in 2017, primarily due to the increase in the total average UPB, which was driven by the growth in our subservicing portfolio. The modification fees, late payment fees and other ancillary revenues also decreased primarily resulting from lower volumes of related activities.

MSR prepayment and scheduled amortization decreased in the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to lower prepayments as a result of a higher interest rate environment.

Total MTM adjustments improved in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to the higher interest environment.

Subservicing - Subservicing fees increased in the three months ended March 31, 2018 as compared to the same period in 2017, due to growth of $65 billion in the average UPB of subserviced portfolios in 2018. A significant subservicing contract was executed in the first quarter of 2017, resulting in the boarding of $105 billion UPB in subserviced loans during 2017. In addition, $47 billion UPB was deboarded in the fourth quarter of 2017 in connection with the termination of a subservicing agreement.

Reverse - Reverse servicing fees on reverse mortgage portfolios increased in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to the partial recognition of additional consideration associated with the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse mortgage loans in December 2016.

Table 5. Servicing Portfolio - Unpaid Principal Balances	Three Months Ended March 31,
	2018	2017
Average UPB:
Forward MSRs	$281,711	$308,715
Subservicing and other(1)	188,259	123,226
Reverse portfolio	34,428	38,409
Total average UPB	$504,398	$470,350

	March 31,
	2018	2017
Ending UPB:
Forward MSRs
Agency	$201,303	$222,110
Non-agency	75,540	81,245
Total Forward MSRs	276,843	303,355

Subservicing and other(1)
Agency	181,771	120,173
Non-agency	7,787	8,297
Total subservicing and other	189,558	128,470

Reverse loans
MSL(2)	23,852	26,876
Securitized loans	10,162	10,824
Total reverse portfolio serviced	34,014	37,700
Total ending UPB	$500,415	$469,525

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2) MSL UPB as of March 31, 2017 includes reverse MSR UPB of $10,118.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Three Months Ended March 31,
	2018	2017
Home Affordable Modification Program ("HAMP") modifications	22	4,332
Non-HAMP modifications	5,835	5,815
Workouts(1)	14,093	7,605
Total modification and workout units	19,950	17,752

(1) Workout units in 2017 were updated to include payment deferral modifications.

Total modifications and workouts during the three months ended March 31, 2018 increased compared to the same period in 2017, due to an increase in workouts primarily as a result of higher volume of payment deferral modifications and repayment plans. The payment deferral program did not begin until March 2017. Offsetting the increase in workouts was a decrease in HAMP modifications due the expiration of the HAMP program in December 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended, had until September 30, 2017 to finalize their modification. The new Flex Modification program, which replaces the HAMP program, provides relief for distressed borrowers by incorporating components of HAMP, as well as the GSEs' standard and streamlined modifications. Under this new program, we, as a servicer, are eligible for the same financial incentives for completing streamlined modifications.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	March 31,
	2018	2017
Loan count	2,993,023	2,607,840
Average loan amount(2)	$155,858	$165,745
Average coupon - credit sensitive(3)	4.7%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.2%
60+ delinquent (% of loans)(4)	3.2%	4.1%
90+ delinquent (% of loans)(4)	2.8%	3.7%
120+ delinquent (% of loans)(4)	2.6%	3.5%
Total prepayment speed (12 month constant pre-payment rate)	10.7%	13.6%

(1) Characteristics and key performance metrics of our servicing portfolio excludes UPB and loan counts acquired but not yet boarded and currently serviced by others.
(2) Average loan amount is presented in whole dollar amounts.
(3) The weighted average coupon amounts for our credit and interest sensitive pools presented in the table above are only reflective of our owned forward MSR portfolio that is reported at fair value.
(4) Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. We continue to experience decreasing delinquency rates in the three months ended March 31, 2018, which preserves the value of our MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for its servicing operations as of March 31, 2018.

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

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Three Months Ended March 31,
	2018		2017
	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$76	6	$69	6
General and administrative
Servicing support fees	27	2	33	3
Corporate and other general and administrative expenses	31	2	33	3
Foreclosure and other liquidation related expenses	41	3	15	1
Depreciation and amortization	7	1	5	—
Total general and administrative expenses	106	8	86	7
Total expenses - Servicing	$182	14	$155	13

Total expenses increased in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in foreclosure and other liquidation related expenses. Foreclosure and other liquidation related expenses increased primarily due to our reserve provision. We evaluate our reserve provision based on portfolio performance characteristics. During 2018, reserves increased based on our determination that there were potential losses associated with claims and other receivables. Salaries, wages and benefits expenses also increased in the three months ended March 31, 2018 due to the significant expansion of the servicing portfolio in the second half of 2017, and to a reduction in offshore positions. Additionally, in the third quarter of 2017, we launched our own reverse servicing system and terminated our existing contract with a subservicer. As a result, we increased staff to perform tasks previously performed by the subservicer. Though salaries, wages and benefits increased in 2018, it remained stable when measured in bps of UPB due to improved portfolio performance, as evidenced by lower delinquencies and other operational improvements.

Table 10. Servicing - Other Income (Expenses), Net	Three Months Ended March 31,
	2018		2017
	Amounts	bps	Amounts	bps
Reverse mortgage interest income	$119	9	$118	10
Other interest income	7	1	2	—
Interest income	126	10	120	10

Reverse mortgage interest expense	(96)	(8)	(99)	(8)
Advance interest expense	(5)	—	(9)	(1)
Other interest expense	(17)	(1)	(31)	(3)
Interest expense	(118)	(9)	(139)	(12)
Other expense	(1)	—	—	—
Total other income (expenses), net - Servicing	$7	1	$(19)	(2)

Weighted average cost - advance facilities	3.7%		3.0%
Weighted average cost - excess spread financing	8.9%		8.9%

Total other income (expenses), net improved in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to a decrease in other interest expense. The decrease in other interest expense was a result of improved banking relationships coupled with a decrease in interest expense related to MSR financing and lower compensating interest expense. Advance interest expense declined in 2018 due to the reduction of advances that continued in 2018 from 2017, which was associated with sales of the related MSR, as well as portfolio performance.

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	March 31, 2018			December 31, 2017
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$201,303	$2,476	4.5%	$202,868	$2,251	4.5%
Non-agency	75,540	718	4.6%	78,512	686	4.6%
Total Forward MSRs - fair value	276,843	3,194	4.5%	281,380	2,937	4.5%

Subservicing and other(1)
Agency	181,771	N/A	N/A	183,519	N/A	N/A
Non-agency	7,787	N/A	N/A	8,357	N/A	N/A
Total subservicing and other	189,558	N/A	N/A	191,876	N/A	N/A

Reverse portfolio - amortized cost
MSL(2)	23,852	(30)	N/A	25,124	(37)	N/A
Securitized loans	10,162	10,225	N/A	9,988	9,984	N/A
Total reverse portfolio serviced	34,014	10,195	N/A	35,112	9,947	N/A
Total servicing portfolio unpaid principal balance	$500,415	$13,389	N/A	$508,368	$12,884	N/A

(1) Subservicing and other amounts include loans we service for others, residential mortgage loans originated but have yet to be sold, and agency REO balances for which we own the mortgage servicing rights.
(2) MSL UPB as of December 31, 2017 include reverse MSR UPB of $9,395. Carrying value as of December 31, 2017 is net of reverse MSR carrying amount of $4.

We assess whether acquired portfolios are more credit sensitive or interest sensitive in nature on the date of the acquisition. We consider numerous factors in making this assessment, with the primary factors consisting of the overall portfolio delinquency characteristics, portfolio seasoning and residential mortgage loan composition. Interest rate sensitive portfolios typically consist of single-family conforming residential forward mortgage loans serviced for GSEs or other third-party investors. Credit sensitive portfolio primarily consists of higher delinquency single-family non-conforming residential forward mortgage loans in private-label securitizations.

Table 12. Fair Value MSR Valuation	March 31, 2018			December 31, 2017
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$161,318	$1,714	106	$167,605	$1,572	94
Interest sensitive - agency	115,525	1,480	128	113,775	1,365	120
Total MSRs - fair value	$276,843	$3,194	115	$281,380	$2,937	104

As of March 31, 2018, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value by 12 bps compared to December 31, 2017 due to lower delinquency and foreclosure rates, and lower forecasted prepayment speeds. The fair value of our interest sensitive portfolio increased by 8 bps at March 31, 2018 compared to December 31, 2017 due to decreased forecasted prepayment speeds resulting in longer weighted-average lives for MSRs.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 13. MSRs - Fair Value, Roll Forward	Three Months Ended March 31,
	2018	2017
Fair value - beginning of period	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	68	59
Purchases of servicing rights	19	5
Dispositions:
Sales of servicing rights(1)	—	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	181	37
Interest sensitive	58	(23)
Other changes in fair value:
Scheduled principal payments	(19)	(22)
Disposition of negative MSRs and other(2)	9	33
Prepayments
Voluntary prepayments
Credit sensitive	(30)	(44)
Interest sensitive	(21)	(23)
Involuntary prepayments
Credit sensitive	(5)	(9)
Interest sensitive	(3)	(5)
Fair value - end of period	$3,194	$3,168

(1) Value of servicing assets sold during the three months ended March 31, 2018 is less than $1.
(2) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	March 31,
	2018	2017
Credit Sensitive MSRs
Discount rate	11.4%	11.4%
Weighted average prepayment speeds	12.2%	15.4%
Weighted average life of loans	6.4 years	6.0 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	10.1%	10.7%
Weighted average life of loans	6.9 years	6.8 years

Discount rate for credit sensitive and interest sensitive MSRs remained consistent as of March 31, 2018 compared to the same period in 2017. Weighted average lives increased for both credit sensitive and interest sensitive MSRs due to the decline in prepayment speeds, which is attributable to net market interest rate increase period over period.

The discount rate used to determine the present value of estimated future net servicing income, is based on the required rate of return market investors would expect for an asset with similar risk characteristics. The discount rate is determined through review of recent market transactions as well as comparing the discount rate to those utilized by third-party valuation specialists.

Total prepayment speeds represent the annual rate at which borrowers are forecasted to repay their mortgage loan principal, which includes estimates for both voluntary and involuntary borrower liquidations. The expected weighted-average life represents the total years we expect to service the MSR.

Excess Spread Financing

As further disclosed in Note 2. Mortgage Servicing Rights and Related Liabilities and Note 18. Transactions with Affiliates, we have entered into sale and assignment agreements treated as financing arrangements whereby the acquirer has the right to receive a specified percentage of the excess cash flow generated from an MSR.

The servicing fees associated with a MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of loans; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential and certain funds managed by Fortress Investment Group, and a third-party associated with funds and accounts under management of BlackRock Financial Management, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of March 31, 2018 and December 31, 2017 is disclosed.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 15. Excess Spread Financing	Three Months Ended March 31,
	2018	2017
Fair value - beginning of period	$996	$1,214
Additions:
New financings	—	—
Deductions:
Repayments of debt	—	—
Settlements of principal balances	(45)	(58)
Fair value changes:
Credit Sensitive	46	20
Interest Sensitive	4	5
Fair value - end of period	$1,001	$1,181

	March 31,
Key Assumptions	2018	2017
Weighted average prepayment speeds	11.6%	13.9%
Weighted average life of loans	6.4 years	6.2 years
Discount rate	10.7%	10.8%

Credit Sensitive
Mortgage prepayment speeds	11.9%	14.6%
Average life of mortgage loans	6.3 years	6.1 years
Discount rate	11.1%	11.1%

Interest Sensitive
Mortgage prepayment speeds	10.3%	10.9%
Average life of mortgage loans	6.6 years	6.5 years
Discount rate	9.1%	9.1%

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

Table 16. MSRs Financing Liability - Rollforward	Three Months Ended March 31,
	2018	2017
Fair value - beginning of period	$10	$27
Changes in fair value:(1)
Changes in valuation inputs or assumptions used in the valuation model	25	1
Other changes in fair value	(1)	—
Fair value - end of period	$34	$28

	March 31,
	2018	2017
Weighted Average Assumptions
Advance financing rates	4.3%	3.2%
Annual advance recovery rates	20.4%	22.9%

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

Table 17. Leveraged Portfolio Characteristics	March 31,
	2018	2017
Owned forward servicing portfolio - unencumbered	$86,109	$75,527
Owned forward servicing portfolio - encumbered	190,734	227,828
Subserviced forward servicing portfolio and other	189,558	128,470
Total unpaid principal balance	$466,401	$431,825

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

Reverse - MSLs and Participating Interests - Amortized Cost

The table below provides detail of the characteristics and key performance metrics of the reverse servicing portfolio, which is included in MSLs and participating interests in reverse mortgages. Such assets are recorded at amortized cost.

Table 18. Reverse - Mortgage Portfolio Characteristics	March 31, 2018	December 31, 2017
Loan count	209,343	212,415
Ending unpaid principal balance	$34,014	$35,112
Average loan amount(1)	$162,479	$165,299
Average coupon	3.6%	3.8%
Average borrower age	78	79

(1) Average loan amount is presented in whole dollar amounts.

From time to time, we acquire servicing rights and participating interests in reverse mortgage portfolios. Reverse mortgage loans, known as HECMs, provide seniors 62 and older with a loan upon which draws can be made periodically. The draws are secured by the equity in the borrower's home. For acquired servicing rights, a MSR or MSL is established on the acquisition date at fair value, as applicable, based on the proceeds paid or received to service the reverse portfolio.

Each quarter, we accrete the MSL to service related revenue, net as the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represent the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of March 31, 2018.

Originations Segment

Our Originations segment comprises both direct-to-consumer and correspondent lending.

Our direct-to-consumer lending channel originates first-lien conventional and government-insured loans. Our direct-to-consumer strategy relies on call centers, our website and our mobile app to interact with customers. Our primary focus is to assist customers currently in our servicing portfolio with a refinance or home purchase. Through this process, we increase our originations margin by reducing marketing and other costs to acquire customers, as well as replenish our servicing portfolio.

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

Table 19. Originations - Operations	Three Months Ended March 31,
	2018	2017
Revenues	$128	$141
Expenses	109	117
Other income (expenses), net	—	1
Income before income tax expense	$19	$25
Income before taxes margin	14.8%	17.7%

	Three Months Ended March 31,
	2018	2017
Revenue	$128	$141
Pull through adjusted lock volume	$4,862	$3,805
Revenue basis points(1)	2.63%	3.71%

Expenses	$109	$117
Funded volume	$5,087	$4,632
Expenses basis points(2)	2.14%	2.53%

Margin	0.49%	1.18%

(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense decreased for the three months ended March 31, 2018 as compared to the same period in 2017. The decline in revenue for the three months ended March 31, 2018 is primarily due to lower margins despite higher pull through adjusted lock volume. Revenue basis points for the first quarter 2018 over 2017 declined due to higher correspondent mix, higher subservicing mix and lower HARP mix. Expense basis points in 2018 declined over 2017 due to increased productivity and cost reduction initiatives. Net margin for the three months ended March 31, 2018 declined as compared to the same period in 2017 due to the reduction in revenue basis points.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Three Months Ended March 31,
	2018	2017
Service related, net - Originations	$15	$16
Net gain on mortgage loans held for sale
Gain on loans originated and sold	56	98
Fair value adjustment on loans held for sale	(5)	20
Mark-to-market on locks and commitments(1)	(1)	(12)
Mark-to-market on derivative/hedges	(2)	(40)
Capitalized servicing rights	65	57
Provision of repurchase reserves, net of release	—	2
Total net gain on mortgage loans held for sale	113	125
Total revenues - Originations	$128	$141

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$2,742	$2,691
Other locked pull through adjusted volume(2)	2,120	1,114
Total pull through adjusted volume	$4,862	$3,805
Funded volume	$5,087	$4,632
Funded HARP volume	$436	$1,223
Recapture percentage	27.4%	32.1%
Purchase percentage of funded volume	39.9%	20.2%
Value of capitalized servicing	124 bps	115 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three months ended March 31, 2018, total revenues decreased compared to the same period in 2017 primarily due to a decrease in total net gain on mortgage loans held for sale. Gain on loans originated and sold decreased during the three months ended March 31, 2018 primarily driven by lower margin as a result of higher correspondent mix, higher subservicing and lower HARP volume mix.

The HARP program was extended to December 31, 2018, which will allow us to continue to serve qualified homeowners with the opportunity to refinance their mortgage.

Table 21. Originations - Expenses	Three Months Ended March 31,
	2018	2017
Salaries, wages and benefits	$66	$70
General and administrative
Loan origination expenses	14	20
Corporate and other general and administrative expenses	11	12
Marketing and professional service fee	15	13
Depreciation and amortization	3	2
Total general and administrative	43	47
Total expenses - Originations	$109	$117

For the three months ended March 31, 2018, total expenses decreased 7% as compared to the same period in 2017 primarily due to a reduction in salaries, wages and benefits. The decrease in salaries, wages and benefits expense was primarily due to a decline in headcount. The reduction in general and administrative expenses was primarily attributed to lower loan origination expenses due to cost reduction initiatives and improved efficiencies.

Table 22. Originations - Other Income (Expenses), Net	Three Months Ended March 31,
	2018	2017
Interest income	$15	$14
Interest expense	(15)	(13)
Total other income, net - Originations	$—	$1

Weighted average note rate - mortgage loans held for sale	4.2%	4.1%
Weighted average cost of funds (excluding facility fees)	4.1%	3.3%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

Other income, net decreased for the three months ended March 31, 2018 compared to the same period in 2017. Interest income increased due to higher pull through volume and was offset by an increase in interest expense driven by higher funded volume.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Three Months Ended March 31,
	2018	2017
Repurchase reserves - beginning of period	$9	$18
Provisions	1	2
Releases	(1)	(4)
Charge-offs	—	(1)
Repurchase reserves - end of period	$9	$15

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

We provide certain representations and warranties on the sale of its mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. We regularly evaluate the appropriateness of this repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions. As a result of year-over-year improvements in loss rates attributable to stronger underwriting standards and due to the fall-off of losses associated with the mortgage loan crisis period prior to 2008, current loss rates have significantly declined. We have determined that previously estimated losses are not expected to occur and have updated our analysis for reserves, resulting in an overall reduction of reserve balances as repurchase liabilities expire with loss rates below provisioned levels. We believe our reserve balance as of March 31, 2018 is sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

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

Exchange revenue is comprised of real estate disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this mission is evidenced by generally higher sales price and lower average days to sell compared to traditional property sales. During the three months ended March 31, 2018, we added two new Exchange clients. We expect these clients to have an impact on revenue beginning in the second quarter of 2018.

Services revenue is comprised of title, escrow and valuation services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. During the three months ended March 31, 2018, we added four new Services clients. We expect these clients to have an impact on revenue beginning in the second quarter of 2018.

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service ("MLS") organizations and associations and commissions earned from our retail property sale business. In February 2018, Xome sold the software-based business of its RED business but retained RED's reDataVault proprietary offering, which is home to Xome's MLS data. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. Our Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 90% of all active MLS listings in the United States. Our platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. Our website 4salebyowner.com is our entry into the "Do It Yourself" ("DIY") real estate sales market of approximately 600,000 properties annually. Our value proposition to home buyers and sellers is to empower them to transact as they want, either through a traditional sales channel or through our proprietary auction technology, which leverages an artificial intelligence enabled listing, bidding and selling strategies and full-service brokerage support. Our goal is to grow this platform into an industry leading DIY solution for home buyers and sellers.

Table 24. Xome - Operations	Three Months Ended March 31,
	2018	2017
Revenues	$65	$85
Expenses	52	72
Other income (expenses), net	9	—
Income before income tax expense	$22	$13
Income before taxes margin - Xome	33.8%	15.3%

Income before income tax expense increased for the three months ended March 31, 2018 as compared to the same period in 2017 due to the $9 pre-tax gain in connection with the sale of RED in February 2018. Revenues and expenses for the three months ended March 31, 2018 decreased compared to the same period in 2017 primarily due to lower volume of property listings sold and completed services orders. Our income before taxes margin increased to 33.8% from 15.3% in the same period in 2017 primarily due to one-time benefit of the $9 gain on the sale of RED. An additional factor to the increase was due to effective cost management, particularly with respect to personnel costs in conjunction with the revenue decline.

Table 25. Xome - Revenues	Three Months Ended March 31,
	2018	2017
Exchange	$26	$31
Services	33	47
SaaS	6	7
Total revenues - Xome	$65	$85

Key Metrics
Property listings sold	2,880	3,414
REO listings at period end	3,892	4,382
Xome services completed orders	111,339	119,750
Percentage of revenue earned from third party customers(1)	27.0%	26.0%

(1) Due to the sale of the retail title division in June 2017 and RED in February 2018, the percentage for the three months ended March 31, 2017 excludes the impact of the retail title division's operations and the RED sold operations. The percentage for the three months ended March 31, 2018 excludes the impact of the RED sold operations.

Exchange revenues decreased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a decline in property listings sold. The reduction in sales volume in 2018 was primarily due to a decrease in default property listings as our sales outflow outpaced our referral inflow. Despite the overall decline in revenue, the percentage of revenue earned from third-party customers increased by 7% to 12%.

Services revenues decreased in the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to the June 2017 sale of our retail tile division. In addition, the revenue in our national title division declined $4 due to the higher interest rate environment in the three months ended March 31, 2018 as compared to the same period in 2017, leading to a decline in order volume. These declines were partially offset by an increase in revenue from collateral valuation services decreased primarily due to increased order volume from both internal and third-party customers.

Table 26. Xome - Expenses	Three Months Ended March 31,
	2018	2017
Salaries, wages and benefits	$24	$37
General and administrative
Operational expenses	25	31
Depreciation and amortization	3	4
Total general and administrative	28	35
Total expenses - Xome	$52	$72
Salaries, wages and benefits expenses decreased in the three months ended March 31, 2018 as compared to the same period in 2017, primarily driven by the sale of our retail title division in June 2017 and the sale of RED in February 2018, which contributed to a decrease of $8 and $1, respectively. The remaining decrease was principally driven by a decrease in acquisition-related compensation and reduction in corporate headcount. The decrease in operational expenses was driven principally by a decline in direct vendor costs in conjunction with the decrease in revenues. Depreciation and amortization decreased primarily due to retirement of legacy technology during 2017.

Corporate and Other

Table 27. Corporate and Other - Operations	Three Months Ended March 31,
	2018	2017
Revenues	$—	$1
Expenses	21	25
Other income (expenses), net	(34)	(37)
Loss before income tax benefit	$(55)	$(61)

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

Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments.

Table 28. Legacy Portfolio	March 31, 2018	December 31, 2017
Performing - UPB	$149	$153
Nonperforming (90+ delinquency) - UPB	39	39
REO - estimated fair value	1	1
Total legacy portfolio	$189	$193

Table 29. Corporate and Other - Expenses	Three Months Ended March 31,
	2018	2017
Salaries, wages and benefits	$14	$14
General and administrative
Operational expenses	5	8
Depreciation and amortization	2	3
Total general and administrative	7	11
Total expenses - Corporate and Other	$21	$25

Total expenses decreased in the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to lower operational expenses. The decrease in operational expenses was driven by cost containment initiatives across corporate functions, which included savings in risk, compliance and legal functions. Salaries, wages and benefits remained consistent in the three months ended March 31, 2018 when compared to the same period in 2017.

Table 30. Corporate and Other - Other Income (Expenses), Net	Three Months Ended March 31,
	2018	2017
Interest income, legacy portfolio	$3	$4

Interest expense, legacy portfolio	(1)	(2)
Interest expense on unsecured senior notes	(35)	(37)
Other interest, net	(1)	(1)
Total interest expense	(37)	(40)
Other income (expense)	—	(1)
Other income (expenses), net - Corporate and Other	$(34)	$(37)

Weighted average cost - unsecured senior notes	7.3%	7.3%

Other income (expenses), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes. Overall, total other income (expenses), net in the three months ended March 31, 2018 improved compared to the same period in 2017 as a result of lower interest expense on unsecured senior notes. Interest expense on unsecured senior notes decreased due to repurchases of debt.

Changes in Financial Position

Table 31. Assets	March 31, 2018	December 31, 2017	% Change
Cash and cash equivalents	$187	$215	(13.0)%
Mortgage servicing rights	3,194	2,941	8.6%
Advances and other receivables, net	1,424	1,706	(16.5)%
Reverse mortgage interests, net	10,225	9,984	2.4%
Mortgage loans held for sale at fair value	1,589	1,891	(16.0)%
Other	1,245	1,299	(4.2)%
Total assets	$17,864	$18,036	(1.0)%

Total assets as of March 31, 2018 decreased by $172 or 1.0% compared with December 31, 2017 primarily due to the decrease in cash and cash equivalents, advances and other receivables, and mortgage loans held for sale. Cash and cash equivalents decreased $28 primarily due to a strategic decision to utilize cash and cash equivalents to reduce overall interest expense through the repayment of debt. Advances and other receivables decreased $282 primarily due to stronger recoveries of escrow advances in 2018. Mortgage loans held for sale decreased $302 due to settlement of loans exceeded originations during the first quarter of 2018. These declines in assets were partially offset by the increase in mortgage servicing rights and reverse mortgage interests. Mortgage servicing rights went up in 2018 primarily due to favorable fair value adjustments driven by rising interest rates. Reverse mortgage interests grew in 2018 through an agreement in March 2018 to acquire $467 UPB of participating interests in HECM loans.

Table 32. Liabilities and Stockholders' Equity	March 31, 2018	December 31, 2017	% Change
Unsecured senior notes, net	$1,859	$1,874	(0.8)%
Advance facilities, net	562	855	(34.3)%
Warehouse facilities, net	3,161	3,285	(3.8)%
MSR related liabilities - nonrecourse at fair value	1,035	1,006	2.9%
Other nonrecourse debt, net	8,091	8,014	1.0%
Other liabilities	1,274	1,280	(0.5)%
Total liabilities	15,982	16,314	(2.0)%
Total stockholders' equity attributable to Nationstar	1,875	1,715	9.3%
Noncontrolling interest	7	7	—%
Total liabilities and stockholders' equity	$17,864	$18,036	(1.0)%

Stockholders' equity at March 31, 2018 increased by $160 or 9.3% compared with December 31, 2017 primarily due to net income earned in the first quarter of 2018. Within liabilities, the advance facilities decreased by $293 as the portfolio balance declined due to the repayments of advances along with the decision to use cash balances to reduce borrowings. Warehouse facilities decreased by $124 primarily due to repayment from proceeds of issuance of the HECM securitization that happened in the first quarter of 2018. Other nonrecourse debt increased by $77 primarily due to issuance of the 2018-1 HECM securitization in the first quarter of 2018 and $460 UPB of related HMBS obligations, partially off set by collection on participating interests in HMBS and repayments of HECM loans.

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

We service and subservice reverse mortgage loan portfolios with a UPB of $34,014 as of March 31, 2018, which includes $23,852 of net reverse MSLs and $10,162 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Three Months Ended March 31,
	2018	2017
Originations net sales activities	$366	$470
Cash provided by operating profits and changes in working capital and other assets	571	128
Net cash attributable to operating activities	$937	$598

Cash generated from originations net sales activities was $366 during the three months ended March 31, 2018 compared to $470 in the same period in 2017. The decrease was primarily due to a higher funding of $459 for loan origination activities driven by higher correspondent loan volumes. The increase in funding was partially offset by a decrease in proceeds of $310 on the sales of previously originated loans.

Cash generated from other operating activities and from changes in working capital and other assets during the three months ended March 31, 2018 increased when compared to the same period in 2017. The increase is primarily due to a decrease of $251 in cash used to pay down payables and accrued liabilities and an increase of $116 in collection of advances and other receivables.

Table 34. Investing Cash Flows	Three Months Ended March 31,
	2018	2017
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(17)	$(4)
Proceeds on sale of assets	13	—
Other	(17)	(13)
Net cash attributable to investing activities	$(21)	$(17)

Our investing activities used $21 and $17 during the three months ended March 31, 2018 and 2017, respectively. The change in investing activities is primarily due to the increase of $13 in purchases of forward mortgage servicing rights and an increase of $3 in property and equipment additions, net of disposals. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the timing of these opportunities is not of a consistent frequency and can result in cash flows variability between periods. The increase in cash used was partially offset by $13 proceeds received in connection with the sale of Xome's RED assets in 2018.

Table 35. Financing Cash Flow	Three Months Ended March 31,
	2018	2017
Decrease in advance facilities	$(293)	$(164)
Decrease in warehouse facilities	(125)	(9)
Payment of senior unsecured notes and nonrecourse debt	(24)	(55)
Repayment of excess spread financing	(45)	(58)
Decrease in participating interest financing in reverse mortgage interests	(574)	(347)
HECM securitizations	126	(75)
Other	(4)	(3)
Net cash attributable to financing activities	$(939)	$(711)

Our financing activities used $939 cash during the three months ended March 31, 2018, a decrease of $227 when compared with $711 in the same period in 2017. The decrease is primarily due to proceeds from HECM securitizations, a portion of which were used to pay down participating interest financings. During the three months ended March 31, 2018, we issued HMBS under a new trust for total proceeds of $443. Proceeds from the securitization less scheduled pay downs and amounts incurred to settle the collapsed trusts resulted in net cash inflow of $126. Partially offsetting the improvements in financing costs was cash used to pay down advance facilities and warehouse facilities. Advance facilities declined by $293 in 2018, consistent with recoveries in advance balances. Payment of warehouse facilities increased in 2018 when compared with same period in 2017 primarily due to proceeds from HECM securitizations being used to pay down the facilities, which did not occur in the same period in 2017.

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of March 31, 2018, we were in compliance with our financial covenants on our borrowing arrangements and credit facilities.

Seller/Servicer Financial Requirements
The Federal Housing Finance Agency minimum financial requirements for Fannie Mae and Freddie Mac Seller/Servicers are set forth below.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8, Indebtedness and Note 14, Capital Requirements for additional information. As of March 31, 2018, we were in compliance with our seller/servicer financial requirements.

Table 36. Debt	March 31, 2018	December 31, 2017
Advance facilities, net	$562	$855
Warehouse facilities, net	3,161	3,285
Unsecured senior notes, net	1,859	1,874

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

Warehouse Facilities
Loan origination activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell or place the loans in government securitizations in order to repay the borrowings under the warehouse lines. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At March 31, 2018, unsecuritized borrower draws totaled $440 and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,556.

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, which mature on various dated through June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.625%.

Table 37. Contractual Maturities - Unsecured Senior Notes

As of March 31, 2018, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2018	$364
2019	310
2020	394
2021	595
2022	206
Unsecured senior notes	1,869
Unamortized debt issuance costs	(10)
Unsecured senior notes, net of unamortized debt issuance costs	$1,859

Contractual Obligations

As of March 31, 2018, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

CRITICAL ACCOUNTING POLICIES

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified the following policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to fair value measurements, particularly those determined to be Level 3 as discussed in Note 13, Fair Value Measurements, and valuation and reserves for deferred tax assets. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Fair value measurements considered to be Level 3 representing estimated values based on significant unobservable inputs include (i) the valuation of MSRs, (ii) the valuation of excess spread financing and (iii) the valuation of the mortgage servicing rights financing liability. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies since December 31, 2017.

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

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 10, Securitizations and Financings, in the Consolidated Financial Statements in Item 1, Financial Statements, which is incorporated herein for a summary of our transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 7, Derivative Financial Instruments, in the Consolidated Financial Statements in Item 1, Financial Statements, which is incorporated herein for a summary of our derivative transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the discussion of market risks included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in the types of market risks faced by us since December 31, 2017.

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at March 31, 2018 are within acceptable ranges based on the materiality of our financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2018.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we are party to numerous legal proceedings that have arisen in the normal course of conducting business. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other laws. In addition, in the ordinary course of business we and our subsidiaries can be and are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings.

We are a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We have historically had a number of open investigations with various regulators or enforcement agencies.

We continue to receive regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Consumer Financial Protection Bureau (the "CFPB"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators, various State Attorneys General, and the California Department of Business Oversight. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

For example, we continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. In April 2018, we entered into a consent order with the New York Department of Financial Services regarding the payment of civil monetary penalties and other remedial measures to resolve findings in two examinations. Additionally, on April 24, 2018, the CFPB notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the CFPB’s Office of Enforcement is considering whether to recommend that the CFPB take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced, which we intend to do. We are continuing to cooperate with the CFPB. There can be no assurance that the CFPB will not seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential CFPB enforcement action. We have not recorded an accrual related to this matter as of March 31, 2018 as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

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

We are a defendant in a proceeding filed on January 2, 2018 in the U.S. District Court for the Northern District of California under the caption Collateral Analytics LLC v. Nationstar Mortgage LLC et al. The plaintiff alleges that we and certain affiliated entities misappropriated plaintiff's intellectual property for the purpose of replicating plaintiff's products. The case raises federal and state law claims for misappropriation of trade secrets and breach of contract and seeks an award of actual damages, unjust enrichment, lost profits and/or a reasonable royalty, exemplary damages and injunctive relief preventing further misuse or disclosure of plaintiff's intellectual property. We believe we have meritorious defenses and will vigorously defend ourselves in this matter.

We are also a defendant in a proceeding filed on October 23, 2015 in the U.S. District Court for the Central District of California under the caption Alfred Zaklit and Jessy Zaklit, individually and on behalf of all others similarly situated v. Nationstar Mortgage LLC et al. The plaintiff alleges that we improperly recorded telephone calls without the knowledge or consent of borrowers in violation of the California Penal Code. The court, on July 24, 2017, certified a class comprised of California borrowers who, from October 2014 to May 2016, participated in outbound telephone conversations with our employees who recorded the conversations without first informing the borrowers that the conversations were being recorded. The class seeks statutory damages and attorney's fees. We believe we have meritorious defenses and will continue to vigorously defend ourselves in this matter.

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

Item 1A. Risk Factors
There have been no material changes or additions to the risk factors previously disclosed under “Risk Factors” included in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

Item 2. Issuer Purchases of Equity Securities

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
January 1 - 31, 2018	—		$—	—	$—
February 1 - 28, 2018	—		$—	—	$—
March 1 - 31, 2018	10	(1)	$17.12	—	$—
Total	10			—

(1) In the first quarter of 2018, approximately 10 thousand shares of common stock were surrendered at an average price of $17.12 per share to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of restricted shares. As of the date of this report, we have no publicly announced plans or programs to repurchase our common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

10.1	Amendment Number Thirteen, dated March 22, 2018, to the Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 25, 2011, between Barclays Bank PLC and Nationstar Mortgage LLC					X
10.2
Amendment Number Five, dated as of March 22, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
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

NATIONSTAR MORTGAGE HOLDINGS INC.

May 10, 2018	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

May 10, 2018	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial and Accounting Officer)