Form 10-Q
period 2018-06-30
Nationstar Mortgage Holdings Inc.
filed 2018-08-03
CIK 1520566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $0.01 par value, outstanding as of July 30, 2018 was 98,178,069.

NATIONSTAR MORTGAGE HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements
NATIONSTAR MORTGAGE HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(millions of dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$185	$215
Restricted cash	310	360
Mortgage servicing rights, $3,356 and $2,937 at fair value, respectively	3,356	2,941
Advances and other receivables, net of reserves of $294 and $284, respectively	1,317	1,706
Reverse mortgage interests, net of reserves of $117 and $115, respectively	9,477	9,984
Mortgage loans held for sale at fair value	1,635	1,891
Mortgage loans held for investment, net	132	139
Property and equipment, net of accumulated depreciation of $195 and $169, respectively	123	121
Derivative financial instruments at fair value	62	65
Other assets	593	614
Total assets	$17,190	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$1,815	$1,874
Advance facilities, net	516	855
Warehouse facilities, net	3,086	3,285
Payables and accrued liabilities	1,288	1,234
MSR related liabilities - nonrecourse at fair value	1,063	1,006
Mortgage servicing liabilities	27	41
Derivative financial instruments at fair value	9	5
Other nonrecourse debt, net	7,445	8,014
Total liabilities	15,249	16,314
Commitments and contingencies (Note 15)
Preferred stock at $0.01 par value - 300,000 thousand shares authorized, no shares issued and outstanding	—	—
Common stock at $0.01 par value - 1,000,000 thousand shares authorized, 109,915 thousand and 109,915 thousand shares issued, respectively	1	1
Additional paid-in-capital	1,140	1,131
Retained earnings	949	731
Treasury shares at cost, 11,752 thousand and 12,187 thousand shares, respectively	(150)	(148)
Total Nationstar stockholders' equity	1,940	1,715
Non-controlling interests	1	7
Total stockholders' equity	1,941	1,722
Total liabilities and stockholders' equity	$17,190	$18,036

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(millions of dollars, except for earnings per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Service related, net	$317	$213	$781	$496
Net gain on mortgage loans held for sale	127	167	251	311
Total revenues	444	380	1,032	807
Expenses:
Salaries, wages and benefits	177	182	357	374
General and administrative	162	185	346	362
Total expenses	339	367	703	736
Other income (expenses):
Interest income	140	139	285	278
Interest expense	(164)	(188)	(335)	(381)
Other income (expenses)	(2)	7	6	6
Total other income (expenses), net	(26)	(42)	(44)	(97)
Income before income tax expense (benefit)	79	(29)	285	(26)
Less: Income tax expense (benefit)	21	(10)	67	(9)
Net income (loss)	58	(19)	218	(17)
Less: Net income attributable to non-controlling interests	—	1	—	1
Net income (loss) attributable to Nationstar	$58	$(20)	$218	$(18)

Net income (loss) per common share attributable to Nationstar:
Basic	$0.59	$(0.20)	$2.22	$(0.18)
Diluted	$0.59	$(0.20)	$2.20	$(0.18)

Weighted average shares of common stock outstanding (in thousands):
Basic	98,203	97,752	98,037	97,672
Dilutive effect of stock awards	927	—	1,086	—
Diluted	99,130	97,752	99,123	97,672
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares Outstanding (in thousands)	Amount (millions of dollars)
	Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Share Amount	Total Nationstar Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2017	97,497	$1	$1,122	$701	$(147)	$1,677	$6	$1,683
Shares issued / (surrendered) under incentive compensation plan	214	—	(4)	—	(1)	(5)	—	(5)
Share-based compensation	—	—	9	—	—	9	—	9
Dividends to non-controlling interests	—	—	(5)	—	—	(5)	—	(5)
Net income (loss)	—	—	—	(18)	—	(18)	1	(17)
Balance at June 30, 2017	97,711	$1	$1,122	$683	$(148)	$1,658	$7	$1,665

Balance at January 1, 2018	97,728	$1	$1,131	$731	$(148)	$1,715	$7	$1,722
Shares issued / (surrendered) under incentive compensation plan	435	—	(4)	—	(2)	(6)	—	(6)
Share-based compensation	—	—	8	—	—	8	—	8
Dividends to non-controlling interests	—	—	5	—	—	5	(6)	(1)
Net income	—	—	—	218	—	218	—	218
Balance at June 30, 2018	98,163	$1	$1,140	$949	$(150)	$1,940	$1	$1,941

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss) attributable to Nationstar	$218	$(18)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Net income attributable to non-controlling interests	—	1
Net gain on mortgage loans held for sale	(251)	(311)
Reverse mortgage loan interest income	(237)	(233)
Gain on sale of assets	(9)	(8)
Provision for servicing reserves	54	59
Fair value changes and amortization/accretion of mortgage servicing rights/liabilities	(155)	233
Fair value changes in excess spread financing	74	15
Fair value changes in mortgage servicing rights financing liability	6	(14)
Amortization of premiums, net of discount accretion	6	27
Depreciation and amortization for property and equipment and intangible assets	29	29
Share-based compensation	8	9
Other loss	2	9
Repurchases of forward loan assets out of Ginnie Mae securitizations	(475)	(599)
Mortgage loans originated and purchased for sale, net of fees	(10,639)	(8,896)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	11,500	10,006
Excess tax deficiency from share-based compensation	(1)	(1)
Changes in assets and liabilities:
Advances and other receivables	355	118
Reverse mortgage interests	1,326	769
Other assets	10	24
Payables and accrued liabilities	48	(348)
Net cash attributable to operating activities	1,869	871

Investing Activities
Property and equipment additions, net of disposals	(31)	(25)
Purchase of forward mortgage servicing rights, net of liabilities incurred	(123)	(13)
Net payment related to acquisition of HECM related receivables	(1)	—
Proceeds on sale of forward and reverse mortgage servicing rights	—	(2)
Proceeds on sale of assets	13	16
Net cash attributable to investing activities	(142)	(24)
Continued on following page.
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(millions of dollars)

	Six Months Ended June 30,
	2018	2017
Financing Activities
(Decrease) increase in warehouse facilities	(199)	100
Decrease in advance facilities	(339)	(214)
Proceeds from issuance of HECM securitizations	443	308
Repayment of HECM securitizations	(423)	(176)
Proceeds from issuance of participating interest financing in reverse mortgage interests	184	355
Repayment of participating interest financing in reverse mortgage interests	(1,368)	(1,260)
Issuance of excess spread financing	70	—
Repayment of excess spread financing	(93)	(109)
Repayment of nonrecourse debt – legacy assets	(6)	(9)
Repurchase of unsecured senior notes	(62)	(95)
Surrender of shares relating to stock vesting	(6)	(5)
Debt financing costs	(7)	(6)
Dividends to non-controlling interests	(1)	(5)
Net cash attributable to financing activities	(1,807)	(1,116)
Net decrease in cash, cash equivalents, and restricted cash	(80)	(269)
Cash, cash equivalents, and restricted cash - beginning of period	575	877
Cash, cash equivalents, and restricted cash - end of period(1)	$495	$608

Supplemental Disclosures of Cash Activities
Cash paid for interest expense	$373	$399
Net cash paid for income taxes	$36	$70

(1) The following table provides a reconciliation of cash, cash equivalents and restricted cash to amount reported within the consolidated balance sheet.
	June 30,
	2018	2017
Cash and cash equivalents	$185	$184
Restricted cash	310	424
Total cash, cash equivalents, and restricted cash	$495	$608
See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business
Nationstar Mortgage Holdings Inc., a Delaware corporation, including its consolidated subsidiaries (collectively, "Nationstar", the "Company", "we", "us" or "our"), earns fees through the delivery of servicing, origination and transaction-based services related primarily to single-family residences throughout the United States.

Merger With WMIH Corp.
On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with WMIH Corp., a Delaware corporation ("WMIH"), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH ("Merger Sub"). On July 31, 2018, pursuant to the Merger Agreement, Merger Sub was merged with and into the Company (the “Merger”), with the Company continuing as a wholly-owned subsidiary of WMIH.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time") and as a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive, at the election of the holder of such share, (i) $18.00 per share in cash, without interest, or (ii) 12.7793 shares of validly issued, fully paid and nonassessable shares of WMIH common stock, par value $0.00001 per share ("WMIH Common Stock") (the "Merger Consideration"). The Merger Consideration was subject to automatic proration and adjustment pursuant to the Merger Agreement to ensure that the total amount of cash paid (excluding cash paid in lieu of fractional shares) equaled exactly $1,225,885,248.00. As a result of such automatic proration and adjustment based on the final election results, Company stockholders who made a valid election for cash consideration will receive cash for approximately 94% of their shares and will retain stock for approximately 6% of their shares. More specifically, for each share of Nationstar common stock held, $16.917371 in cash (approximately 94% of $18.00) and 0.7686 shares of common stock of WMIH (approximately 6% of 12.7793) will be distributed and Company stockholders who made a valid election for stock consideration (including those deemed to have made an election to receive stock consideration) will receive 12.7793 shares of common stock of WMIH for each share of Nationstar common stock held.

Pursuant to the Merger Agreement, immediately prior to the Effective Time, subject to certain exceptions, (i) each then-outstanding share of Nationstar restricted stock automatically vested in full and was converted into the right to receive the Merger Consideration, as elected by the holder thereof, and (ii) each then-outstanding Nationstar restricted stock unit, whether vested or unvested, was automatically vested in full, assumed by WMIH and converted into a WMIH restricted stock unit entitling the holder thereof to receive upon settlement the Merger Consideration, as elected by the holder, as described above with respect to shares of Nationstar restricted stock.

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

The Company describes its significant accounting policies in Note 2 of the notes to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. During the six months ended June 30, 2018, no significant changes were made to those accounting policies.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, changes in interest rates, secondary market pricing for loans held for sale and derivatives, strength of underwriting and servicing practices, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassification
Certain reclassifications have been made in the 2017 consolidated financial statements to conform to the 2018 presentation. Such reclassifications did not affect total revenues or net income. Refer to the Recent Accounting Guidance Adopted footnote for additional information regarding retrospective reclassifications related to Accounting Standards Update No. 2016-18 adopted in 2018.

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

Upon completion of its review of relevant contracts, the Company made a determination that there was no material impact to revenue recognition upon adoption of the new standard. Additionally, the Company identified and implemented changes to its accounting policies and practices, business processes, and controls to support the new revenue recognition standard. The Company adopted the standard on January 1, 2018 and there is no material impact recorded to revenue in 2018.

Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), relates to the Statement of Cash Flows (Topic 230) and is intended to provide specific guidance to reduce diversity in practice. ASU 2016-15 addresses the following eight cash flow classification issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of life insurance claims, (5) proceeds from the settlement of corporate owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual reporting period beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and determined that the implementation of this standard has no impact on the Company’s consolidated statement of cash flows.

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

Accounting Standards Update No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-1), ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other things, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. ASU 2016-01 is effective for interim period beginning after December 15, 2017, and requires a modified retrospective approach to adoption. The Company adopted ASU 2016-01 in the first quarter of 2018 and determined that the implementation of this standard has no significant impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), No.2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), and No. 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11), primarily impact lessee accounting by requiring the recognition of a right-of-use asset and a corresponding lease liability on the balance sheet for long-term lease agreements. ASU 2016-02 requires the recognition of a lease liability that is equal to the present value of all reasonably certain lease payments. The right-of-use asset will be based on the liability, subject to adjustment for initial direct costs. Lease agreements with terms 12 months or less are permitted to be excluded from the balance sheet. In general, leases will be amortized on a straight-line basis with the exception of finance lease agreements. ASU 2018-10 and ASU 2018-11 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02. ASU 2018-11 specifically relieves companies of the requirement to present prior comparative years' result when they adopt ASU 2016-02 and gives companies the option to recognize the cumulative effect of applying ASU 2016-02 to lease assets and liabilities as an adjustment to the opening balance of retained earnings. ASU 2016-02, ASU 2018-10, and ASU 2018-11 are effective for the Company for its interim periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect adoption of ASU 2016-02, ASU 2018-10, and ASU 2018-11 to have a material impact on its consolidated balance sheets and statements of operations based on the Company's preliminary analysis.

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

2. Mortgage Servicing Rights ("MSRs") and Related Liabilities

The following table sets forth the carrying value of Company's MSRs and the related liabilities.

MSRs and Related Liabilities	June 30, 2018	December 31, 2017
Mortgage servicing rights - fair value and amortized cost(1)	$3,356	$2,941

Mortgage servicing liabilities - amortized cost	$27	$41

Excess spread financing - fair value	$1,047	$996
Mortgage servicing rights financing - fair value	16	10
MSR related liabilities - nonrecourse at fair value	$1,063	$1,006

(1) Amount as of December 31, 2017 includes $4 of reverse MSRs at amortized cost. There were no reverse MSRs as of June 30, 2018.

Mortgage Servicing Rights
The Company owns and records at fair value the rights to service traditional residential mortgage ("forward") loans for others either as a result of purchase transactions or from the retained servicing associated with the sales and securitizations of loans originated. MSRs are comprised of servicing rights related to both agency and non-agency loans.

The following table sets forth the activities of forward MSRs.

	Six Months Ended June 30,
MSRs - Fair Value	2018	2017
Fair value - beginning of period	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	139	103
Purchases of servicing rights	132	13
Dispositions:
Sales of servicing assets(1)	4	2
Changes in fair value:
Changes in valuation inputs or assumptions used in the valuation model	283	(74)
Other changes in fair value	(139)	(158)
Fair value - end of period	$3,356	$3,046

(1) Amounts are related to the sale of nonperforming loans which have a negative MSR.

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

The following table provides a breakdown of credit sensitive and interest sensitive unpaid principal balance ("UPB") for the Company's forward MSRs.

MSRs - Sensitivity Pools	June 30, 2018		December 31, 2017
	UPB	Fair Value	UPB	Fair Value
Credit sensitive	$153,552	$1,695	$167,605	$1,572
Interest sensitive	124,553	1,661	113,775	1,365
Total	$278,105	$3,356	$281,380	$2,937

The Company used the following key weighted-average inputs and assumptions in estimating the fair value of MSRs.

Credit Sensitive	June 30, 2018	December 31, 2017
Discount rate	11.4%	11.4%
Total prepayment speeds	11.7%	15.2%
Expected weighted-average life	6.6 years	5.7 years

Interest Sensitive
Discount rate	9.2%	9.2%
Total prepayment speeds	9.8%	10.7%
Expected weighted-average life	7.0 years	6.7 years

The following table shows the hypothetical effect on the fair value of the MSRs when applying certain unfavorable variations of key assumptions to these assets for the dates indicated.

	Discount Rate		Total Prepayment Speeds
MSRs - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2018
Mortgage servicing rights	$(130)	$(251)	$(119)	$(231)
December 31, 2017
Mortgage servicing rights	$(108)	$(208)	$(118)	$(227)

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

Mortgage Servicing Liabilities ("MSL") - Amortized Cost
The Company services and subservices certain Home Equity Conversion Mortgage ("HECM") reverse mortgage loans with an unpaid principal balance of $32,264 and $35,112 as of June 30, 2018 and December 31, 2017, respectively. Mortgage servicing liabilities had an ending balance of $27 and $41 as of June 30, 2018 and December 31, 2017, respectively. For the six months ended June 30, 2018, the Company accreted $11 of the MSL and recorded other MSL adjustments of $3. The fair value of MSL was $(5) and $34 as of June 30, 2018 and December 31, 2017, respectively. The fair value of MSL as of June 30, 2018 was primarily driven by net excess payments made to a government sponsored entity which will be reimbursed in the future. Based on management's assessment at June 30, 2018, no increased obligation was needed.

Excess Spread Financing - Fair Value
In order to finance the acquisition of certain MSRs on various loan pools ("Portfolios"), the Company has entered into sale and assignment agreements with a third-party associated with funds and accounts under management of BlackRock Financial Management Inc. ("BlackRock"), a third-party associated with funds and accounts under management of Värde Partners, Inc. ("Varde") and with certain affiliated entities formed and managed by New Residential Investment Corp. ("New Residential"), which is managed by an affiliate of Fortress Investment Group LLC ("Fortress"). The Company sold to such entities the right to receive a specified percentage of the excess cash flow generated from the Portfolios after receipt of a fixed base servicing fee per loan. Servicing fees associated with traditional MSRs can be segregated into a contractually specified base servicing fee component and an excess servicing fee. The base servicing fee, along with ancillary income, is designed to cover costs incurred to service the specified pool plus a reasonable profit margin. The remaining servicing fee is considered excess. The Company retains all the base servicing fee and ancillary revenues associated with servicing the Portfolios and retains a portion of the excess servicing fee. The Company continues to be the servicer of the Portfolios and provides all servicing and advancing functions.

Contemporaneous with the above, the Company entered into refinanced loan obligations with New Residential, BlackRock and Varde. Should the Company refinance any loan in the Portfolios, subject to certain limitations, it will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolios. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above, which is the primary driver of the recapture rate assumption.

The range of key assumptions used in the Company's valuation of excess spread financing are as follows.

Excess Spread Financing	Prepayment Speeds	Average Life (Years)	Discount Rate	Recapture Rate
June 30, 2018
Low	6.0%	5.2	8.5%	8.2%
High	15.1%	8.1	14.0%	27.3%
Weighted-average	11.1%	6.5	10.6%	18.0%
December 31, 2017
Low	6.2%	4.4	8.5%	7.2%
High	21.2%	6.9	14.1%	30.0%
Weighted-average	13.7%	5.9	10.8%	18.7%

The following table shows the hypothetical effect on the excess spread financing fair value when applying certain unfavorable variations of key assumptions to these liabilities for the dates indicated.

	Discount Rate		Prepayment Speeds
Excess Spread Financing - Hypothetical Sensitivities	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change
June 30, 2018
Excess spread financing	$40	$83	$31	$64
December 31, 2017
Excess spread financing	$37	$78	$34	$71

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

The following table sets forth the weighted average assumptions used in the valuation of the mortgage servicing rights financing liability.

Mortgage Servicing Rights Financing Assumptions	June 30, 2018	December 31, 2017
Advance financing rates	4.1%	3.5%
Annual advance recovery rates	18.9%	23.2%

The following table sets forth the items comprising revenues associated with servicing loan portfolios.

	Three Months Ended June 30,		Six Months Ended June 30,
Servicing Revenue	2018	2017	2018	2017
Contractually specified servicing fees(1)	$245	$253	$495	$508
Other service-related income(1)(2)	28	46	56	86
Incentive and modification income(1)	18	21	33	43
Late fees(1)	22	22	46	46
Reverse servicing fees	14	13	33	27
Mark-to-market adjustments(2)(3)	19	(84)	171	(116)
Counterparty revenue share(4)	(50)	(59)	(95)	(121)
Amortization, net of accretion(5)	(48)	(66)	(96)	(127)
Total servicing revenue	$248	$146	$643	$346

(1) Amounts include subservicing related revenues.
(2) In the fourth quarter of 2017, the Company reevaluated presentation of adjustments related to certain Ginnie Mae early buyout activities and reclassified $6 and $12 from other service-related income to mark-to-market adjustments for the three and six months ended June 30, 2017, respectively. Total servicing revenue was not affected by this reclassification adjustment.
(3) Mark-to-market ("MTM") includes fair value adjustments on MSR, excess spread financing and MSR financing liabilities. The amount of MSR MTM reflected is net of cumulative incurred losses related to advances and other receivables associated with inactive and liquidated loans that are no longer part of the MSR portfolio and these incurred losses have been transferred to reserves on advances and other receivables. These cumulative incurred losses totaled $22 and $22 for the three months ended June 30, 2018 and 2017, respectively, and $34 and $37 for the six months ended June 30, 2018 and 2017, respectively.
(4) Counterparty revenue share represents the excess servicing fee that the Company pays to the counterparties under the excess spread financing arrangements and the payments made associated with MSRs financing arrangements.
(5) Amortization is net of excess spread accretion of $37 and $40 for the three months ended June 30, 2018 and 2017, respectively and $67 and $82 for the six months ended June 30, 2018 and 2017, respectively.

3. Advances and Other Receivables, Net

Advances and other receivables, net consists of the following.

	June 30, 2018	December 31, 2017
Servicing advances	$1,248	$1,599
Receivables from agencies, investors and prior servicers	363	391
Reserves	(294)	(284)
Total advances and other receivables, net	$1,317	$1,706

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
The Company estimates and records an asset for estimated recoveries to be collected from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $136 and $134 for the Company's forward loan portfolio at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth the activities of the reserves for advances and other receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for Advances and Other Receivables	2018	2017	2018	2017
Balance - beginning of period	$277	$208	$284	$184
Provision and other additions(1)	38	36	60	76
Write-offs	(21)	(8)	(50)	(24)
Balance - end of period	$294	$236	$294	$236

(1) A provision of $22 and $22 was recorded through the MTM adjustments in service related revenues for the three months ended June 30, 2018 and 2017, respectively, and $34 and $37 for the six months ended June 30, 2018 and 2017, respectively, for inactive and liquidated loans that are no longer part of the MSR portfolio. Other additions represent reclassifications of required reserves from other balance sheet accounts.

4. Reverse Mortgage Interests, Net

Reverse mortgage interests, net consists of the following.

	June 30, 2018	December 31, 2017
Participating interests in HECM mortgage-backed securities ("HMBS")	$6,518	$7,107
Other interests securitized	908	912
Unsecuritized interests	2,168	2,080
Reserves	(117)	(115)
Total reverse mortgage interests, net	$9,477	$9,984

Participating Interests in HMBS
Participating interests in HMBS consist of the Company's reverse mortgage interests in HECM loans which have been transferred to Ginnie Mae ("GNMA") and subsequently securitized through the issuance of HMBS. During the six months ended June 30, 2018 and 2017, a total of $174 and $338 in UPB were transferred to Ginnie Mae and securitized, respectively.

Other Interests Securitized
Other interests securitized consist of reverse mortgage interests that no longer meet HMBS program eligibility criteria and have been repurchased out of HMBS. These reverse mortgage interests have subsequently been transferred to private securitization trusts and are accounted for as a secured borrowing. During the six months ended June 30, 2018, a total of $443 UPB was securitized through Trust 2018-1 and a total of $284 UPB from Trust 2016-2 and Trust 2016-3 were called and debt extinguished. Refer to Other Nonrecourse Debt in Note 8, Indebtedness for additional information.

Unsecuritized Interests
Unsecuritized interests in reverse mortgages consists of the following.

	June 30, 2018	December 31, 2017
Repurchased HECM loans	$1,749	$1,662
HECM related receivables	332	311
Funded borrower draws not yet securitized	62	82
REO related receivables	25	25
Total unsecuritized interests	$2,168	$2,080

Unsecuritized interests include repurchased HECM loans for which the Company is required to repurchase from the HMBS pool when the outstanding principal balance of the HECM loan is equal to or greater than 98% of the maximum claim amount established at origination in accordance with HMBS program guidelines. The Company repurchased a total of $2,109 and $2,208 HECM loans out of Ginnie Mae HMBS securitizations during the six months ended June 30, 2018 and 2017, respectively, of which $444 and $550 were subsequently assigned to a third party in accordance with applicable servicing agreements, respectively. To the extent a loan is not subject to applicable servicing agreements and assigned to a third party, the loan is either subject to assignment to HUD, per contractual obligations with Ginnie Mae, liquidated via a payoff from the borrower, or liquidated via a foreclosure according to the terms of the underlying mortgage.

The Company also estimates and records an asset for probable recoveries from prior servicers for their respective portion of the losses associated with the underlying loans that were not serviced in accordance with established guidelines. Receivables from prior servicers totaled $36 and $22 for the Company's reverse loan portfolio at June 30, 2018 and December 31, 2017, respectively.

Purchase of Reverse Mortgage Servicing Rights and Interests
On December 1, 2016, the Company executed an asset purchase agreement with a large financial institution and acquired servicing rights and reverse mortgage interests. As part of the asset purchase agreement, the Company agreed to acquire remaining components of the reverse portfolio, primarily including servicing of whole HECM loans and REO advances upon receiving regulatory approval. In September 2017, the Company executed a mortgage servicing rights purchase agreement and a subservicing agreement to acquire servicing rights and subservicing contracts on the remaining reverse portfolio. In March 2018, the Company executed an asset purchase agreement to acquire reverse mortgage interests on the subservicing contracts acquired in September 2017 referenced above, acquiring $467 UPB of participating interests in HECM loans and $460 UPB of related HMBS obligations. The Company performed a relative fair value allocation upon the March 2018 acquisition, resulting in the aforementioned assets and liabilities in addition to $2 of HECM related receivables and $7 of purchase discount within unsecuritized interests. In addition, the Company paid net proceeds of $1 for the acquisition of these assets and assumption of related liabilities.

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

The activity of the reserves for reverse mortgage interests is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
Reserves for reverse mortgage interests	2018	2017	2018	2017
Balance - beginning of period	$134	$137	$115	$131
Provision (release), net	(6)	14	20	22
Write-offs	(11)	(2)	(18)	(4)
Balance - end of period	$117	$149	$117	$149

Reverse Mortgage Interest Income
The Company accrues interest income for its participating interest in reverse mortgages based on the stated rates underlying HECM loans and FHA guidelines. Total interest earned on the Company's reverse mortgage interests was $118 and $115 for the three months ended June 30, 2018 and 2017, respectively, and $237 and $233 for the six months ended June 30, 2018 and 2017, respectively.

In connection with previous reverse mortgage portfolio acquisitions, the Company recorded a purchase discount within unsecuritized interests. During the three and six months ended June 30, 2018, the Company accreted $6 and $12, respectively, of the purchase discount to interest income related to the above referenced transactions. There was $84 purchase discount remaining related to the above referenced transactions as of June 30, 2018.

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

Mortgage loans held for sale are recorded at fair value as set forth below.

	June 30, 2018	December 31, 2017
Mortgage loans held for sale – UPB	$1,586	$1,837
Mark-to-market adjustment(1)	49	54
Total mortgage loans held for sale	$1,635	$1,891
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

The total UPB of mortgage loans held for sale on non-accrual status was as follows for the dates indicated.

	June 30, 2018		December 31, 2017
Mortgage Loans Held for Sale - UPB	UPB	Fair Value	UPB	Fair Value
Non-accrual	$57	$53	$66	$64

From time to time, the Company exercises its right to repurchase individual delinquent loans in Ginnie Mae securitization pools to minimize interest spread losses, to re-pool into new Ginnie Mae securitizations, or to otherwise sell to third-party investors. During the six months ended June 30, 2018 and 2017, the Company repurchased $109 and $144 of delinquent Ginnie Mae loans, respectively, and securitized or sold to third-party investors $135 and $172 of previously repurchased loans, respectively. As of June 30, 2018 and 2017, $92 and $33 of the repurchased loans have re-performed and were held in accrual status, respectively, and remaining balances continue to be held under a nonaccrual status.
The total UPB of mortgage loans held for sale for which the Company has begun formal foreclosure proceedings was $40 and $51 as of June 30, 2018 and December 31, 2017, respectively.

The following table details a roll forward of the change in the account balance of mortgage loans held for sale.

	Six Months Ended June 30,
Mortgage loans held for sale	2018	2017
Balance - beginning of period	$1,891	$1,788
Mortgage loans originated and purchased, net of fees	10,630	8,887
Loans sold	(11,377)	(9,753)
Repurchase of loans out of Ginnie Mae securitizations	475	599
Transfer of mortgage loans held for sale to advances/accounts receivable, net related to claims(1)	(6)	(8)
Net transfer of mortgage loans held for sale from REO in other assets(2)	12	11
Changes in fair value	1	10
Other purchase-related activities(3)	9	9
Balance - end of period	$1,635	$1,543

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

For the six months ended June 30, 2018 and 2017, the Company received proceeds of $11,491 and $10,007, respectively, on the sale of mortgage loans held for sale, resulting in gains of $114 and $254, respectively.

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

Mortgage Loans Held for Investment, Net
The following sets forth the composition of mortgage loans held for investment, net.

	June 30, 2018	December 31, 2017
Mortgage loans held for investment, net – UPB	$183	$193
Transfer discount:
Non-accretable	(37)	(41)
Accretable	(13)	(12)
Allowance for loan losses	(1)	(1)
Total mortgage loans held for investment, net	$132	$139

The changes in accretable yield discount on loans transferred to mortgage loans held for investment, net are set forth below.

	Six Months Ended June 30,
Accretable Yield Discount	2018	2017
Balance - beginning of the period	$(12)	$(13)
Accretion	1	1
Reclassifications from non-accretable discount	(2)	(2)
Balance - end of the period	$(13)	$(14)
The Company may periodically modify the terms of any outstanding mortgage loans held for investment for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or modified servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. The Company records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, the Company reclassified to accretable yield discount approximately $2 and $2 of transfer discount designated as reserves for future loss, for the six months ended June 30, 2018 and 2017, respectively. No provision for reserves was required for the six months ended June 30, 2018 and 2017, respectively, as the fair value of the underlying collateral exceeded the carrying value of the loans, net of the non-accretable discount.

The total UPB of mortgage loans held for investment for which the Company has begun formal foreclosure proceedings was $19 and $22 as of June 30, 2018 and December 31, 2017, respectively.

6. Other Assets

Other assets consist of the following.

	June 30, 2018	December 31, 2017
Loans subject to repurchase right from Ginnie Mae	$206	$218
Accrued revenues	128	148
Goodwill	71	72
Prepaid expenses	31	27
Deposits	21	19
Real estate owned (REO), net	18	23
Intangible assets	14	19
Receivables from affiliates, net	6	6
Other	98	82
Total other assets	$593	$614
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

REO, Net
REO, net includes $11 and $15 of REO-related receivables with government insurance at June 30, 2018 and December 31, 2017, respectively, limiting loss exposure to the Company.

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

Associated with the Company's derivatives are $6 and $1 in collateral deposits on derivative instruments recorded in other assets on the Company's consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively. The Company does not offset fair value amounts recognized for derivative instruments with amounts collected and/or deposited on derivative instruments in its consolidated balance sheets.

The following table provides the outstanding notional balances, fair values of outstanding positions and recorded gains/(losses).

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Six Months Ended June 30, 2018
Assets
Mortgage loans held for sale
Loan sale commitments	2018	$368	$7.2	$7.1
Derivative financial instruments
IRLCs	2018	1,778	60.2	0.9
Forward sales of MBS	2018	568	0.4	(2.0)
LPCs	2018	271	1.7	0.8
Treasury futures	2018	35	0.1	(1.8)
Eurodollar futures(1)	2018-2021	22	—	—
Liabilities
Derivative financial instruments
IRLCs(1)	2018	1	—	—
Forward sales of MBS	2018	2,710	8.0	5.2
LPCs	2018	185	0.7	0.1
Treasury futures(1)	2018	63	—	(1.4)
Eurodollar futures(1)	2020-2021	6	—	—

Year Ended December 31, 2017
Assets
Mortgage loans held for sale
Loan sale commitments(1)	2018	$13	$0.1	$—
Derivative financial instruments
IRLCs	2018	2,065	59.3	(32.9)
Forward sales of MBS	2018	1,802	2.4	(36.9)
LPCs	2018	171	0.9	(1.0)
Treasury futures	2018	81	1.9	1.9
Eurodollar futures(1)	2018-2021	26	—	—
Interest rate swaps(1)	2018	—	—	(0.1)
Liabilities
Derivative financial instruments
IRLCs(1)	2018	7	—	1.1
Forward sales of MBS	2018	1,579	2.8	7.2
LPCs	2018	213	0.6	0.9
Treasury futures	2018	128	1.4	(1.4)
Eurodollar futures(1)	2018-2021	17	—	—
Interest rate swaps(1)	2018	—	—	0.1

(1) Fair values or recorded gains/(losses) of derivative instruments are less than $0.1 for the specified dates.

8. Indebtedness

Notes Payable

					June 30, 2018		December 31, 2017
Advance Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
Nationstar agency advance receivables trust	LIBOR+2.0% to 2.6%	November 2019	Servicing advance receivables	$575	$248	$292	$416	$492
Nationstar mortgage advance receivable trust	LIBOR+1.4% to 6.5%	November 2018	Servicing advance receivables	500	142	243	230	287
Nationstar agency advance financing facility	LIBOR+1.0% to 7.4%	January 2019	Servicing advance receivables	150	77	92	102	117
MBS advance financing facility	LIBOR+2.5%	March 2019	Servicing advance receivables	130	—	—	63	64
MBS servicer advance facility (2014)	LIBOR+3.0%	October 2018	Servicing advance receivables	125	49	139	44	140
Advance facilities principal amount					516	$766	855	$1,100
Unamortized debt issuance costs					—		—
Advance facilities, net					$516		$855

					June 30, 2018		December 31, 2017
Warehouse Facilities	Interest Rate	Maturity Date	Collateral	Capacity Amount	Outstanding	Collateral Pledged	Outstanding	Collateral pledged
$1,200 warehouse facility	LIBOR+1.9% to 3.8%	October 2018	Mortgage loans or MBS	$1,200	$768	$836	$889	$960
$1,000 warehouse facility	LIBOR+2.0% to 2.5%	September 2018	Mortgage loans or MBS	1,000	289	297	299	308
$950 warehouse facility	LIBOR+2.0% to 3.5%	November 2018	Mortgage loans or MBS	950	632	705	721	785
$600 warehouse facility	LIBOR+2.5%	February 2019	Mortgage loans or MBS	600	354	379	333	347
$500 warehouse facility	LIBOR+1.8% to 2.8%	September 2018	Mortgage loans or MBS	500	198	202	233	239
$500 warehouse facility	LIBOR+1.8% to 2.8%	November 2018	Mortgage loans or MBS	500	288	318	305	337
$500 warehouse facility	LIBOR+2.0% to 3.5%	April 2019	Mortgage loans or MBS	500	312	338	246	272
$300 warehouse facility	LIBOR+2.3%	January 2019	Mortgage loans or MBS	300	109	135	116	141
$200 warehouse facility	LIBOR+1.6%	April 2019	Mortgage loans or MBS	200	34	35	80	81
$200 warehouse facility	LIBOR+5.5% to 6.8%	June 2020	Mortgage loans or MBS	200	100	195	50	50
$150 warehouse facility	LIBOR+4.3%	September 2018	Mortgage loans or MBS	150	—	94	—	—
$50 warehouse facility	LIBOR+4.5%	August 2020	Mortgage loans or MBS	50	—	48	10	10
$40 warehouse facility	LIBOR+3.0%	November 2018	Mortgage loans or MBS	40	3	5	4	6
Warehouse facilities principal amount					3,087	$3,587	3,286	$3,536
Unamortized debt issuance costs					(1)		(1)
Warehouse facilities, net					$3,086		$3,285

Pledged Collateral:
Mortgage loans, net					$1,544	$1,431	$1,852	$1,680
Reverse mortgage interests, net					1,443	1,612	1,434	1,575
MSR and other collateral					100	544	—	281

Unsecured Senior Notes

Unsecured senior notes consist of the following.

	June 30, 2018	December 31, 2017
$600 face value, 6.500% interest rate payable semi-annually, due July 2021	$595	$595
$400 face value, 7.875% interest rate payable semi-annually, due October 2020	394	397
$475 face value, 6.500% interest rate payable semi-annually, due August 2018	364	364
$375 face value, 9.625% interest rate payable semi-annually, due May 2019	266	323
$300 face value, 6.500% interest rate payable semi-annually, due June 2022	206	206
Unsecured senior notes principal amount	1,825	1,885
Unamortized debt issuance costs	(10)	(11)
Unsecured senior notes, net	$1,815	$1,874

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

The indentures for the unsecured senior notes provide that the Company may redeem all or a portion of the notes prior to certain fixed dates by paying a make-whole premium plus accrued and unpaid interest and additional interest, if any, to the redemption dates. In addition, the Company may redeem all or a portion of the unsecured senior notes at any time on or after certain fixed dates at the applicable redemption prices set forth in the indentures plus accrued and unpaid interest and additional interest, if any, to the redemption dates. The Company repurchased $44 and $47 in principal amount of outstanding notes during the three months ended June 30, 2018 and 2017 resulting in a loss of $1 and $1, respectively. The Company also repurchased $60 and $95 in principal amount of outstanding notes during the six months ended June 30, 2018 and 2017 resulting in a loss of $2 and $2.

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
As of June 30, 2018, the expected maturities of the Company's unsecured senior notes based on contractual maturities are as follows.

Year Ending December 31,	Amount
2018(1)	$364
2019(2)	266
2020(1)	394
2021	595
2022	206
Unsecured senior notes principal amount	1,825
Unamortized debt issuance costs	(10)
Unsecured senior notes, net	$1,815

(1) The entire remaining principal amount of this unsecured senior note plus accrued interests was subsequently paid off on August 1, 2018 in connection with the Merger.
(2) The entire remaining principal amount of this unsecured senior note plus accrued interests is expected to be paid off on August 15, 2018.

Other Nonrecourse Debt

Other nonrecourse debt consists of the following.

					June 30, 2018	December 31, 2017
	Issue Date	Maturity Date	Class of Note	Securitized Amount	Outstanding	Outstanding
Participating interest financing(1)	—	—	—	$—	$6,590	$7,173
Securitization of nonperforming HECM loans
Trust 2016-2	June 2016	June 2026	A, M1, M2	—	—	94
Trust 2016-3	August 2016	August 2026	A, M1, M2	—	—	138
Trust 2017-1	May 2017	May 2027	A, M1, M2	207	170	213
Trust 2017-2	September 2017	September 2027	A, M1, M2	334	291	365
Trust 2018-1	March 2018	March 2028	A, M1, M2, M3, M4, M5	380	369	—
Nonrecourse debt - legacy assets	November 2009	October 2039	A	118	36	42
Other nonrecourse debt principal amount					7,456	8,025
Unamortized debt issuance costs and issuance discount					(11)	(11)
Other nonrecourse debt, net					$7,445	$8,014

(1) Amounts represent the Company's participating interest in GNMA HMBS securitized portfolios.
Participating Interest Financing
Participating interest financing represents the obligation of HMBS pools to third-party security holders. The Company issues HMBS in connection with the securitization of borrower draws and accrued interest on HECM loans. Proceeds are received in exchange for securitized advances on the HECM loan amounts transferred to GNMA, and the Company retains a beneficial interest (referred to as a "participating interest") in the securitization trust in which the HECM loans and HMBS obligations are held and assume both issuer and servicer responsibilities in accordance with GNMA HMBS program guidelines. Monthly cash flows generated from the HECM loans are used to service the HMBS obligations. The interest rate is based on the underlying HMBS rate with a range of 2.2% to 7.0%.

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

Nonrecourse Debt – Legacy Assets
During November 2009, the Company completed the securitization of approximately $222 of Asset-Backed Securities ("ABS"), which was accounted for as a secured borrowing. This structure resulted in the Company carrying the securitized mortgage loans in its consolidated balance sheets and recognizing the asset-backed certificates acquired by third parties. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.5%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $171 and $181 at June 30, 2018 and December 31, 2017, respectively. The carrying values on the outstanding loans was $36 and $42 at June 30, 2018 and December 31, 2017, respectively, and the carrying value of the nonrecourse debt was $31 and $37, respectively.

Financial Covenants
The Company's borrowing arrangements and credit facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2018, the Company was in compliance with its financial covenants.

The Company is required to maintain a minimum tangible net worth of at least $682 as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2018, the Company was in compliance with these minimum tangible net worth requirements.

9. Payables and Accrued Liabilities

Payables and accrued liabilities consist of the following.

	June 30, 2018	December 31, 2017
Payables to servicing and subservicing investors	$557	$516
Loans subject to repurchase from Ginnie Mae	206	218
Payables to GSEs and securitized trusts	135	92
Accounts payable and other accrued liabilities	114	99
Payable to insurance carriers and insurance cancellation reserves	60	61
Taxes	58	36
Accrued bonus and payroll	52	82
Accrued interest	39	62
Accrued legal expenses	22	25
Lease obligations	20	24
MSR purchases payable including advances	16	10
Repurchase reserves	9	9
Total payables and accrued liabilities	$1,288	$1,234

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

Repurchase Reserves
The activity of the repurchase reserves is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
Repurchase Reserves	2018	2017	2018	2017
Balance - beginning of period	$9	$15	$9	$18
Provisions	2	1	3	3
Releases	(2)	(2)	(3)	(6)
Charge-offs	—	—	—	(1)
Balance - end of period	$9	$14	$9	$14

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiation, estimated future loss exposure and other relevant factors including economic conditions. Current loss rates have significantly declined attributable to stronger underwriting standards and due to the falloff of loans underwritten prior to mortgage loan crisis period prior to 2008. The Company believes its reserve balance as of June 30, 2018 is sufficient to cover loss exposure associated with repurchase contingencies.

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

	June 30, 2018		December 31, 2017
	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings	Transfers Accounted for as Secured Borrowings	Reverse Secured Borrowings
Assets
Restricted cash	$87	$35	$106	$26
Reverse mortgage interests, net	—	7,379	—	7,981
Advances and other receivables, net	627	—	896	—
Mortgage loans held for investment, net	132	—	138	—
Other assets	—	—	2	—
Total assets	$846	$7,414	$1,142	$8,007

Liabilities
Advance facilities(1)	$467	$—	$749	$—
Payables and accrued liabilities	1	—	2	1
Participating interest financing(2)	—	6,527	—	7,107
HECM Securitizations (HMBS)
Trust 2016-2	—	—	—	94
Trust 2016-3	—	—	—	138
Trust 2017-1	—	170	—	213
Trust 2017-2	—	291	—	365
Trust 2018-1	—	369	—	—
Nonrecourse debt–legacy assets	31	—	36	—
Total liabilities	$499	$7,357	$787	$7,918

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

	June 30, 2018	December 31, 2017
Total collateral balances	$2,012	$2,291
Total certificate balances	$1,956	$2,129

The Company has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2018, and December 31, 2017, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.

A summary of mortgage loans transferred by the Company to unconsolidated securitization trusts that are 60 days or more past due are presented below.

Principal Amount of Loans 60 Days or More Past Due	June 30, 2018	December 31, 2017
Unconsolidated securitization trusts	$362	$448

11. Stockholders' Equity

During the three and six months ended June 30, 2018, certain employees of the Company were granted 137 thousand and 1,071 thousand restricted stock units ("RSUs"). The RSUs generally vest in installments of 33.3%, 33.3% and 33.4% respectively on each of the first three anniversaries of the awards, provided that (i) the participant remains continuously employed with the Company during that time or (ii) the participant's employment has terminated by reason of retirement. In addition, upon death, disability or, generally a change in control of the Company, the unvested shares of an award will vest. The value of the RSUs is measured based on the market value of common stock of the Company on the grant date. The Company recognized $4 and $4 of expenses related to share-based awards during the three months ended June 30, 2018 and 2017, respectively, and $8 and $9 for the six months ended June 30, 2018 and 2017, respectively.

12. Income Taxes

The components of income tax expense (benefit) on continuing operations were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$21	$(10)	$67	$(9)

Effective tax rate	26.5%	33.1%	23.6%	32.8%

For the three and six months ended June 30, 2018, the effective tax rate differed from the statutory federal rate of 21% primarily due to permanent differences including executive compensation disallowed under Internal Revenue Code Section 162(m) and nondeductible meals and entertainment expenses. The effective tax rate was favorably impacted by discrete adjustments recorded during the three and six months ended June 30, 2018. This includes adjustments in connection with the remediation of the Company’s uncertain tax position, nondeductible fines and penalties assessed, and other recurring adjustments, such as state tax expense and excess tax deficiency related to restricted share-based compensation.

For the three and six months ended June 30, 2017, the effective tax rate differed slightly from the statutory federal rate of 35% due to recurring items, such as state tax benefit offset by excess tax deficiency related to restricted share-based compensation recognized within income rather than shareholder’s equity under Accounting Standards Update No. 2016-09.

Impact of Tax Reform
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted and it significantly revised the U.S. corporate income tax regime by lowering the U.S. corporate tax rate from 35% to 21%, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries, creating new taxes on certain foreign sourced earnings, as well as other changes. In the period ended December 31, 2017, the Company recorded a net tax benefit in connection with the Tax Reform Act and related matters primarily due to the remeasurement of deferred tax balances. During the three and six months ended June 30, 2018, no adjustments were made to the amounts recorded for the Tax Reform Act, including the remeasurement of existing deferred tax balances, the transition tax, uncertain tax positions, valuation allowance, and reassessment of permanently reinvested earnings, among others. The Company has not recorded any adjustments related to the new Global Intangible Low-Taxed Income (“GILTI”) tax and has not adopted an accounting policy regarding whether to record deferred tax on GILTI. However, the Company has included an estimate of the 2018 current GILTI impact on the tax provision for the period ended June 30, 2018. The Company will continue to refine its calculations as additional analysis is completed. These estimates may be adjusted as the Company continues to gain further clarification and guidance regarding tax accounting methods, state tax conformity to federal tax changes, impact of GILTI provisions, among others.

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

	June 30, 2018
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,635.2	$—	$1,635.2	$—
Mortgage servicing rights(1)	3,355.7	—	—	3,355.7
Derivative financial instruments
IRLCs	60.2	—	60.2	—
Forward MBS trades	0.4	—	0.4	—
LPCs	1.7	—	1.7	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	0.1	—	0.1	—
Total assets	$5,053.3	$—	$1,697.6	$3,355.7
Liabilities
Derivative financial instruments
IRLCs(2)	$—	$—	$—	$—
Forward MBS trades	8.0	—	8.0	—
LPCs	0.7	—	0.7	—
Eurodollar futures(2)	—	—	—	—
Treasury futures(2)	—	—	—	—
Mortgage servicing rights financing	16.1	—	—	16.1
Excess spread financing	1,046.5	—	—	1,046.5
Total liabilities	$1,071.3	$—	$8.7	$1,062.6

	December 31, 2017
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans held for sale(1)	$1,890.8	$—	$1,890.8	$—
Mortgage servicing rights(1)	2,937.4	—	—	2,937.4
Derivative financial instruments
IRLCs	59.3	—	59.3	—
Forward MBS trades	2.4	—	2.4	—
LPCs	0.9	—	0.9	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.9	—	1.9	—
Total assets	$4,892.7	$—	$1,955.3	$2,937.4
Liabilities
Derivative financial instruments
Forward MBS trades	$2.8	$—	$2.8	$—
LPCs	0.6	—	0.6	—
Eurodollar futures(2)	—	—	—	—
Treasury futures	1.4	—	1.4	—
Mortgage servicing rights financing	9.5	—	—	9.5
Excess spread financing	996.5	—	—	996.5
Total liabilities	$1,010.8	$—	$4.8	$1,006.0

(1) Based on the nature and risks of the underlying assets and liabilities, the fair value is presented for the aggregate account.
(2) Fair values of the underlying assets and liabilities are less than $0.1 for the specified dates.

The table below presents a reconciliation for all of the Company's Level 3 assets and liabilities measured at fair value on a recurring basis.

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Six Months Ended June 30, 2018
Balance - beginning of period	$2,937	$996	$10
Total gains or losses included in earnings	144	74	6
Purchases, issuances, sales and settlements
Purchases	132	—	—
Issuances	139	70	—
Sales	4	—	—
Settlements	—	(93)	—
Balance - end of period	$3,356	$1,047	$16

	Assets	Liabilities
	Mortgage servicing rights	Excess spread financing	Mortgage servicing rights financing
Year Ended December 31, 2017
Balance - beginning of period	$3,160	$1,214	$27
Total gains or losses included in earnings	(432)	12	(17)
Purchases, issuances, sales and settlements
Purchases	66	—	—
Issuances	203	—	—
Sales	(60)	—	—
Settlements	—	(230)	—
Balance - end of period	$2,937	$996	$10

No transfers were made into or out of Level 3 fair value assets and liabilities for the six months ended June 30, 2018 or the year ended December 31, 2017, respectively.

The table below presents a summary of the estimated carrying amount and fair value of the Company's financial instruments.

	June 30, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$185	$185	$—	$—
Restricted cash	310	310	—	—
Advances and other receivables, net	1,317	—	—	1,317
Reverse mortgage interests, net	9,477	—	—	9,665
Mortgage loans held for sale	1,635	—	1,635	—
Mortgage loans held for investment, net	132	—	—	133
Derivative financial instruments	62	—	62	—
Financial liabilities
Unsecured senior notes	1,815	1,832	—	—
Advance facilities	516	—	516	—
Warehouse facilities	3,086	—	3,086	—
Mortgage servicing rights financing liability	16	—	—	16
Excess spread financing	1,047	—	—	1,047
Derivative financial instruments	9	—	9	—
Participating interest financing	6,584	—	6,780	—
HECM Securitization (HMBS)
Trust 2017-1	170	—	—	191
Trust 2017-2	291	—	—	309
Trust 2018-1	369	—	—	352
Nonrecourse debt - legacy assets	31	—	—	30

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$215	$215	$—	$—
Restricted cash	360	360	—	—
Advances and other receivables, net	1,706	—	—	1,706
Reverse mortgage interests, net	9,984	—	—	10,164
Mortgage loans held for sale	1,891	—	1,891	—
Mortgage loans held for investment, net	139	—	—	139
Derivative financial instruments	65	—	65	—
Financial liabilities
Unsecured senior notes	1,874	1,912	—	—
Advance facilities	855	—	855	—
Warehouse facilities	3,285	—	3,286	—
Mortgage servicing rights financing liability	10	—	—	10
Excess spread financing	996	—	—	996
Derivative financial instruments	5	—	5	—
Participating interest financing	7,167	—	7,353	—
HECM Securitization (HMBS)
Trust 2016-2	94	—	—	112
Trust 2016-3	138	—	—	155
Trust 2017-1	213	—	—	225
Trust 2017-2	365	—	—	371
Nonrecourse debt - legacy assets	37	—	—	36

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
Among the Company's various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires the Company to maintain a minimum adjusted net worth balance of $779. As of June 30, 2018, the Company was in compliance with its selling and servicing capital requirements.

15. Commitments and Contingencies

Litigation and Regulatory Matters
The Company and its subsidiaries are routinely and currently involved in a significant number of legal proceedings concerning matters that arise in the ordinary course of business. The legal proceedings are at varying stages of adjudication, arbitration or investigation. These actions and proceedings are generally based on alleged violations of consumer protection, securities, employment, contract, tort, common law fraud and other numerous laws, including, without limitation, the Equal Credit Opportunity Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, National Housing Act, Homeowners Protection Act, Service Member’s Civil Relief Act, Telephone Consumer Protection Act, Truth in Lending Act, Financial Institutions Reform, Recovery, and Enforcement Act of 1989, unfair, deceptive or abusive acts or practices in violation of the Dodd-Frank Act, the Securities Act of 1933, the Securities Exchange Act of 1934, the Home Mortgage Disclosure Act, Title 11 of the United States Code (aka the "Bankruptcy Code"), False Claims Act and Making Home Affordable loan modification programs.

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

The Company's business is also subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. The Company has historically had a number of open investigations with various regulators or enforcement agencies and that trend continues. The Company is currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to its residential loan servicing and origination practices, bankruptcy and collections practices, its financial reporting and other aspects of its businesses. These matters include investigations by the Bureau of Consumer Financial Protection (the "BCFP"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Office of the Special Inspector General for the Troubled Asset Relief Program, the Department of Justice, the Department of Housing and Urban Development, the multistate coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements, and possibly result in remedies including fines, penalties, restitution, or alterations in the Company's business practices, and in additional expenses and collateral costs. Responding to these matters requires the Company to devote substantial legal and regulatory resources, resulting in higher costs and lower net cash flows.

For example, the Company continues to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to the Company's business practices. On April 24, 2018, the BCFP notified the Company that, in accordance with the BCFP’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the BCFP’s Office of Enforcement is considering whether to recommend that the BCFP take enforcement action against the Company, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the BCFP before an enforcement action may be recommended or commenced. The Company is continuing to cooperate with the BCFP. There can be no assurance that the BCFP will not seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on the Company’s business, reputation, financial condition and results of operations. However, the Company believes it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential BCFP enforcement action. The Company has not recorded an accrual related to this matter as of June 30, 2018 as the Company does not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

The Company has also consulted with the SEC’s Office of the Chief Accountant (“OCA”) on certain accounting matters pertaining to the financial reporting and measurement of MSR assets, MSR-related servicing advances, and the MSR financing liability that arose as a result of 2013 and 2014 MSR financing liability transactions.  The OCA consultation process was initiated in connection with an investigation by the Division of Enforcement that remains ongoing.  Subsequently, the Company was informed by the OCA that it has completed its review. No material adjustments to the Company's consolidated financial position, results of operations, or its cash flows for the current or prior periods resulted from the OCA consultation process.

In addition, the Company is a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures the Company took, as loan servicer, after the borrowers defaulted and the Company's vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, the Company entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the settlement from the court. The Company is pursuing reimbursement of the settlement payment from the owners of the loans it serviced, but there can be no assurance that the Company would prevail with any claims for reimbursement.

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

On May 8, 2018, a purported class action lawsuit styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH Corp., Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants. The complaint alleged that the defendants violated the Exchange Act by disseminating a false and misleading registration statement. In order to, among other things, eliminate the burden, inconvenience, expense, risk, and disruption of continued litigation, on June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff without the defendants admitting any wrongdoing or conceding the materiality of any supplemental disclosures. Pursuant to the MOU, the Parties agreed that the defendants would cause to be made certain supplemental disclosures set forth in an 8-K filed with the SEC on June 26, 2018. The MOU further specifies that, within five (5) business days of the closing of the Merger, the Parties will file a stipulation of dismissal of the purported class action lawsuit. That stipulation will dismiss plaintiff’s individual claims with prejudice, and dismiss the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice. The MOU did not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.

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

As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the matter is deemed to be both probable and reasonably estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes legal settlements and the fees paid to external legal service providers, of $3 and $7 for the three and six months ended June 30, 2018, respectively, and $10 and $19 for the three and six months ended June 30, 2017, respectively, was included in general and administrative expenses on the consolidated statements of operations.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $22 to $53 in excess of the accrued liability (if any) related to those matters as of June 30, 2018. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within the estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company's maximum loss exposure and the Company cannot provide assurance that its litigations reserves will not need to be adjusted in the future. Thus, the Company's exposure and ultimate losses may be higher, possibly significantly so, than the amounts accrued or this aggregate amount.

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

Other Loss Contingencies
As part of the Company's ongoing operations, it acquires servicing rights of forward and reverse mortgage loan portfolios that are subject to indemnification based on the representations and warranties of the seller. From time to time, the Company will seek recovery under these representations and warranties for incurred costs. The Company believes all balances sought from sellers recorded in advances and other receivables and reverse mortgage interests represent valid claims. However, the Company acknowledges that the claims process can be a prolonged due to the required time to perfect claims at the loan level. Because of the required time to perfect or remediate these claims, management relies on the sufficiency of documentation supporting the claim, current negotiations with the counterparty and other evidence to evaluate whether a reserve is required for non-recoverable balances. In the absence of successful negotiations with the seller, all amounts claimed may not be recovered. Balances may be written-off and charged against earnings when management identifies amounts where recoverability from the seller is not likely. As of June 30, 2018, the Company believes all recorded balances for which recovery is sought from the seller are valid claims and no evidence suggests additional reserves are warranted at this time.

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

The Company has certain reverse MSRs and reverse mortgage loans related to approximately $32,264 and $34,635 of UPB in reverse mortgage loans as of June 30, 2018 and December 31, 2017, respectively. As servicer for these reverse mortgage loans, among other things, the Company is obligated to fund borrowers' draws to the loan customers as required in accordance with the loan agreement. As of June 30, 2018 and December 31, 2017, the Company’s maximum unfunded advance obligation to fund borrower draws related to these MSRs and loans was approximately $3,426 and $3,713, respectively. Upon funding any portion of these draws, the Company expects to securitize and sell the advances in transactions that will be accounted for as secured borrowings.

16. Business Segment Reporting

The Company's segments are based upon the Company's organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-Allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

The following tables present financial information by segment.

	Three Months Ended June 30, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$248	$17	$62	$(11)	$316	$1	$317
Net gain on mortgage loans held for sale	—	116	—	11	127	—	127
Total revenues	248	133	62	—	443	1	444
Total Expenses	166	102	52	—	320	19	339
Other income (expenses)
Interest income	121	17	—	—	138	2	140
Interest expense	(115)	(16)	—	—	(131)	(33)	(164)
Other	—	—	—	—	—	(2)	(2)
Total Other Income (expenses), net	6	1	—	—	7	(33)	(26)
Income (loss) before income tax expense (benefit)	$88	$32	$10	$—	$130	$(51)	$79
Depreciation and amortization for property and equipment and intangible assets	$6	$3	$3	$—	$12	$2	$14
Total assets	$14,640	$4,794	$423	$(3,538)	$16,319	$871	$17,190

	Three Months Ended June 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$146	$15	$76	$(24)	$213	$—	$213
Net gain on mortgage loans held for sale	—	143	—	24	167	—	167
Total revenues	146	158	76	—	380	—	380
Total Expenses	173	103	67	—	343	24	367
Other income (expenses)
Interest income	123	11	—	—	134	5	139
Interest expense	(138)	(13)	—	—	(151)	(37)	(188)
Other	—	—	8	—	8	(1)	7
Total Other Income (expenses), net	(15)	(2)	8	—	(9)	(33)	(42)
Income (loss) before income tax expense (benefit)	$(42)	$53	$17	$—	$28	$(57)	$(29)
Depreciation and amortization for property and equipment and intangible assets	$5	$3	$3	$—	$11	$4	$15
Total assets	$15,482	$4,447	$369	$(2,694)	$17,604	$673	$18,277

	Six Months Ended June 30, 2018
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$643	$32	$127	$(22)	$780	$1	$781
Net gain on mortgage loans held for sale	—	229	—	22	251	—	251
Total revenues	643	261	127	—	1,031	1	1,032
Total expenses	348	211	104	—	663	40	703
Other income (expenses)
Interest income	247	32	—	—	279	6	285
Interest expense	(233)	(31)	—	—	(264)	(71)	(335)
Other	(1)	—	9	—	8	(2)	6
Total other income (expenses), net	13	1	9	—	23	(67)	(44)
Income (loss) before income tax expense (benefit)	$308	$51	$32	$—	$391	$(106)	$285
Depreciation and amortization for property and equipment and intangible assets	$13	$6	$6	$—	$25	$4	$29
Total assets	$14,640	$4,794	$423	$(3,538)	$16,319	$871	$17,190

	Six Months Ended June 30, 2017
	Servicing	Originations	Xome	Eliminations	Total Operating Segments	Corporate and Other	Consolidated
Revenues
Service related, net	$346	$31	$161	$(43)	$495	$1	$496
Net gain on mortgage loans held for sale	—	268	—	43	311	—	311
Total revenues	346	299	161	—	806	1	807
Total expenses	328	220	139	—	687	49	736
Other income (expenses)
Interest income	243	25	—	—	268	10	278
Interest expense	(277)	(26)	—	—	(303)	(78)	(381)
Other	—	—	8	—	8	(2)	6
Total other income (expenses), net	(34)	(1)	8	—	(27)	(70)	(97)
Income (loss) before income tax expense (benefit)	$(16)	$78	$30	$—	$92	$(118)	$(26)
Depreciation and amortization for property and equipment and intangible assets	$10	$5	$7	$—	$22	$7	$29
Total assets	$15,482	$4,447	$369	$(2,694)	$17,604	$673	$18,277

17. Guarantor Financial Statement Information

As of June 30, 2018, Nationstar Mortgage LLC and Nationstar Capital Corporation(1) (collectively, the "Issuer"), both wholly-owned subsidiaries of the Company, have issued unsecured senior notes with outstanding aggregate principal amount of $1,825, which mature on various dates through June 2022. The unsecured senior notes are unconditionally guaranteed, jointly and severally, by all of Nationstar Mortgage LLC’s existing and future domestic subsidiaries other than its securitization and certain finance subsidiaries, certain other restricted subsidiaries, excluded restricted subsidiaries and subsidiaries that in the future Nationstar Mortgage LLC designates as unrestricted subsidiaries. All guarantor subsidiaries are 100% owned by Nationstar Mortgage LLC. The Company and its two direct wholly-owned subsidiaries are guarantors of the unsecured senior notes as well. Presented below are the condensed consolidating financial statements of the Company, Nationstar Mortgage LLC and the guarantor subsidiaries for the periods indicated.

In the condensed consolidating financial statements presented below, the Company allocates income tax expense to Nationstar Mortgage LLC as if it were a separate tax payer entity pursuant to ASC 740, Income Taxes.

(1) Nationstar Capital Corporation has no assets, operations or liabilities other than being a co-obligor of the unsecured senior notes.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET JUNE 30, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$166	$1	$18	$—	$185
Restricted cash	—	187	—	123	—	310
Mortgage servicing rights	—	3,319	—	37	—	3,356
Advances and other receivables, net	—	1,317	—	—	—	1,317
Reverse mortgage interests, net	—	8,615	—	862	—	9,477
Mortgage loans held for sale at fair value	—	1,635	—	—	—	1,635
Mortgage loans held for investment, net	—	—	—	132	—	132
Property and equipment, net	—	106	—	17	—	123
Derivative financial instruments at fair value	—	62	—	—	—	62
Other assets	—	466	192	573	(638)	593
Investment in subsidiaries	2,070	574	—	—	(2,644)	—
Total assets	$2,070	$16,447	$193	$1,762	$(3,282)	$17,190

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,815	$—	$—	$—	$1,815
Advance facilities, net	—	49	—	467	—	516
Warehouse facilities, net	—	3,086	—	—	—	3,086
Payables and accrued liabilities	—	1,255	1	32	—	1,288
MSR related liabilities - nonrecourse at fair value	—	1,043	—	20	—	1,063
Mortgage servicing liabilities	—	27	—	—	—	27
Derivative financial instruments at fair value	—	9	—	—	—	9
Other nonrecourse debt, net	—	6,584	—	861	—	7,445
Payables to affiliates	129	509	—	—	(638)	—
Total liabilities	129	14,377	1	1,380	(638)	15,249
Total stockholders' equity	1,941	2,070	192	382	(2,644)	1,941
Total liabilities and stockholders' equity	$2,070	$16,447	$193	$1,762	$(3,282)	$17,190

(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$247	$7	$63	$—	$317
Net gain on mortgage loans held for sale	—	127	—	—	—	127
Total revenues	—	374	7	63	—	444
Expenses:
Salaries, wages benefits	—	149	1	27	—	177
General and administrative	—	134	—	28	—	162
Total expenses	—	283	1	55	—	339
Other income (expenses):
Interest income	—	127	—	13	—	140
Interest expense	—	(153)	—	(11)	—	(164)
Other income (expenses)	—	(3)	—	1	—	(2)
Gain (loss) from subsidiaries	58	18	—	—	(76)	—
Total other income (expenses), net	58	(11)	—	3	(76)	(26)
Income (loss) before income tax expense (benefit)	58	80	6	11	(76)	79
Less: Income tax expense (benefit)	—	22	—	(1)	—	21
Net income (loss)	58	58	6	12	(76)	58
Less: Net income attributable to non-controlling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$58	$58	$6	$12	$(76)	$58

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$637	$13	$131	$—	$781
Net gain on mortgage loans held for sale	—	251	—	—	—	251
Total revenues	—	888	13	131	—	1,032
Expenses:
Salaries, wages benefits	—	301	2	54	—	357
General and administrative	—	290	1	55	—	346
Total expenses	—	591	3	109	—	703
Other income (expenses):
Interest income	—	258	—	27	—	285
Interest expense	—	(315)	—	(20)	—	(335)
Other income (expense)	—	(4)	—	10	—	6
Gain (loss) from subsidiaries	218	50	—	—	(268)	—
Total other income (expenses), net	218	(11)	—	17	(268)	(44)
Income (loss) before income tax expense (benefit)	218	286	10	39	(268)	285
Less: income tax expense (benefit)	—	68	—	(1)	—	67
Net income (loss)	218	218	10	40	(268)	218
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to Nationstar	$218	$218	$10	$40	$(268)	$218

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2018

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$218	$218	$10	$40	$(268)	$218
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
(Gain) loss from subsidiaries	(218)	(50)	—	—	268	—
Net gain on mortgage loans held for sale	—	(251)	—	—	—	(251)
Reverse mortgage loan interest income	—	(237)	—	—	—	(237)
Gain on sale of assets	—	—	—	(9)	—	(9)
Provision for servicing reserves	—	54	—	—	—	54
Fair value changes and amortization of mortgage servicing rights	—	(155)	—	—	—	(155)
Fair value changes in excess spread financing	—	73	—	1	—	74
Fair value changes in mortgage servicing rights financing liability	—	6	—	—	—	6
Amortization of premiums, net of discount accretion	—	9	—	(3)	—	6
Depreciation and amortization for property and equipment and intangible assets	—	23	—	6	—	29
Share-based compensation	—	7	—	1	—	8
Other (gain) loss	—	3	—	(1)	—	2
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(475)	—	—	—	(475)
Mortgage loans originated and purchased for sale, net of fees	—	(10,639)	—	—	—	(10,639)
Sales proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	11,490	—	10	—	11,500
Excess tax deficiency from share-based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables	—	355	—	—	—	355
Reverse mortgage interests	—	1,314	—	12	—	1,326
Other assets	6	(188)	(10)	202	—	10
Payables and accrued liabilities	—	52	—	(4)	—	48
Net cash attributable to operating activities	6	1,608	—	255	—	1,869

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2018 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(27)	—	(4)	—	(31)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(117)	—	(6)	—	(123)
Net payment related to acquisition of HECM related receivables	—	(1)	—	—	—	(1)
Proceeds on sale of assets	—	—	—	13	—	13
Net cash attributable to investing activities	—	(145)	—	3	—	(142)
Financing Activities
Decrease in warehouse facilities	—	(199)	—	—	—	(199)
Decrease in advance facilities	—	(57)	—	(282)	—	(339)
Proceeds from issuance of HECM securitizations	—	—	—	443	—	443
Repayment of HECM securitizations	—	—	—	(423)	—	(423)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	184	—	—	—	184
Repayment of participating interest financing in reverse mortgage interests	—	(1,368)	—	—	—	(1,368)
Issuance of excess spread financing	—	70	—	—	—	70
Repayment of excess spread financing	—	(93)	—	—	—	(93)
Repayment of nonrecourse debt - legacy assets	—	—	—	(6)	—	(6)
Repurchase of unsecured senior notes	—	(62)	—	—	—	(62)
Surrender of shares relating to stock vesting	(6)	—	—	—	—	(6)
Debt financing costs	—	(7)	—	—	—	(7)
Dividends to non-controlling interests	—	(1)	—	—	—	(1)
Net cash attributable to financing activities	(6)	(1,533)	—	(268)	—	(1,807)
Net decrease in cash, cash equivalents, and restricted cash	—	(70)	—	(10)	—	(80)
Cash, cash equivalents, and restricted cash - beginning of period	—	423	1	151	—	575
Cash, cash equivalents, and restricted cash - end of period	$—	$353	$1	$141	$—	$495

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING BALANCE SHEET DECEMBER 31, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$195	$1	$19	$—	$215
Restricted cash	—	228	—	132	—	360
Mortgage servicing rights	—	2,910	—	31	—	2,941
Advances and other receivables, net	—	1,706	—	—	—	1,706
Reverse mortgage interests, net	—	9,110	—	874	—	9,984
Mortgage loans held for sale at fair value	—	1,891	—	—	—	1,891
Mortgage loans held for investment, net	—	1	—	138	—	139
Property and equipment, net	—	102	—	19	—	121
Derivative financial instruments at fair value	—	65	—	—	—	65
Other assets	—	520	182	779	(867)	614
Investment in subsidiaries	1,846	522	—	—	(2,368)	—
Total assets	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036

Liabilities and Stockholders' Equity
Unsecured senior notes, net	$—	$1,874	$—	$—	$—	$1,874
Advance facilities, net	—	106	—	749	—	855
Warehouse facilities, net	—	3,285	—	—	—	3,285
Payables and accrued liabilities	—	1,197	1	36	—	1,234
MSR related liabilities - nonrecourse at fair value	—	987	—	19	—	1,006
Mortgage servicing liabilities	—	41	—	—	—	41
Derivative financial instruments, at fair value	—	5	—	—	—	5
Other nonrecourse debt, net	—	7,167	—	847	—	8,014
Payables to affiliates	124	742	—	1	(867)	—
Total liabilities	124	15,404	1	1,652	(867)	16,314
Total stockholders' equity	1,722	1,846	182	340	(2,368)	1,722
Total liabilities and stockholders' equity	$1,846	$17,250	$183	$1,992	$(3,235)	$18,036
(1) Issuer balances exclude the balances of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$131	$9	$73	$—	$213
Net gain on mortgage loans held for sale	—	167	—	—	—	167
Total revenues	—	298	9	73	—	380
Expenses:
Salaries, wages and benefits	—	145	1	36	—	182
General and administrative	—	145	5	35	—	185
Total expenses	—	290	6	71	—	367
Other income (expenses):
Interest income	—	124	—	15	—	139
Interest expense	—	(174)	—	(14)	—	(188)
Other expenses	—	(1)	—	8	—	7
Gain (loss) from subsidiaries	(20)	14	—	—	6	—
Total other income (expenses), net	(20)	(37)	—	9	6	(42)
Income (loss) before income tax expense (benefit)	(20)	(29)	3	11	6	(29)
Less: Income tax benefit	—	(10)	—	—	—	(10)
Net income (loss)	(20)	(19)	3	11	6	(19)
Less: Net income attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(20)	$(20)	$3	$11	$6	$(20)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2017
	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Revenues:
Service related, net	$—	$316	$14	$166	$—	$496
Net gain on mortgage loans held for sale	—	310	—	1	—	311
Total Revenues	—	626	14	167	—	807
Expenses:
Salaries, wages and benefits	—	298	2	74	—	374
General and administrative	—	280	7	75	—	362
Total expenses	—	578	9	149	—	736
Other income (expenses):
Interest income	—	251	—	27	—	278
Interest expense	—	(352)	—	(29)	—	(381)
Other expense	—	(2)	—	8	—	6
Gain (loss) from subsidiaries	(18)	29	—	—	(11)	—
Total other income (expenses), net	(18)	(74)	—	6	(11)	(97)
Income (loss) before taxes	(18)	(26)	5	24	(11)	(26)
Income tax benefit	—	(9)	—	—	—	(9)
Net income (loss)	(18)	(17)	5	24	(11)	(17)
Less: net income attributable to non-controlling interests	—	1	—	—	—	1
Net income (loss) attributable to Nationstar	$(18)	$(18)	$5	$24	$(11)	$(18)

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2017

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Operating Activities
Net income (loss) attributable to Nationstar	$(18)	$(18)	$5	$24	$(11)	$(18)
Adjustments to reconcile net income (loss) to net cash attributable to operating activities:
Net income attributable to non-controlling interests	—	1	—	—	—	1
(Gain) loss from subsidiaries	18	(29)	—	—	11	—
Net gain on mortgage loans held for sale	—	(310)	—	(1)	—	(311)
Reverse mortgage loan interest income	—	(233)	—	—	—	(233)
(Gain) loss on sale of assets	—	—	—	(8)	—	(8)
Provision for servicing reserves	—	59	—	—	—	59
Fair value changes and amortization of mortgage servicing rights	—	233	—	—	—	233
Fair value changes in excess spread financing	—	16	—	(1)	—	15
Fair value changes in mortgage servicing rights financing liability	—	(14)	—	—	—	(14)
Amortization of premiums, net of discount accretion	—	(4,271)	—	4,298	—	27
Depreciation and amortization for property and equipment and intangible assets	—	21	—	8	—	29
Share-based compensation	—	6	—	3	—	9
Other loss	—	9	—	—	—	9
Repurchases of forward loans assets out of Ginnie Mae securitizations	—	(599)	—	—	—	(599)
Mortgage loans originated and purchased for sale, net of fees	—	(8,896)	—	—	—	(8,896)
Sale proceeds and loan payment proceeds for mortgage loans held for sale and held for investment	—	14,290	—	(4,284)	—	10,006
Excess tax benefit from share-based compensation	—	(1)	—	—	—	(1)
Changes in assets and liabilities:
Advances and other receivables	—	118	—	—	—	118
Reverse mortgage interests	—	926	—	(157)	—	769
Other assets	5	(164)	(6)	189	—	24
Payables and accrued liabilities	—	(337)	—	(11)	—	(348)
Net cash attributable to operating activities	5	807	(1)	60	—	871

(1) Issuer activities exclude the activities of its guarantor and non-guarantor subsidiaries, as previously described.

NATIONSTAR MORTGAGE HOLDINGS INC. CONSOLIDATING STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2017 (Continued)

	Nationstar	Issuer(1)	Guarantor (Subsidiaries of Issuer)	Non-Guarantor (Subsidiaries of Issuer)	Eliminations	Consolidated
Investing Activities
Property and equipment additions, net of disposals	—	(23)	—	(2)	—	(25)
Purchase of forward mortgage servicing rights, net of liabilities incurred	—	(6)	—	(7)	—	(13)
Proceeds on sale of forward and reverse mortgage servicing rights	—	(2)	—	—	—	(2)
Proceeds on sale of assets	—	16	—	—	—	16
Net cash attributable to investing activities	—	(15)	—	(9)	—	(24)
Financing Activities
Increase in warehouse facilities	—	100	—	—	—	100
Decrease in advance facilities	—	(76)	—	(138)	—	(214)
Proceeds from issuance of HECM securitizations	—	—	—	308	—	308
Repayment of HECM securitizations	—	(1)	—	(175)	—	(176)
Proceeds from issuance of participating interest financing in reverse mortgage interests	—	355	—	—	—	355
Repayment of participating interest financing in reverse mortgage interests	—	(1,260)	—	—	—	(1,260)
Repayment of excess spread financing	—	(109)	—	—	—	(109)
Repayment of nonrecourse debt - legacy assets	—	—	—	(9)	—	(9)
Repurchase of unsecured senior notes	—	(95)	—	—	—	(95)
Surrender of shares relating to stock vesting	(5)	—	—	—	—	(5)
Debt financing costs	—	(6)	—	—	—	(6)
Dividends to non-controlling interests	—	(5)	—	—	—	(5)
Net cash attributable to financing activities	(5)	(1,097)	—	(14)	—	(1,116)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(305)	(1)	37	—	(269)
Cash, cash equivalents, and restricted cash - beginning of period	—	612	2	263	—	877
Cash, cash equivalents, and restricted cash - end of period	$—	$307	$1	$300	$—	$608

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

The fair value of the outstanding liability related to these agreements was $843 and $857 at June 30, 2018 and December 31, 2017, respectively. For the three months ended June 30, 2018 and 2017, Nationstar fees paid to New Residential Entity totaled $52 and $63, respectively. Fees paid to New Residential Entity totaled $105 and $127 during the six months ended June 30, 2018 and 2017, respectively, which are recorded as a reduction to servicing fee revenue, net.

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

The fair value of the outstanding liability related to the sale agreement was $16 and $10 at June 30, 2018 and December 31, 2017, respectively. The Company did not enter into any additional supplemental agreements with these affiliates in 2018 and 2017.

Subservicing and Servicing
In January 2017, the Company entered into a subservicing agreement with a subsidiary of New Residential. The boarding of loans related to this subservicing agreement was completed during the fourth quarter of 2017, with the Company boarding a total UPB of $105 billion. The Company earned $18 and $6 of subservicing fees and other subservicing revenues during the three months ended June 30, 2018 and 2017, respectively, and $37 and $6 during the six months ended June 30, 2018 and 2017, respectively.

In May 2014, the Company entered into a servicing arrangement with New Residential whereby the Company will service residential mortgage loans acquired by New Residential and/or its various affiliates and trust entities. For the three months ended June 30, 2018 and 2017, Nationstar recognized revenue of $2 and $6 related to these servicing arrangements, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized revenue of $3 and $8 related to these servicing arrangements, respectively. The Company acted as servicer or master servicer for New Residential related to the collapse of certain securitization trusts pursuant the exercise by New Residential of its clean up call rights. The Company earned revenue of $0.2 and $0.4 for these administration services during the three months ended June 30, 2018 and 2017, respectively. The Company earned revenue of $0.4 and $1 for these administration services during the six months ended June 30, 2018 and 2017, respectively.

19. Subsequent Events

On August 1, 2018, the Company purchased a mortgage solutions business for cash consideration of approximately $35. Under the agreement, the Company has agreed to make potential earnout payments based on revenue retention targets and certain types of new business.

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

A number of important factors exist that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	our ability to maintain or grow the size of our servicing portfolio;

•	our ability to maintain or grow our originations volume;

•	our ability to recapture voluntary prepayments related to our existing servicing portfolio;

•	our shift in the mix of our servicing portfolio to subservicing, which is highly concentrated;

•	delays in our ability to collect or be reimbursed for servicing advances;

•	our ability to obtain sufficient capital to operate our business;

•	changes in prevailing interest rates;

•	our ability to finance and recover costs of our reverse servicing operations;

•	our ability to successfully implement our strategic initiatives;

•	changes in our business relationships or changes in servicing guidelines with Fannie Mae, Freddie Mac and Ginnie Mae;

•	Xome's ability to compete in highly competitive markets;

•	our ability to pay down debt;

•	legal and regulatory examinations and enforcement investigations and proceedings, compliance requirements and related costs;

•	our ability to prevent cyber intrusions and mitigate cyber risks; and

•	loss of our licenses.

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

OVERVIEW
With our 3.2 million customers, we are an integrated servicer, originator and provider of transaction-based services for residential mortgages in the United States. Our operations are conducted through three segments: Servicing, Originations and Xome. Our Servicing segment performs activities for originated and purchased loans, and acts as a subservicer for certain clients that own the underlying servicing rights. Our Originations segment originates, purchases and sells mortgage loans. Our Servicing and Originations segments principally operate through our Mr. Cooper® trade name. Our Xome segment offers technology and data enhanced solutions to home buyers, home sellers, real estate professionals, and companies engaged in the servicing and origination of mortgage loans.

Our success depends on working with customers, investors and GSEs to deliver quality services and solutions that foster and preserve home ownership. We continue to demonstrate our emergence as a leader in the residential mortgage marketplace not only through the expansion of our serviced portfolios, but also through our customer-first focus.

Our Servicing segment posted $88 income before taxes and ended the second quarter with $498 billion UPB. We boarded $20 billion UPB in the second quarter of 2018, and anticipate boarding an estimated $66 billion UPB, consisting of both forward MSR and subservicing, in the second half of year. Our Originations segment continues to grow in our correspondent and direct-to-consumer channels through an increased focus on new customers and purchase transactions. We funded over 25,000 loans totaling approximately $5.5 billion which was the highest quarterly volume in the past 18 quarters. The Originations segment also continues to expand product offerings to attract existing and new customers. Xome continues to win third-party business. Third-party listings accounted for over 35% of total default property sales in the second quarter of 2018.

On February 12, 2018, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WMIH Corp., a Delaware corporation ("WMIH"), and Wand Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of WMIH ("Merger Sub"). On July 31, 2018, pursuant to the Merger Agreement, Merger Sub was merged with and into us (the “Merger”), with us continuing as a wholly-owned subsidiary of WMIH.

Second Quarter 2018 Highlights

Major highlights for the second quarter of 2018 include:

•	Boarded $20,200 UPB comprised of $14,220 UPB of forward MSR and $5,980 UPB of subservicing

•	Provided 14,715 solutions to our mortgage servicing customers, reflecting our continued commitment to foster and preserve homeownership

•	Improved delinquency rate, measured as loans that are 60 or more days behind in payment, to 2.8%, the lowest in our history

•	Funded 25,315 loans totaling $5,543, which included $2,552 related to retaining customers from our servicing portfolio

•	Achieved recapture rate of 21.8% for 2018

•	Sold 3,112 properties and completed 117,093 Xome service orders

•	Repurchased $44 unsecured senior notes during the quarter

Liquidity and Capital Resources
We recorded cash and cash equivalents on hand of $185 as of June 30, 2018 compared to $215 as of December 31, 2017. Total stockholders' equity was $1,941 as of June 30, 2018 compared to $1,722 as of December 31, 2017. During the six months ended June 30, 2018, operating activities provided cash totaling $1,869. The decrease in cash balance in 2018 is primarily due to the reduction in borrowings on our advance facilities, repurchase of unsecured senior notes and other nonrecourse debt in an effort to reduce interest costs. Generally, these facilities can be increased or decreased to align with our cash requirements. We continue to maintain a capital position with ratios exceeding current regulatory guidelines and believe we have sufficient liquidity to conduct our business. We closely monitor our liquidity position and ongoing funding requirements, and regularly monitor and project cash flow to minimize liquidity risk.

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

We have sufficient borrowing capacity to support our operations. As of June 30, 2018, total available borrowing capacity is $7,670, of which $4,067 is unused.

RESULTS OF OPERATIONS

Consolidated and Segment Results

Table 1. Consolidated Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues - operational(1)	$425	$464	$861	$923
Revenues - Mark-to-market(1)	19	(84)	171	(116)
Total revenues	444	380	1,032	807
Expenses	339	367	703	736
Other income (expenses), net	(26)	(42)	(44)	(97)
Income before income tax expense	79	(29)	285	(26)
Less: Income tax expense	21	(10)	67	(9)
Net income	58	(19)	218	(17)
Less: Income attributable to non-controlling interests	—	1	—	1
Net income attributable to Nationstar	$58	$(20)	$218	$(18)

Effective tax rate	26.5%	33.1%	23.6%	32.8%

Income (loss) before income tax expense by operating and non-operating segments:
Servicing	$88	$(42)	$308	$(16)
Originations	32	53	51	78
Xome	10	17	32	30
Corporate and other	(51)	(57)	(106)	(118)
Consolidated income before income tax expense	$79	$(29)	$285	$(26)

(1) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 and $12 from operational revenues to mark-to-market revenues in the three and six months ended June 30, 2017, respectively. Net income was not affected by this reclassification adjustment.

During the three and six months ended June 30, 2018, income before income tax increased compared to the same periods in 2017 due to higher total revenues primarily driven by favorable MTM revenue adjustments associated with the rising interest rate environment. The favorable MTM revenue adjustments were partially offset by a decrease in operational revenues. Operational revenue was down due to a shift in mix to subservicing volume in Servicing and increased correspondent volume in Originations.

Consolidated expenses decreased during the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increased productivity and cost reduction initiatives in our Originations segment and volume declines in Xome, partially offset by increases in Servicing expense. Servicing expenses increased primarily due to the significant expansion of the servicing portfolio in the second half of 2017 and an increase in reserve provision for potential losses associated with claims, reverse mortgage interests, and other receivables.

Consolidated other income (expenses), net improved during the three and six months ended June 30, 2018 compared to the same periods in 2017. The improvement is primarily due to a decline in interest expense in our Servicing segment in 2018 as a result of lower MSR financing related interest expense and improved banking relationships.

Income before tax significantly increased during the three and six months ended June 30, 2018 compared to the same periods in 2017, resulting in an increase in income tax expense. The effective tax rate declined to 26.5% and 23.6% in the three and six months ended June 30, 2018 from 33.1% and 32.8% in the same periods in 2017, respectively. The decrease in the effective tax rate in 2018 was primarily due to the impact of the Tax Reform Act that was enacted on December 22, 2017, which reduced the U.S. corporate income tax rate from 35% to 21%. The decreased rate in 2018 is also attributable to the tax effect of permanent differences and discrete tax items, including an income tax benefit related to actions taken by us to remediate the uncertain tax position.

Segment Results

The Company's segments are based upon the Company's organizational structure, which focuses primarily on the services offered. Corporate functional expenses are allocated to individual segments based on the actual cost of services performed based on direct resource utilization, estimate of percentage use for shared services or headcount percentage for certain functions. Facility costs are allocated to individual segments based on cost per headcount for specific facilities utilized. Group insurance costs are allocated to individual segments based on global cost per headcount. Non-allocated corporate expenses include the administrative costs of executive management and other corporate functions that are not directly attributable to our operating segments. Revenues generated on inter-segment services performed are valued based on similar services provided to external parties.

Servicing Segment

We service both forward and reverse mortgage loan portfolios. Our forward loan portfolios include loans for which we own the legal title to the servicing rights and loans where we act as the subservicer for which title to the servicing rights is owned by third parties. Our Mr. Cooper® and Champion Mortgage® brands together service approximately 3.2 million customers with an outstanding principal balance of approximately $498 billion. As of June 30, 2018, the outstanding principal balance consisted of approximately $465 billion in forward loan portfolios, of which $187 billion was subservicing, and $32 billion in reverse servicing.

Forward MSR - Servicing revenues related to forward MSR portfolios include base, incentive and other servicing fees. Forward MSR portfolios are recorded at fair value, and revenues are adjusted to reflect the change in fair value each period. Fair value consists of both credit sensitive MSRs, primarily acquired through bulk acquisitions, and interest rate sensitive MSRs, primarily acquired through flow transactions generated from our origination activities. For MSRs marked at fair value that are interest rate sensitive, servicing values are typically correlated to interest rates such that when interest rates rise, the value of the servicing portfolio increases primarily as a result of expected lower prepayments. The value of credit sensitive MSRs are less influenced by movement in interest rates and more influenced by changes in loan performance factors which impact involuntary prepayment speeds and delinquency rates.

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

Reverse Servicing - Although we do not originate reverse mortgage loans, we service acquired reverse mortgage portfolios. A MSR or MSL is recorded for acquired servicing rights associated with unsecuritized portfolios. We also service reverse mortgage portfolios that have been securitized. The total amounts of the securitized loan assets and related financing liabilities are recorded within the consolidated financial statements as reverse mortgage interests and nonrecourse debt because the securitization transactions do not qualify for sale accounting treatment. Reverse MSRs and MSLs are recorded at fair value upon acquisition and carried at amortized cost in subsequent periods. We earn servicing fee income on all reverse mortgages. Fees associated with reverse MSRs and MSLs are recorded to servicing revenue, whereas fees associated with reverse mortgage interests are recorded to interest income. The interest income accrued for reverse mortgage HECM loans and the interest expense accrued for the respective HMBS are recorded in other income (expense). Accretion of the discounted purchase price on certain portfolios is recorded to other income (expense).

The following table sets forth the results of operations for the Servicing segment.

Table 2. Servicing Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Operational(1)	$277	$296	$568	$589
Amortization	(48)	(66)	(96)	(127)
Mark-to-market(1)	19	(84)	171	(116)
Total revenues	248	146	643	346
Expenses	166	173	348	328
Total other income (expenses), net	6	(15)	13	(34)
Income before income tax expense	$88	$(42)	$308	$(16)

(1) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 and $12 from operational revenues to mark-to-market revenues in the three and six months ended June 30, 2017, respectively. Income before income tax expense was not affected by this reclassification adjustment.

For the three and six months ended June 30, 2018, total revenues increased compared to the same periods in 2017 due to favorable mark-to-market revenues. The change in the mark-to-market revenue for the three and six months ended June 30, 2018 was primarily due to the higher interest rate environment when compared to the same periods in 2017. The decrease in operational revenues for the three and six months ended June 30, 2018 was primarily due to lower average MSR UPB as of June 30, 2018 compared to June 30, 2017, resulting in a decrease in base servicing fees and other ancillary revenues. Partially offsetting this decrease in base servicing fees and other ancillary revenues was an increase in subservicing fees due to the significant growth of the subservicing portfolio as of June 30, 2018 compared to June 30, 2017. Amortization for the three and six months ended June 30, 2018 decreased due to a decrease in MSR holdings and lower prepayments compared to the same periods in 2017. Other income (expense), net, increased for the three and six months ended June 30, 2018 primarily due to a decline in interest expense related to MSR financing, lower compensating interest expense, and an increase in interest income from rising interest rates.

Expenses for the three months ended June 30, 2018 decreased compared to the same period in 2017 primarily due to our continued cost saving initiatives. Expenses for the six months ended June 30, 2018 increased from the comparable period in 2017 primarily due to the increase in reserve provisions for potential losses associated with claims, reverse mortgage interests, and other receivables during the first quarter of 2018.

The following table provides a rollforward of our forward servicing portfolio UPB, including loans subserviced for others.

Table 3. Forward Servicing and Subservicing Portfolio UPB Rollforward	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance - beginning of period	$466,401	$431,825	$473,256	$434,295
Additions:
Originations	5,545	4,256	10,633	9,154
Acquisitions	14,655	47,513	20,804	60,826
Deductions:
Dispositions	(1,739)	(424)	(1,793)	(2,105)
Principal reductions and other	(4,724)	(4,342)	(9,659)	(7,974)
Voluntary reductions(1)	(13,166)	(14,839)	(24,829)	(27,930)
Involuntary reductions(2)	(1,478)	(1,931)	(2,823)	(4,093)
Net changes in loans serviced by others	(96)	(185)	(191)	(300)
Balance - end of period	$465,398	$461,873	$465,398	$461,873

(1) Voluntary reductions are related to loan payoffs by customers.
(2) Involuntary reductions refer to loan chargeoffs.

During the three and six months ended June 30, 2018, our forward servicing and subservicing portfolio UPB decreased primarily due to loan run-off and reductions out-pacing the boarding of loans generated from Originations and acquisitions.

The following table provides the composition of revenues for the Servicing segment.

Table 4. Servicing - Revenues	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)	Amounts	bps(1)
Forward MSR Operational Revenue
Base servicing fees	$214	17	$229	19	$433	17	$464	19
Modification fees(2)	13	1	12	—	20	1	28	1
Incentive fees(2)	4	—	8	—	11	—	13	1
Late payment fees(2)	19	2	20	2	39	2	44	2
Other ancillary revenues(2)(3)	26	2	44	4	53	2	82	3
Total forward MSR operational revenue	276	22	313	25	556	22	631	26
Base subservicing fees and other subservicing revenue(2)	37	3	29	3	74	3	52	2
Reverse servicing fees	14	1	13	1	33	1	27	1
Total servicing fee revenue	327	26	355	29	663	26	710	29
Amortization
Forward MSR amortization	(84)	(7)	(105)	(8)	(162)	(7)	(207)	(8)
Excess spread accretion	36	3	40	3	66	3	82	3
Reverse MSR amortization	—	—	(1)	—	—	—	(2)	—
Total amortization	(48)	(4)	(66)	(5)	(96)	(4)	(127)	(5)
MSR financing liability costs	(14)	(1)	(19)	(2)	(29)	(1)	(39)	(2)
Excess spread costs - principal	(36)	(2)	(40)	(3)	(66)	(2)	(82)	(3)
Total operational revenue	229	19	230	19	472	19	462	19
Mark-to-Market Adjustments
MSR MTM(3)(4)	25	2	(108)	(9)	251	10	(114)	(5)
Excess spread / financing MTM	(6)	—	24	2	(80)	(3)	(2)	—
Total MTM adjustments	19	2	(84)	(7)	171	7	(116)	(5)
Total revenues - Servicing	$248	21	$146	12	$643	26	$346	14

(1) Calculated basis points ("bps") are as follows: Annualized $ amount/Total average UPB X 10000.
(2) Certain ancillary and other non-base fees related to subservicing operations are separately presented as other subservicing revenues.
(3) In the fourth quarter of 2017, we reevaluated presentation of adjustments related to certain GNMA early buyout activities and reclassified $6 and $12 from other ancillary revenues to MSR MTM in the three and six months ended June 30, 2017, respectively. Total revenues were not affected by this reclassification adjustment.
(4) The amount of MSR MTM includes $22 and $22 associated with inactive and liquidated loans that are no longer part of the MSR portfolio for the three months ended June 30, 2018 and 2017, respectively, and $34 and $37 for the six months ended June 30, 2018 and 2017, respectively. These amounts were transferred to reserves on advances and other receivables during the first two quarters of 2018 and 2017, respectively.

Forward - Due to the decline of the forward MSR portfolio's UPB, base servicing fee revenue decreased in the three and six months ended June 30, 2018 as compared to the same periods in 2017. Servicing fees per total average UPB declined to 17 bps in the three and six months ended June 30, 2018 from 19 bps in the same periods in 2017. The decrease in bps was primarily due to the increase in the total average UPB driven by the growth in our subservicing portfolio. The improvement in delinquency rates as of June 30, 2018 also contributed to the decrease in modification fees, late payment fees and other ancillary.

MSR prepayment and scheduled amortization decreased in the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to lower MSR holdings and lower prepayments as a result of a higher interest rate environment.

Total MTM adjustments improved in the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to the higher interest environment.

Subservicing - Subservicing fees increased in the three and six months ended June 30, 2018 as compared to the same periods in 2017, due to growth of $50 billion in the average UPB of subserviced portfolios in 2018. A significant subservicing contract was executed in the first quarter of 2017, resulting in the total boarding of $105 billion UPB in subserviced loans during 2017, of which $69 billion UPB was boarded in the second half of 2017. In addition, $47 billion UPB was deboarded in the fourth quarter of 2017 in connection with the termination of a subservicing agreement.

Reverse - Reverse servicing fees on reverse mortgage portfolios increased in the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to the incremental recognition of additional consideration associated with the acquisition of servicing rights related to $9,305 UPB of Fannie Mae reverse mortgage loans in December 2016.

Table 5. Servicing Portfolio - Unpaid Principal Balances	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average UPB:
Forward MSRs	$277,297	$302,243	$279,504	$306,513
Subservicing and other(1)	187,068	154,704	187,663	137,931
Reverse portfolio	32,873	36,868	33,651	37,639
Total average UPB	$497,238	$493,815	$500,818	$482,083

			June 30,
			2018	2017
Ending UPB:
Forward MSRs
Agency			$206,017	$217,964
Non-agency			72,088	78,380
Total Forward MSRs			278,105	296,344

Subservicing and other(1)
Agency			178,236	156,597
Non-agency			9,057	8,932
Total subservicing and other			187,293	165,529

Reverse loans
MSL(2)			22,777	25,712
Securitized loans			9,487	10,589
Total reverse portfolio serviced			32,264	36,301
Total ending UPB			$497,662	$498,174

(1) Subservicing and other includes (i) loans we service for others, (ii) residential mortgage loans originated but have yet to be sold, and (iii) agency REO balances for which we own the mortgage servicing rights.
(2) MSL UPB as of June 30, 2017 includes reverse MSR UPB of $9,874.

Key Metrics

The table below presents the number of modifications and workout units with our serviced portfolios.

Table 6. Forward Loan Modifications and Workout Units	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Home Affordable Modification Program ("HAMP") modifications	9	2,243	31	6,575
Non-HAMP modifications	7,547	5,505	13,382	11,320
Workouts(1)	7,159	7,274	21,252	14,879
Total modification and workout units	14,715	15,022	34,665	32,774

(1) Workout units in 2017 were updated to include payment deferral modifications.

Total modifications and workouts during the three months ended June 30, 2018 decreased compared to the same period in 2017 primarily due to decreasing delinquency and the decline in HAMP modification program, which has expired. Total modifications and workouts during the six months ended June 30, 2018 increased compared to the same period in 2017 primarily due to a higher volume of payment deferral modifications and repayment plans.

The table below summarizes the overall performance of the forward servicing and subservicing portfolio.

Table 7. Key Performance Metrics - Forward Servicing and Subservicing Portfolio(1)	June 30,
	2018	2017
Loan count	2,970,692	2,815,303
Average loan amount(2)	$156,688	$164,087
Average coupon - credit sensitive(3)	4.8%	4.7%
Average coupon - interest sensitive(3)	4.2%	4.2%
60+ delinquent (% of loans)(4)	2.8%	3.5%
90+ delinquent (% of loans)(4)	2.5%	3.2%
120+ delinquent (% of loans)(4)	2.3%	2.9%
Total prepayment speed (12 month constant pre-payment rate)	12.1%	14.2%

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

Delinquency is a significant assumption in determining the mark-to-market adjustment and is a key indicator of MSR portfolio performance. Delinquent loans contribute to lower MSR values due to higher costs to service loans and increased carrying costs of advances. We continue to experience decreasing delinquency rates in the six months ended June 30, 2018, which preserves the value of our MSRs.

Servicer Ratings

We participate in ratings reviews with nationally recognized ratings agencies for its mortgage servicing operations. The attainment of favorable ratings is important to maintaining strong relationships with our customers and compliance with provisions in servicing and debt agreements. The table below sets forth our most recent ratings for its servicing operations as of June 30, 2018.

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

In January 2018, S&P affirmed our above average ranking as a residential master servicer. The assessment is based on our seasoned management team with substantive industry knowledge, well-documented and formatted policies and procedures, good internal controls, as well as an efficient and stable platform with a market position as one of the largest residential mortgage master servicers as measured by portfolio size. The ranking of our outlook is stable as we continue to perform as an overall effective residential mortgage master servicer and have a sufficient financial position. We have been growing our servicing portfolio in a challenging environment and continue to enhance our systems and processes to accommodate new portfolio and client requirements.

Servicing Expenses

The table below summarizes expenses in the Servicing segment.

Table 9. Servicing - Expenses	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Salaries, wages and benefits	$74	6	$73	6	$150	6	$142	6
General and administrative
Servicing support fees	35	3	38	3	62	2	71	3
Corporate and other general and administrative expenses	32	2	33	3	63	3	66	2
Foreclosure and other liquidation related expenses	19	2	24	2	60	2	39	2
Depreciation and amortization	6	—	5	—	13	1	10	—
Total general and administrative expenses	92	7	100	8	198	8	186	7
Total expenses - Servicing	$166	13	$173	14	$348	14	$328	13

Total expenses decreased in the three months ended June 30, 2018 compared to the same period in 2017 primarily due to lower foreclosure and other liquidation related expenses and servicing support fees. Foreclosure and other liquidation related expenses and servicing support fees decreased in the three months ended June 30, 2018 as a result of cost containment measures, as well as lower reserve requirements related to our reverse mortgage portfolio.

Total expenses increased in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in foreclosure and other liquidation related expenses and salaries, wages and benefits. Foreclosure and other liquidation related expenses increased in the six months ended June 30, 2018 primarily due to an increase in reserves provision in the first quarter of 2018 related to our reverse mortgage portfolio. Salaries, wages and benefits expenses increased in the six months ended June 30, 2018 due to the significant expansion of the servicing portfolio in the second half of 2017. Additionally, in the third quarter of 2017, we launched our own reverse servicing system and terminated our existing contract with a subservicer. As a result, we increased staff to perform tasks previously performed or outsourced by the subservicer. Though salaries, wages and benefits increased in 2018, it remained stable when measured in bps of UPB due to improved portfolio performance.

Table 10. Servicing - Other Income (Expenses), Net	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amounts	bps	Amounts	bps	Amounts	bps	Amounts	bps
Reverse mortgage interest income	$118	10	$115	9	$237	10	$233	10
Other interest income	3	—	8	1	10	—	10	—
Interest income	121	10	123	10	247	10	243	10

Reverse mortgage interest expense	(95)	(8)	(99)	(8)	(191)	(7)	(198)	(8)
Advance interest expense	(12)	(1)	(9)	(1)	(17)	(1)	(18)	(1)
Other interest expense	(8)	(1)	(30)	(2)	(25)	(1)	(61)	(2)
Interest expense	(115)	(10)	(138)	(11)	(233)	(9)	(277)	(11)
Other expense	—	—	—	—	(1)	—	—	—
Total other income (expenses), net - Servicing	$6	—	$(15)	(1)	$13	1	$(34)	(1)

Weighted average cost - advance facilities	4.0%		3.1%		3.9%		3.1%
Weighted average cost - excess spread financing	8.8%		8.9%		8.9%		8.9%

Total other income (expenses), net improved in the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to a decrease in other interest expense. The decrease in other interest expense is primarily a result of a decrease in interest expense related to MSR financing, lower compensating interest expense and improved banking relationships.

Serviced Portfolio and Liabilities

Table 11. Serviced Portfolios and Related Liabilities	June 30, 2018			December 31, 2017
	UPB	Carrying Amount	Weighted Avg. Coupon	UPB	Carrying Amount	Weighted Avg. Coupon
Forward MSRs - fair value
Agency	$206,017	$2,647	4.5%	$202,868	$2,251	4.5%
Non-agency	72,088	709	4.7%	78,512	686	4.6%
Total Forward MSRs - fair value	278,105	3,356	4.5%	281,380	2,937	4.5%

Subservicing and other(1)
Agency	178,236	N/A	N/A	183,519	N/A	N/A
Non-agency	9,057	N/A	N/A	8,357	N/A	N/A
Total subservicing and other	187,293	N/A	N/A	191,876	N/A	N/A

Reverse portfolio - amortized cost
MSL(2)	22,777	(27)	N/A	25,124	(37)	N/A
Securitized loans	9,487	9,477	N/A	9,988	9,984	N/A
Total reverse portfolio serviced	32,264	9,450	N/A	35,112	9,947	N/A
Total servicing portfolio unpaid principal balance	$497,662	$12,806	N/A	$508,368	$12,884	N/A

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

Table 12. Fair Value MSR Valuation	June 30, 2018			December 31, 2017
	UPB	Carrying Amount	bps	UPB	Carrying Amount	bps
MSRs - fair value
Credit sensitive	$153,552	$1,695	110	$167,605	$1,572	94
Interest sensitive - agency	124,553	1,661	133	113,775	1,365	120
Total MSRs - fair value	$278,105	$3,356	121	$281,380	$2,937	104

As of June 30, 2018, when measuring the fair value of the portfolio as a basis point of the unpaid principal balance, our credit sensitive pool increased in value by 16 bps compared to December 31, 2017 due to lower delinquency and foreclosure rates, and lower forecasted prepayment speeds. The fair value of our interest sensitive portfolio increased by 13 bps at June 30, 2018 compared to December 31, 2017 due to decreased forecasted prepayment speeds resulting in longer weighted-average lives for MSRs.

The following table provides information on the fair value of our owned forward MSR portfolio.

Table 13. MSRs - Fair Value, Roll Forward	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value - beginning of period	$3,194	$3,168	$2,937	$3,160
Additions:
Servicing retained from mortgage loans sold	71	44	139	103
Purchases of servicing rights	113	8	132	13
Dispositions:
Sales of servicing rights(1)	4	2	4	2
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model:
Credit sensitive	11	(46)	192	(9)
Interest sensitive	33	(42)	91	(65)
Other changes in fair value:
Scheduled principal payments	(19)	(20)	(38)	(42)
Disposition of negative MSRs and other(2)	14	15	23	48
Prepayments
Voluntary prepayments
Credit sensitive	(31)	(45)	(61)	(89)
Interest sensitive	(25)	(27)	(46)	(50)
Involuntary prepayments
Credit sensitive	(5)	(7)	(10)	(16)
Interest sensitive	(4)	(4)	(7)	(9)
Fair value - end of period	$3,356	$3,046	$3,356	$3,046

(1) Amounts are related to the cost to dispose of negative MSR associated with nonperforming loan portfolios.
(2) Amounts primarily represent negative fair values reclassified from the MSR asset to reserves as underlying loans are removed from the MSR and other reclassification adjustments.

The following table sets forth the weighted average assumptions in estimating the fair value of MSRs.

Table 14. MSRs - Fair Value	June 30,
	2018	2017
Credit Sensitive MSRs
Discount rate	11.4%	11.4%
Weighted average prepayment speeds	11.7%	15.8%
Weighted average life of loans	6.6 years	5.9 years

Interest Sensitive MSRs
Discount rate	9.2%	9.2%
Weighted average prepayment speeds	9.8%	11.3%
Weighted average life of loans	7.0 years	6.5 years

Discount rate for credit sensitive and interest sensitive MSRs remained consistent as of June 30, 2018 compared to the same period in 2017. Weighted average lives increased for both credit sensitive and interest sensitive MSRs due to the decline in prepayment speeds, which is attributable to net market interest rate increase period over period.

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

The servicing fees associated with a MSR can be segregated into (i) a base servicing fee and (ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenues, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. We sell a percentage of the excess fee as a method for efficiently financing acquired MSRs. Excess spread financings are presently applicable only to acquired MSRs and originated pools of loans; however, they can be entered into at any time for both acquired and originated MSRs. These financings have been provided by affiliated companies including New Residential and certain funds managed by Fortress Investment Group, and third-parties associated with funds and accounts under management of BlackRock Financial Management, Inc and Värde Partners, Inc.

Excess spread financings are recorded at fair value, and the impact of fair value adjustments on future revenues and capital resources varies primarily due to (i) prepayment speeds and (ii) our ability to recapture prepayments through the origination platform. In Note 2. Mortgage Servicing Rights and Related Liabilities, the range of assumptions and sensitivities related to the measurement of the excess spread financing liability as of June 30, 2018 and December 31, 2017 is disclosed.

The following table sets forth the change in the excess spread liability and the related key weighted average assumptions.

Table 15. Excess Spread Financing	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value - beginning of period	$1,001	$1,181	$996	$1,214
Additions:
New financings	70	—	70	—
Deductions:
Repayments of debt	(2)	—	(2)	—
Settlements of principal balances	(46)	(50)	(91)	(108)
Fair value changes:
Credit Sensitive	20	(3)	66	17
Interest Sensitive	4	(7)	8	(2)
Fair value - end of period	$1,047	$1,121	$1,047	$1,121

			June 30,
Key Assumptions			2018	2017
Weighted average prepayment speeds			11.1%	14.3%
Weighted average life of loans			6.5 years	6.1 years
Discount rate			10.6%	10.8%

Credit Sensitive
Mortgage prepayment speeds			11.4%	14.9%
Average life of mortgage loans			6.5 years	6.0 years
Discount rate			11.1%	11.1%

Interest Sensitive
Mortgage prepayment speeds			9.9%	11.5%
Average life of mortgage loans			6.8 years	6.3 years
Discount rate			9.0%	9.0%
In conjunction with the excess spread financing servicing acquisition structure, we also entered into several sale agreements whereby we sold the right to repayment on outstanding private-label servicing advances and sold the right to receive a portion of the base fee component on the related MSRs as financing cost. These financings are recorded at fair value and the change in fair value is recorded against servicing revenue and interest imputed on the outstanding liability is recorded as interest expense.

Table 16. MSRs Financing Liability - Rollforward	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value - beginning of period	$34	$28	$10	$27
Changes in fair value:(1)
Changes in valuation inputs or assumptions used in the valuation model	(14)	(16)	11	(15)
Other changes in fair value	(4)	1	(5)	1
Fair value - end of period	$16	$13	$16	$13

			June 30,
			2018	2017
Weighted Average Assumptions
Advance financing rates			4.1%	3.4%
Annual advance recovery rates			18.9%	26.0%

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

Table 17. Leveraged Portfolio Characteristics	June 30,
	2018	2017
Owned forward servicing portfolio - unencumbered	$91,619	$78,178
Owned forward servicing portfolio - encumbered	186,486	218,166
Subserviced forward servicing portfolio and other	187,293	165,529
Total unpaid principal balance	$465,398	$461,873

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

Table 18. Reverse - Mortgage Portfolio Characteristics	June 30, 2018	December 31, 2017
Loan count	205,438	212,415
Ending unpaid principal balance	$32,264	$35,112
Average loan amount(1)	$157,050	$165,299
Average coupon	4.2%	3.8%
Average borrower age	79	79

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

Each quarter, we accrete the MSL to service related revenue, net as the respective portfolios run-off. The MSL is assessed for increased obligation based on its fair value, using a variety of assumptions, with the primary assumption being discount rates, prepayment speeds and the borrower life expectancy. The MSLs are stratified based on predominant risk characteristics of the underlying serviced loans. Impairment, if any, represent the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through an increase in valuation allowance. Based on our assessment, no impairment was required for reverse MSLs as of June 30, 2018.

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

Table 19. Originations - Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$133	$158	$261	$299
Expenses	102	103	211	220
Other income (expenses), net	1	(2)	1	(1)
Income before income tax expense	$32	$53	$51	$78
Income before taxes margin	24.1%	33.5%	19.5%	26.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$133	$158	$261	$299
Pull through adjusted lock volume	$5,440	$4,200	$10,302	$8,008
Revenue basis points(1)	2.44%	3.76%	2.53%	3.73%

Expenses	$102	$103	$211	$220
Funded volume	$5,543	$4,254	$10,630	$8,887
Expenses basis points(2)	1.84%	2.42%	1.98%	2.48%

Margin	0.60%	1.34%	0.55%	1.25%

(1) Calculated on pull-through adjusted lock volume as revenue is recognized at the time of loan lock.
(2) Calculated on funded volume as expenses are incurred based on closing of the loan.

Income before income tax expense decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017 primarily due to a decline in revenues. The decline in revenues for the three and six months ended June 30, 2018 is primarily due to lower margins from a shift in product mix. Revenue basis points for 2018 over 2017 declined primarily due to higher correspondent mix. Expense basis points in 2018 declined over 2017 due to increased productivity and cost reduction initiatives. Net margin in 2018 declined due to the reduction in revenue basis points.

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

Revenues, including net gain on mortgage loans held for sale, for our Originations segment are set forth in the table below.

Table 20. Originations - Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service related, net - Originations	$17	$15	$32	$31
Net gain on mortgage loans held for sale
Gain on loans originated and sold	45	106	101	204
Fair value adjustment on loans held for sale	6	(10)	1	10
Mark-to-market on locks and commitments(1)	3	(10)	2	(22)
Mark-to-market on derivative/hedges	(6)	16	(8)	(24)
Capitalized servicing rights	69	40	134	97
Provision of repurchase reserves, net of release	(1)	1	(1)	3
Total net gain on mortgage loans held for sale	116	143	229	268
Total revenues - Originations	$133	$158	$261	$299

Key Metrics
Consumer direct lock pull through adjusted volume(2)	$2,552	$2,769	$5,294	$5,463
Other locked pull through adjusted volume(2)	2,888	1,431	5,008	2,545
Total pull through adjusted volume	$5,440	$4,200	$10,302	$8,008
Funded volume	$5,543	$4,254	$10,630	$8,887
Funded HARP volume	$324	$937	$760	$2,160
Recapture percentage	21.8%	24.2%	24.3%	28.0%
Purchase percentage of funded volume	51.3%	28.6%	45.8%	24.2%
Value of capitalized servicing	126 bps	96 bps	125 bps	106 bps

(1) Mark-to-market on locks and commitments includes our fair value mark-to-market adjustments on IRLCs.
(2) Pull through adjusted volume represents the expected funding from locks taken during the period.

During the three and six months ended June 30, 2018, total revenues decreased compared to the same periods in 2017 primarily driven by a decrease in margins. Higher correspondent mix in 2018 resulted in lower margin which led to the decrease in gain on loans originated and sold.

The HARP program was extended to December 31, 2018, which will allow us to continue to serve qualified homeowners with the opportunity to refinance their mortgage.

Table 21. Originations - Expenses	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries, wages and benefits	$61	$59	$127	$129
General and administrative
Loan origination expenses	13	13	27	33
Corporate and other general and administrative expenses	12	14	23	26
Marketing and professional service fee	13	14	28	27
Depreciation and amortization	3	3	6	5
Total general and administrative	41	44	84	91
Total expenses - Originations	$102	$103	$211	$220

Total expenses remained comparable for the three months ended June 30, 2018 compared to the same periods in 2017.

For the six months ended June 30, 2018 when compared to the same periods in 2017 expense declined $9 or 4%. The reduction in expenses were primarily attributed to lower volume, cost reduction initiatives and improved efficiencies in the direct-to-consumer channel offset by volume growth in the correspondent channel.

Table 22. Originations - Other Income (Expenses), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$17	$11	$32	$25
Interest expense	(16)	(13)	(31)	(26)
Total other income, net - Originations	$1	$(2)	$1	$(1)

Weighted average note rate - mortgage loans held for sale	4.7%	4.2%	4.5%	4.2%
Weighted average cost of funds (excluding facility fees)	4.4%	3.5%	4.2%	3.4%

Interest income primarily relates to mortgage loans held for sale. Interest expense is associated with the warehouse facilities utilized to originate new loans.

Other income, net improved for the three and six months ended June 30, 2018 compared to the same periods in 2017. Interest income increased due to higher funded volume and higher average market rates partially offset by an increase in interest expense driven by higher cost of funds from an increase in the interest rate index.

The following table sets forth activity of the outstanding repurchase reserves associated with the sale of originated loans.

Table 23. Repurchase Reserves	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Repurchase reserves - beginning of period	$9	$15	$9	$18
Provisions	2	1	3	3
Releases	(2)	(2)	(3)	(6)
Charge-offs	—	—	—	(1)
Repurchase reserves - end of period	$9	$14	$9	$14

Certain sale contracts and GSE standards require us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make initial loan payments or if the accompanying mortgage loan fails to meet certain customary representations and warranties, such as the manner of origination, the nature and extent of underwriting standards.

We provide certain representations and warranties on the sale of mortgage loans. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a reserve for estimated losses associated with loan repurchases, purchaser indemnification and premium refunds. The provision for repurchase losses is charged against gain on mortgage loans held for sale. We regularly evaluate the appropriateness of this repurchase reserve based on trends in repurchase and indemnification requests, actual loss experience, settlement negotiations, estimated future loss exposure, and other relevant factors including economic conditions. As a result of year-over-year improvements in loss rates attributable to stronger underwriting standards and due to the fall-off of losses associated with the mortgage loan crisis period prior to 2008, current loss rates have significantly declined. We have determined that previously estimated losses are not expected to occur and have updated our analysis for reserves, resulting in an overall reduction of reserve balances as repurchase liabilities expire with loss rates below provisioned levels. We believe our reserve balance as of June 30, 2018 is sufficient to cover future loss exposure associated with repurchase contingencies on our loan portfolio.

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

Exchange revenue is comprised of real estate disposition services. The Xome.com auction platform leverages our proprietary auction technology designed to increase transparency, reduce fraud risk and provide better execution for property sales. Success of this platform is evidenced by generally higher sales price and lower average days to sell compared to traditional property sales. During the three and six months ended June 30, 2018, we added five and seven new Exchange clients, respectively.

Services revenue is comprised of title, escrow, valuation and field services related to real estate purchases, refinance and default transactions. We continue to serve existing third-party customers and capture refinance and default transactions generated by our Servicing and Originations segments. Today, significant opportunities still exist with respect to penetration of current and new customers. During the three and six months ended June 30, 2018, we added six and ten new Services clients, respectively.

SaaS revenue includes sales of our SaaS platform providing integrated technology, media and data solutions to mortgage servicers, originators and multiple listing service ("MLS") organizations and associations and commissions earned from our retail property sale business. In February 2018, Xome sold the software-based business of its Real Estate Digital ("RED") business but retained RED's reDataVault proprietary offering, which is home to Xome's MLS data. Within our Xome platform, we intend to enhance the home buying and selling experience through smart investments in innovative technology and a sharp focus on customer service by making the home buying and selling transaction experience simpler, more transparent and more accessible for all market participants. Our Xome platform is accessible through a combination of a web-based platform and easy to use mobile apps, giving customers instant access to over 95% of all active MLS listings in the United States. Our platform allows users to search among distressed and non-distressed real estate listings on a single website - a significant advantage over our competitors' platforms which generally support either distressed or non-distressed listings, but not both. Our website 4salebyowner.com is our entry into the "Do It Yourself" ("DIY") real estate sales market of approximately 600,000 properties annually. Our value proposition to home buyers and sellers is to empower them to transact as they want, either through a traditional sales channel or through our proprietary auction technology, which leverages an artificial intelligence enabled listing, bidding and selling strategies and full-service brokerage support. Our goal is to grow this platform into an industry leading DIY solution for home buyers and sellers.

Table 24. Xome - Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$62	$76	$127	$161
Expenses	52	67	104	139
Other income (expenses), net	—	8	9	8
Income before income tax expense	$10	$17	$32	$30
Income before taxes margin - Xome	16.1%	22.4%	25.2%	18.6%

Income before income tax expense decreased for the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to the $8 pre-tax gain in connection with the sale of Xome's retail title division in June 2017. Income before income tax expense increased for the six months ended June 30, 2018 as compared to the same period in 2017. Decreases in revenue for the three and six months ended June 30, 2018 were offset by decreases in compensation related expenses due to a decline in headcount and direct vendor costs as a result of decline in order volumes.

Table 25. Xome - Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Exchange	$27	$27	$53	$58
Services	30	41	63	88
SaaS	5	8	11	15
Total revenues - Xome	$62	$76	$127	$161

Key Metrics
Property listings sold	3,112	3,074	5,992	6,488
REO listings at period end	3,619	4,174	3,619	4,174
Xome services completed orders	117,093	107,220	228,432	226,970
Percentage of revenue earned from third party customers(1)	28.0%	21.6%	27.5%	23.8%

(1) Due to the sale of the retail title division in June 2017 and RED in February 2018, the percentage of revenue earned from third party customers for the three and six months ended June 30, 2017 exclude the impact of the retail title division's operations and the RED sold operations. The percentage for the three and six months ended June 30, 2018 excludes the impact of the RED sold operations.

Exchange revenues remained flat for the three months ended June 30, 2018 and decreased for the six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to lower property listings sold in the first quarter of 2018. The reduction in sales volume in 2018 was primarily due to a decrease in REO property listings as our sales outflow outpaced our referral inflow. Despite the overall decline in revenue, we continue to make progress in diversifying our customer base. For the six months ended June 30, 2018, the percentage of referral inflow on default property listings and revenue earned from third-party customers increased by 17% to 37% and 10% to 14%, respectively.

Services revenues decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to the sale of our retail title division in June 2017 despite an increase in service completed orders. The divergence between the decline in revenue and increase in orders was due to product mix. During both the three and six months ended June 30, 2018, Xome completed approximately 50% greater uninsured title product orders. Uninsured title orders generally have a lower per unit revenue than the majority of the service orders completed. In addition to growth in uninsured title product orders, collateral valuation service orders and associated revenues increased for both internal and third-party customers. These increases were partially offset by a decline in order volume and lower revenue in our national title division.

SaaS revenues decreased three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to the sale of RED in February 2018. This decline was partially offset by growth in revenues associated with our DIY solution described above.

Table 26. Xome - Expenses	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries, wages and benefits	$25	$34	$49	$71
General and administrative
Operational expenses	24	28	49	59
Depreciation and amortization	3	3	6	7
Loss on impairment of assets	—	2	—	2
Total general and administrative	27	33	55	68
Total expenses - Xome	$52	$67	$104	$139

Salaries, wages and benefits expenses decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily driven by the sale of our retail title division in June 2017 and the sale of RED in February 2018. A decrease in acquisition-related compensation and reduction in corporate headcount also contributed to the decrease in salaries and related benefits expenses. Operational expenses decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, driven primarily by a decline in direct vendor costs. In addition, we recorded an impairment charge of $2 in 2017 related to software and hardware for technology assets no longer being developed.

Corporate and Other

Table 27. Corporate and Other - Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$1	$—	$1	$1
Expenses	19	24	40	49
Other income (expenses), net	(33)	(33)	(67)	(70)
Loss before income tax benefit	$(51)	$(57)	$(106)	$(118)

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

Table 28. Legacy Portfolio	June 30, 2018	December 31, 2017
Performing - UPB	$145	$153
Nonperforming (90+ delinquency) - UPB	37	39
REO - estimated fair value	2	1
Total legacy portfolio	$184	$193

Table 29. Corporate and Other - Expenses	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Salaries, wages and benefits	$17	$16	$31	$30
General and administrative
Operational expenses	—	4	5	12
Depreciation and amortization	2	4	4	7
Total general and administrative	2	8	9	19
Total expenses - Corporate and Other	$19	$24	$40	$49

Total expenses decreased in the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to lower operational expenses. The decrease in expenses was driven by cost containment initiatives across corporate functions, which included savings in risk, compliance and legal functions.

Table 30. Corporate and Other - Other Income (Expenses), Net	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income, legacy portfolio	$3	$5	$6	$10

Interest expense, legacy portfolio	(1)	(1)	(2)	(3)
Interest expense on unsecured senior notes	(31)	(36)	(66)	(73)
Other interest, net	(2)	—	(3)	(2)
Total interest expense	(34)	(37)	(71)	(78)
Other income (expense)	(2)	(1)	(2)	(2)
Other income (expenses), net - Corporate and Other	$(33)	$(33)	$(67)	$(70)

Weighted average cost - unsecured senior notes	7.3%	7.4%	7.3%	7.4%

Other income (expenses), net for the Corporate and Other segment consists of interest expense on our unsecured senior notes, the interest income and expense from our legacy portfolio, and other interest related to a revolving facility used for general corporate purposes. Total other income (expenses), net remained consisted in the three months ended June 30, 2018 as compared to the same period in 2017. Total other income (expenses), net improved in the six months ended June 30, 2018 compared to the same period in 2017 as a result of lower interest expense on unsecured senior notes. Interest expense on unsecured senior notes decreased in the three and six months ended June 30, 2018 compared to the same periods in 2017 due to repurchases of debt.

Changes in Financial Position

Table 31. Assets	June 30, 2018	December 31, 2017	% Change
Cash and cash equivalents	$185	$215	(14.0)%
Mortgage servicing rights	3,356	2,941	14.1%
Advances and other receivables, net	1,317	1,706	(22.8)%
Reverse mortgage interests, net	9,477	9,984	(5.1)%
Mortgage loans held for sale at fair value	1,635	1,891	(13.5)%
Other	1,220	1,299	(6.1)%
Total assets	$17,190	$18,036	(4.7)%

Total assets as of June 30, 2018 decreased by $846 or 4.7% compared with December 31, 2017 primarily due to the decrease in advances and other receivables, reverse mortgage interests, net and mortgage loans held for sale. Cash and cash equivalents decreased $30 primarily due to a strategic decision to utilize cash and cash equivalents to reduce overall interest expense through the repurchase of unsecured senior notes and other nonrecourse debt. Advances and other receivables decreased $389 primarily due to stronger recoveries of escrow advances in 2018. Mortgage loans held for sale decreased $256 due to settlement of loans exceeded originations during the first half of 2018. Reverse mortgage interests, net decreased $507 due to the collection on participating interests in HMBS and repayments of HECM loans. These declines in assets were partially offset by the increase in mortgage servicing rights. Mortgage servicing rights went up in 2018 primarily due to favorable fair value adjustments driven by rising interest rates.

Table 32. Liabilities and Stockholders' Equity	June 30, 2018	December 31, 2017	% Change
Unsecured senior notes, net	$1,815	$1,874	(3.1)%
Advance facilities, net	516	855	(39.6)%
Warehouse facilities, net	3,086	3,285	(6.1)%
MSR related liabilities - nonrecourse at fair value	1,063	1,006	5.7%
Other nonrecourse debt, net	7,445	8,014	(7.1)%
Other liabilities	1,324	1,280	3.4%
Total liabilities	15,249	16,314	(6.5)%
Total stockholders' equity attributable to Nationstar	1,940	1,715	13.1%
Noncontrolling interest	1	7	(85.7)%
Total liabilities and stockholders' equity	$17,190	$18,036	(4.7)%

Stockholders' equity at June 30, 2018 increased by $225 or 13.1% compared with December 31, 2017 primarily due to net income earned in the first half of 2018. Within liabilities, the advance facilities decreased by $339 as the portfolio balance declined due to the repayments of advances along with the decision to use cash balances to reduce borrowings. Warehouse facilities decreased by $199 primarily due to repayment from proceeds of issuance of the HECM securitization that happened in the first quarter of 2018. Other nonrecourse debt decreased by $569 primarily due to the collection on participating interests in HMBS and repayments of HECM loans.

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

We believe that our cash flows from operating activities, as well as capacity with existing facilities, provide adequate resources to fund our anticipated ongoing cash requirements. We rely on these facilities to fund operating activities. As the facilities mature, we anticipate renewal of these facilities will be achieved. Future debt maturities will be funded with cash and cash equivalents, cash flow from operating activities and, if necessary, future access to capital markets. We continue to optimize the use of balance sheet cash to avoid unnecessary interest carrying costs.

We service and subservice reverse mortgage loan portfolios with a UPB of $32,264 as of June 30, 2018, which includes $22,777 of net reverse MSLs and $9,487 of reverse mortgage interests. Reverse mortgages provide seniors with the ability to monetize the equity in their homes in a lump sum, line of credit or monthly draws. The unpaid principal balance of the loan is accreted for borrower draws and other costs such as mortgage insurance premiums, property taxes and insurance. Recovery of advances and draws related to reverse MSRs is generally recovered over a two to three month period from the investor. However, for reverse assets recorded as a loan, the repayment of loan balances and collection of servicing fees occurs upon the payoff or other liquidation of the loan. We securitize our holdings in reverse mortgage loans in order to finance subsequent borrower draws and loan related costs.

Cash Flows

The table below presents the major sources and uses of cash flow for operating activities.

Table 33. Operating Cash Flow	Six Months Ended June 30,
	2018	2017
Originations net sales activities	$386	$511
Cash provided by operating profits and changes in working capital and other assets	1,483	360
Net cash attributable to operating activities	$1,869	$871

Cash generated from originations net sales activities was $386 during the six months ended June 30, 2018 compared to $511 in the same period in 2017. The decrease was primarily due to a higher funding of $1,743 for loan origination activities driven by higher correspondent loan volumes. The increase in funding was partially offset by a decrease in proceeds of $1,494 on the sales of previously originated loans.

Cash generated from other operating activities and from changes in working capital and other assets during the six months ended June 30, 2018 increased when compared to the same period in 2017. The increase is primarily due to a decrease of $396 in cash used to pay down payables and accrued liabilities and an increase of $237 in collection of advances and other receivables.

Table 34. Investing Cash Flows	Six Months Ended June 30,
	2018	2017
Purchase of forward mortgage servicing rights, net of liabilities incurred	$(123)	$(13)
Proceeds on sale of assets	13	16
Other	(32)	(27)
Net cash attributable to investing activities	$(142)	$(24)

Our investing activities used $142 and $24 of cash during the six months ended June 30, 2018 and 2017, respectively. The change in investing activities is primarily due to the increase of $110 in purchases of forward mortgage servicing rights and an increase of $6 in property and equipment additions, net of disposals. Although we continue to seek to acquire servicing portfolios at advantageous pricing, the amounts and timing of these opportunities is not of a consistent frequency and can result in cash flows variability between periods.

Table 35. Financing Cash Flow	Six Months Ended June 30,
	2018	2017
Decrease in advance facilities	$(339)	$(214)
Changes in warehouse facilities	(199)	100
Payment of senior unsecured notes and nonrecourse debt	(75)	(110)
Issuance of excess spread financing	70	—
Repayment of excess spread financing	(93)	(109)
Decrease in participating interest financing in reverse mortgage interests	(1,184)	(905)
HECM securitizations	20	132
Other	(7)	(10)
Net cash attributable to financing activities	$(1,807)	$(1,116)

Our financing activities used $1,807 cash during the six months ended June 30, 2018, a decrease of $691 when compared with $1,116 in the same period in 2017. The decrease is primarily due to proceeds from HECM securitizations, a portion of which were used to pay down participating interest financings. During the six months ended June 30, 2018, we issued HMBS under a new trust for total proceeds of $443. Proceeds from the securitization less scheduled pay downs and amounts incurred to settle the collapsed trusts resulted in net cash inflow of $20. Partially offsetting the improvements in financing costs was cash used to pay down advance facilities and warehouse facilities. Advance facilities declined by $339 in 2018, consistent with recoveries in advance balances. Payment of warehouse facilities increased in 2018 when compared with same period in 2017 primarily due to proceeds from HECM securitizations being used to pay down the facilities, which did not occur in the same period in 2017.

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

Financial Covenants
Our advance and warehouse facilities contain various financial covenants which primarily relate to required tangible net worth amounts, liquidity reserves, leverage requirements, and profitability requirements. As of June 30, 2018, we were in compliance with our financial covenants on our borrowing arrangements and credit facilities.

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

In addition, Fannie Mae or Freddie Mac may require capital ratios in excess of stated requirements. Refer to Financial Covenants in Note 8, Indebtedness and Note 14, Capital Requirements for additional information. As of June 30, 2018, we were in compliance with our seller/servicer financial requirements.

Table 36. Debt	June 30, 2018	December 31, 2017
Advance facilities, net	$516	$855
Warehouse facilities, net	3,086	3,285
Unsecured senior notes, net	1,815	1,874

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

As a servicer for reverse mortgage loans, among other things, we are required to fund borrower draws on the loans. We typically pool borrower draws for approximately 30 days before including them in a HMBS securitization. At June 30, 2018, unsecuritized borrower draws totaled $413 and our maximum unfunded advance obligation related to these reverse mortgage loans was $3,426.

Unsecured Senior Notes
From 2010 through 2013, we completed offerings of unsecured senior notes, which mature on various dated through June 2022. We pay interest semi-annually to the holders of these notes at interest rates ranging from 6.5% to 9.625%.

Table 37. Contractual Maturities - Unsecured Senior Notes

As of June 30, 2018, the expected maturities of our unsecured senior notes based on contractual maturities are presented below.

Year Ending December 31,	Amount
2018(1)	$364
2019(2)	266
2020(1)	394
2021	595
2022	206
Unsecured senior notes principal amount	1,825
Unamortized debt issuance costs	(10)
Unsecured senior notes, net	$1,815

(1) The entire remaining principal amount of this unsecured senior note plus accrued interests was subsequently paid off on August 1, 2018 in connection with the Merger.
(2) The entire remaining principal amount of this unsecured senior note plus accrued interests is expected to be paid off on August 15, 2018.

Contractual Obligations

As of June 30, 2018, no material changes to our outstanding contractual obligations were made from the amounts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Variable Interest Entities and Off-Balance Sheet Arrangements

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

We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We believe that on the whole our estimated net changes to the fair value of our assets and liabilities at June 30, 2018 are within acceptable ranges based on the materiality of our financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2018.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We are a state licensed, non-bank mortgage lender and servicer. Our business is subject to extensive examinations, investigations and reviews by various federal, state and local regulatory and enforcement agencies. We have historically had and continue to have a number of open investigations with various regulators or enforcement agencies.

We continue to receive regulatory and governmental investigations, subpoenas, examinations and other inquiries. We are currently the subject of various regulatory or governmental investigations, subpoenas, examinations and inquiries related to our residential loan servicing and origination practices, bankruptcy and collections practices, financial reporting and other aspects of our businesses. These matters include investigations by the Bureau of Consumer Financial Protection (the "BCFP"), the Securities and Exchange Commission, the Executive Office of the United States Trustees, the Department of Justice, the Office of the Special Inspector General for the Troubled Asset Relief Program, the U.S. Department of Housing and Urban Development, the multi-state coalition of mortgage banking regulators and various State Attorneys General. These specific matters and other pending or potential future investigations, subpoenas, examinations or inquiries may lead to administrative, civil or criminal proceedings or settlements and possibly result in remedies including fines, penalties, restitution, or alterations in our business practices and in additional expenses and collateral costs. We are cooperating fully in these matters.

For example, we continue to progress towards resolution of certain legacy regulatory matters involving regulatory examination findings for alleged violations of certain laws related to our business practices. On April 24, 2018, the BCFP notified us that, in accordance with the BCFP’s discretionary Notice and Opportunity to Respond and Advise (NORA) process, the BCFP’s Office of Enforcement is considering whether to recommend that the BCFP take enforcement action against us, alleging violations of the Real Estate Settlement Procedures Act, the Consumer Financial Protection Act, and the Homeowners Protection Act, which stems from a 2014 examination. The purpose of a NORA letter is to provide a party being investigated an opportunity to present its position to the BCFP before an enforcement action may be recommended or commenced. We are continuing to cooperate with the BCFP. There can be no assurance that the BCFP will not seek to exercise its enforcement authority through settlement, administrative proceedings or litigation and seek injunctive relief, damages, restitution and civil monetary penalties, which could have a material adverse effect on our business, reputation, financial condition and results of operations. However, we believe it is premature to predict the potential outcome or to estimate any potential financial impact in connection with any potential BCFP enforcement action. We have not recorded an accrual related to this matter as of June 30, 2018 as we do not believe a loss is probable. There is a reasonable possibility that a loss may be incurred; however, the possible loss or range of loss is not estimable.

In addition, we are a defendant in a class action proceeding originally filed in state court in March 2012, and then removed to the United States District Court for the Eastern District of Washington under the caption Laura Zamora Jordan v. Nationstar Mortgage LLC. The suit was filed on behalf of a class of Washington borrowers and challenges property preservation measures we took, as loan servicer, after the borrowers defaulted and our vendors determined that the borrowers had vacated or abandoned their properties. The case raises claims for (i) common law trespass, (ii) statutory trespass, and (iii) violation of Washington’s Consumer Protection Act, and seeks recovery of actual, statutory, and treble damages, as well as attorneys’ fees and litigation costs. On July 25, 2018, we entered into a settlement agreement to resolve this matter. The parties are currently seeking approval of the settlement from the court.

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

On May 8, 2018, a purported class action lawsuit styled as Franchi v. Nationstar Mortgage Holdings Inc., et al., was filed in the United States District Court for the Northern District of Texas naming Nationstar, WMIH Corp., Wand Merger Corporation and the individual members of the Nationstar board of directors as defendants.  The complaint alleged that the defendants violated the Exchange Act by disseminating a false and misleading registration statement.  In order to, among other things, eliminate the burden, inconvenience, expense, risk, and disruption of continued litigation, on June 26, 2018, the plaintiff and the defendants (together, the “Parties”) entered into a memorandum of understanding (the “MOU”) to resolve the claims asserted by the plaintiff without the defendants admitting any wrongdoing or conceding the materiality of any supplemental disclosures.  Pursuant to the MOU, the Parties agreed that the defendants would cause to be made certain supplemental disclosures set forth in an 8-K filed with the SEC on June 26, 2018.  The MOU further specifies that, within five (5) business days of the closing of the Merger, the Parties will file a stipulation of dismissal of the purported class action lawsuit.  That stipulation will dismiss plaintiff’s individual claims with prejudice, and dismiss the claims purportedly asserted on behalf of a putative class of Nationstar shareholders without prejudice.  The MOU will not affect the timing of the Merger or the amount or form of consideration to be paid in the Merger.

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

Item 2. Issuer Purchases of Equity Securities

(in thousands except Average Price Paid per Share)
Period	(a) Total Number of Shares (or Units) Purchased (in thousands)		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1) (in thousands)	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program (in millions)
April 1 - 30, 2018	—		$—	—	$—
May 1 - 31, 2018	—		$—	—	$—
June 1 - 30, 2018	73	(1)	$17.94	—	$—
Total	73			—

(1) In the second quarter of 2018, approximately 73 thousand shares of common stock were surrendered at an average price of $17.94 per share to us by certain employees in an amount equal to the amount of tax withheld to satisfy minimum statutory tax requirements in connection with the vesting of restricted shares. As of the date of this report, we have no publicly announced plans or programs to repurchase our common stock.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Second Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.1	06/22/2018
4.2	First Supplemental Indenture, dated as of June 21, 2018, by and among Nationstar Mortgage LLC, Nationstar Capital Corporation, the guarantors thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-35449	4.2	06/22/2018
10.1
Amendment Number Six, dated as of May 29, 2018 to the Second Amended and Restated Master Repurchase Agreement, dated January 29, 2016, among Barclays Bank PLC, as purchaser and agent, Sutton Funding LLC, as a purchaser, and Nationstar Mortgage LLC, as seller
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

NATIONSTAR MORTGAGE HOLDINGS INC.

August 3, 2018	/s/ Jay Bray
Date	Jay Bray Chief Executive Officer (Principal Executive Officer)

August 3, 2018	/s/ Amar R. Patel
Date	Amar R. Patel Chief Financial Officer (Principal Financial and Accounting Officer)